Form 10-Q
period 2021-06-30
VINEBROOK HOMES TRUST, INC.
filed 2021-08-11
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-56274

VineBrook Homes Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83-1268857
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2515 McKinney Avenue, Suite 1100, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 463-6697

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2021, the registrant had 16,120,526 shares of its Class A Common Stock, par value $0.01 per share, and 0 shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended June 30, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you against relying on any of these forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	risks associated with the COVID-19 pandemic and future outbreak of other highly infectious or contagious diseases;

•

risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Real Estate Advisors V, L.P. (our “Adviser”), members of VineBrook Homes, LLC’s (our “Manager”) management team or their affiliates;

•

our dependence on our Adviser, Manager and their affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser, Manager and their affiliates and personnel;

•	risks associated with the Manager’s ability to terminate the Management Agreements (as defined below) and risks associated with any potential internalization of our management functions;

•	loss of key personnel of our Adviser and our Manager;

•	risks associated with the fluctuation in the net asset value (“NAV”) per share amounts;

•

unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including our ability to access funding and generate returns for stockholders;

•	the risk we make significant changes to our strategies in a market downturn, or fail to do so;

•	risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in our assets;

•	risks related to increasing property taxes, homeowner’s associations (“HOAs”) fees and insurance costs may negatively affect our financial results;

•	risks associated with acquisitions, including the risk of expanding our scale of operations and acquisitions, which could adversely impact anticipated yields;

ii

•

risks associated with leasing real estate, including the risks that rents do not increase sufficiently to keep pace with rising costs of operations and competitive pressures from other types of properties or market conditions that incentivize tenants to purchase their residences;

•

risks related to tenant relief laws, including laws regulating evictions, rent control laws, executive orders, administrative orders and other regulations that may impact our rental income and profitability;

•	risks related to governmental laws, regulations and rules applicable to our properties or that may be passed in the future;

•	risks relating to the timing and costs of the renovation of properties which has the potential to adversely affect our operating results and ability to make distributions;

•	risks related to our ability to change our major policies, operations and targeted investments without stockholder consent;

•	risks related to failure to maintain our status as a real estate investment trust (“REIT”);

•	risks related to failure of our OP (defined below) to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;

•

risks related to compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	the risk that the Internal Revenue Service (“IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;

•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;

•

risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the “Code”) for REITs and the stock ownership limit imposed by our amended and restated charter;

•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;

•	risks associated with purchasing single-family rental (“SFR”) properties through the foreclosure auction process;

•	damage associated with SFR properties sold through short sales or foreclosure sales may require extensive renovation; and

•

any of the other risks included under Item 1A, “Risk Factors,” in our Registration Statement on Form 10, as amended (File No. 000-56274), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2021 (the “Form 10”).

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Operating real estate investments
Land	$296,001	$171,062
Buildings and improvements	1,148,741	582,610
Intangible lease assets	5,669	795
Total gross operating real estate investments	1,450,411	754,467
Accumulated depreciation and amortization	(54,418)	(34,396)
Total net operating real estate investments	1,395,993	720,071
Real estate held for sale, net	557	675
Total net real estate investments	1,396,550	720,746
Cash	43,901	31,225
Restricted cash	20,515	5,871
Accounts receivable	7,572	3,983
Due from Manager (see Note 11)	663	663
Prepaid and other assets	4,643	17,480
TOTAL ASSETS	$1,473,844	$779,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$386,485	$262,522
Credit facilities, net	448,677	83,937
NREO Note Payable, net (see Note 11)	—	1,250
Accounts payable and other accrued liabilities	19,254	8,573
Accrued real estate taxes payable	15,365	12,591
Accrued interest payable	1,289	616
Security deposit liability	13,186	7,292
Prepaid rents	2,380	1,255
Fair market value of interest rate swaps	9,147	15,453
Total Liabilities	895,783	393,489

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 3,540,000 shares issued and outstanding, respectively	120,584	85,067
Redeemable noncontrolling interests in the OP	145,383	127,090
Stockholders' Equity:
Common stock, $0.01 par value: 300,000,000 shares authorized; 13,891,715 and 9,260,795 shares issued and outstanding, respectively	139	93
Additional paid-in capital	362,165	210,381
Distributions in excess of retained earnings	(44,801)	(26,002)
Accumulated other comprehensive income (loss)	(5,409)	(10,150)
Total Stockholders' Equity	312,094	174,322
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,473,844	$779,968

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$39,112	$17,549	$69,248	$34,251
Other income	709	355	1,201	756
Total revenues	39,821	17,904	70,449	35,007
Expenses
Property operating expenses	6,007	3,962	11,160	7,409
Real estate taxes and insurance	7,644	3,653	13,938	6,784
Property management fees	2,587	1,434	4,560	2,796
Advisory fees	2,010	782	3,301	1,495
Corporate general and administrative expenses	1,837	1,239	3,318	1,737
Property general and administrative expenses	1,332	327	2,655	1,172
Depreciation and amortization	12,507	4,768	20,551	9,690
Interest expense	7,688	2,858	12,814	5,572
Total expenses	41,612	19,023	72,297	36,655
Loss on sales of real estate	(123)	(129)	(198)	(155)
Operating loss	(1,914)	(1,248)	(2,046)	(1,803)
Casualty gain/(loss), net of insurance proceeds	(93)	113	(102)	113
Net loss	(2,007)	(1,135)	(2,148)	(1,690)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	—	4,413	—
Net loss attributable to redeemable noncontrolling interests in the OP	(466)	(366)	(501)	(556)
Net loss attributable to common stockholders	$(3,748)	$(769)	$(6,060)	$(1,134)
Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate swaps	(65)	(2,297)	6,306	(19,951)
Total comprehensive income/(loss)	(2,072)	(3,432)	4,158	(21,641)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	—	4,413	—
Comprehensive income/(loss) attributable to redeemable noncontrolling interests in the OP	(482)	(1,099)	1,064	(7,272)
Comprehensive loss attributable to common stockholders	$(3,797)	$(2,333)	$(1,319)	$(14,369)

Weighted average common shares outstanding - basic	12,812	6,669	11,621	6,288
Weighted average common shares outstanding - diluted	12,812	6,669	11,621	6,288

Loss per share - basic	$(0.29)	$(0.12)	$(0.52)	$(0.18)
Loss per share - diluted	$(0.29)	$(0.12)	$(0.52)	$(0.18)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

(Unaudited)

	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2020	9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders			—	(2,312)	—	(2,312)
Issuance of Class A common stock	2,241,677	22	80,829	—	—	80,851
Redemptions of Class A common stock	(3,427)	—	(126)	—	—	(126)
Offering costs			(296)	—	—	(296)
Equity-based compensation	—	—	514	—	—	514
Common stock dividends declared ($0.5301 per share)			—	(5,746)	—	(5,746)
Other comprehensive income attributable to common stockholders			—	—	4,790	4,790
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			3	—	—	3
Balances, March 31, 2021	11,499,045	$115	$291,305	$(34,060)	$(5,360)	$252,000
Net loss attributable to common stockholders			—	(3,748)	—	(3,748)
Issuance of Class A common stock	2,499,331	25	93,290	—	—	93,315
Redemptions of Class A common stock	(133,303)	(1)	(5,155)	—	—	(5,156)
Offering costs			(944)	—	—	(944)
Equity-based compensation	26,642	—	626	—	—	626
Common stock dividends declared ($0.5301 per share)			—	(6,993)	—	(6,993)
Other comprehensive loss attributable to common stockholders			—	—	(49)	(49)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(16,957)	—	—	(16,957)
Balances, June 30, 2021	13,891,715	$139	$362,165	$(44,801)	$(5,409)	$312,094

	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2019	5,162,532	$52	$114,589	$(8,235)	$1,065	$107,471
Net loss attributable to common stockholders			—	(365)	—	(365)
Issuance of Class A common stock	1,457,940	14	44,560	—	—	44,574
Offering costs			(188)	—	—	(188)
Equity-based compensation			135	—	—	135
Common stock dividends declared			—	(3,185)	—	(3,185)
Other comprehensive income attributable to common stockholders			—	—	(11,671)	(11,671)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP			(7,656)	—	—	(7,656)
Balances, March 31, 2020	6,620,472	$66	$151,440	$(11,785)	$(10,606)	$129,115
Net loss attributable to common stockholders			—	(769)	—	(769)
Issuance of Class A common stock	154,699	2	4,735	—	—	4,737
Offering costs			(240)	—	—	(240)
Equity-based compensation			267	—	—	267
Common stock dividends declared			—	(3,607)	—	(3,607)
Other comprehensive income attributable to common stockholders			—	—	(1,564)	(1,564)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP			1,478	—	—	1,478
Balances, June 30, 2020	6,775,171	$68	$157,680	$(16,161)	$(12,170)	$129,417

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,148)	$(1,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sales of real estate	198	155
Depreciation and amortization	20,551	9,690
Amortization of deferred financing costs	1,690	370
Change in fair value on derivative instruments included in interest expense	1,749	(87)
Net cash paid on derivative settlements	(2,109)	(246)
Amortization of assumed debt premium	(78)	(31)
Equity-based compensation	2,073	1,008
Casualty gain/(loss)	102	(113)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(6,206)	81
Operating liabilities	8,785	4,595
Net cash provided by operating activities	24,607	13,732

Cash flows from investing activities
Net proceeds from sales of real estate	1,033	1,391
Prepaid acquisition deposits	(1,020)	(207)
Insurance proceeds received	319	594
Acquisitions of real estate investments	(640,265)	(57,543)
Additions to real estate investments	(36,370)	(25,866)
Net cash used in investing activities	(676,303)	(81,631)

Cash flows from financing activities
Notes payable proceeds received	125,049	—
Notes payable payments	(148)	(77)
Credit facilities proceeds received	405,001	25,000
Credit facilities principal payments	(35,000)	—
NREO Note repayment	(1,250)	—
Financing costs paid	(7,811)	(118)
Proceeds from issuance of Class A common stock	167,833	46,298
Redemptions of Class A common stock paid	(126)	—
Offering costs paid	(1,276)	(245)
Dividends paid to common stockholders	(6,049)	(3,660)
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	35,213	—
Payments for taxes related to net share settlement of stock-based compensation	(46)	—
Preferred stock dividends paid	(2,031)	—
Contributions from redeemable noncontrolling interests in the OP	2,640	4,499
Distributions to redeemable noncontrolling interests in the OP	(2,983)	(1,440)
Net cash provided by financing activities	679,016	70,257

Change in cash and restricted cash	27,320	2,358
Cash and restricted cash, beginning of period	37,096	17,830
Cash and restricted cash, end of period	$64,416	$20,188

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$6,669	$5,635
Cash paid for income and franchise taxes	101	68

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	4,898	213
Accrued dividends payable to common stockholders	357	120
Accrued distributions payable to redeemable noncontrolling interests in the OP	315	167
Accrued dividends payable to preferred stockholders	4,063	—
Accrued redemptions payable to common stockholders	5,156	—
Accretion to redemption value of Redeemable Series A preferred stock	350	—
Offering costs accrued	69	183
Issuance of Shares to common stockholders related to DRIP dividends	6,333	3,013
DRIP dividends to common stockholders	(6,333)	(3,013)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	765	1,821
DRIP distributions to redeemable noncontrolling interests in the OP	(765)	(1,821)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 18, 2018 and has elected to be taxed as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing SFR home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of June 30, 2021, there were 14,836,112 Class A units of the OP (“OP Units”), of which 11,274,538, or 76.0%, were owned by the Company, 1,953,967, or 13.2%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 84,682, or 0.6%, were owned by NexPoint Real Estate Strategies Fund (“NRESF”), 737,362, or 5.0%, were owned by NexPoint Real Estate Capital, LLC (“NREC”), 133,636, or 0.9% were owned by GAF REIT, LLC (“GAF REIT”) and 651,927, or 4.4%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF, NREC and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below).

The Company began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”) for a total purchase price of approximately $330.2 million, including closing and financing costs of $6.0 million (the “Formation Transaction”). On November 1, 2018, the Company accepted subscriptions for 1,097,367 shares of its Class A common stock, par value $0.01 (“Shares”), for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of Shares were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from a Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage (the “Initial Mortgage”) provided by KeyBank N.A. (“KeyBank”). On May 1, 2019 (the “Release Date”), approximately $1.4 million worth of OP Units were released to various VineBrook Contributors from an indemnity reserve escrow that was established at the time the Initial Portfolio was acquired. From the time the escrow reserve was established until the Release Date, no indemnity claims were made against said escrow.

Between November 1, 2018 and June 30, 2021, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 10,661 additional homes and sold 93 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 14,697 homes (the “Portfolio”) in 16 states as of June 30, 2021. The acquisitions of the additional homes were funded by loans (see Note 5), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

The Company is externally managed by the Adviser, through an agreement dated November 1, 2018 and subsequently amended and restated on May 4, 2020, for an initial term ending November 1, 2021 (the “Advisory Agreement”) and will automatically renew for one-year terms thereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain the Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the Portfolio under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements are supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Adviser and the Manager, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes.

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a renovation program for the homes acquired.

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through a continuous private placement (the “Continuous Offering”), under regulation D of the Securities Act of 1933, as amended (the “Securities Act”) (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Continuous Offering expires on November 1, 2023 but may be extended for up to two times for one year for each extension at the Board’s discretion. The initial offering price for Shares sold through the Continuous Offering was $25.00 per Share. The Company conducts periodic closings and sells Shares at the prior NAV per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. Additionally, an independent third-party valuation firm assesses and evaluates the appropriateness of our NAV calculations on a quarterly basis; all NAVs have been assessed as reasonable by the third party. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

NexPoint Securities, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, serves as the dealer manager for the Continuous Offering and Raymond James and other unaffiliated broker-dealers serve as placement agents (the “Placement Agents”) through selling agreements (“Selling Agreements”) between each Placement Agent and the Company.

The Company has adopted a Long-Term Incentive Plan (the “2018 LTIP”) whereby the Board, or a committee thereof, may grant awards of restricted stock units of the Company (“RSUs”) or profits interest units in the OP (“PI Units”) to certain employees of the Adviser and the Manager, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). Under the terms of the 2018 LTIP, 426,307 Shares were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2019 by a number equal to 10% of the total number outstanding on December 31st of the preceding year of the number of outstanding OP Units and vested PI Units, provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase (the “Share Reserve”). In addition, the Shares available under the 2018 LTIP may not exceed in the aggregate 10% of the number of OP Units and vested PI Units outstanding at the time of measurement (the “Share Maximum”). Grants may be made annually by the Board, or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP will occur over a period of time as determined by the Board and may include the achievement of performance metrics, also as determined by the Board in its sole discretion.

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the SEC. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. References to number of properties are unaudited.

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and December 31, 2020 and results of operations for the three and six months ended June 30, 2021 and 2020 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019 included in the Form 10. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2021, the Company has determined it must consolidate the OP and its subsidiaries under the VIE model as it was determined the Company both controls the direct activities of the OP and the right to receive benefits that could potentially be significant to the OP. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated at the OP is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages.

Real Estate Investments

Upon acquisition, we evaluate our acquired SFR properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Since substantially all of the fair value of our acquired properties is concentrated in a single identifiable asset or group of similar identifiable assets and the acquisitions do not include a substantive process, our purchases of homes or portfolios of homes qualify as asset acquisitions. Accordingly, upon acquisition of a property, the purchase price and related acquisition costs (“Total Consideration”) are allocated to land, buildings, improvements, fixtures, and intangible lease assets based upon their relative fair values.

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 6), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

Real estate assets, including land, buildings, improvements, fixtures, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. The Company also incurs costs to prepare acquired properties for rental. These costs are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest costs as a cost of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest costs have been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred, unless the renovation meets the Company’s capitalization criteria. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	27.5 years
Improvements (1)	15 years
Fixtures (1) (2)	5 - 7 years
Intangible lease assets	6 months
Capitalized building maintenance	3 - 15 years

(1)	Disclosed in the table is the typical depreciable life used by the Company.

(2)	Fixtures are included in buildings and improvements on the consolidated balance sheet.

As of June 30, 2021, the gross balance and accumulated amortization related to the intangible lease assets was $5.7 million and $3.5 million, respectively. As of December 31, 2020, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.3 million, respectively. For the three months ended June 30, 2021 and 2020, the Company recognized approximately $2.6 million and $0.2 million, respectively, of amortization expense related to the intangible lease assets. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $3.6 million and $0.7 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the three and six months ended June 30, 2021 and 2020.

Cash and restricted cash

The Company maintains cash at multiple financial institutions and, at times, these balances exceed federally insurable limits. As a result, there is a concentration of credit risk related to amounts on deposit. We believe any risks are mitigated through the size of the financial institutions at which our cash balances are held.

Restricted cash represents cash deposited in accounts related to security deposits, property taxes, insurance premiums and deductibles and other lender-required escrows. Amounts deposited in the reserve accounts associated with the loans can only be used as provided for in the respective loan agreements, and security deposits held pursuant to lease agreements are required to be segregated.

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020	December 31, 2020
Cash	$43,901	$15,547	$31,225
Restricted cash	20,515	4,641	5,871
Total cash and restricted cash	$64,416	$20,188	$37,096

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. As a result of the adoption of ASC 842, Leases, on January 1, 2019, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, administrative, application and other fees and are recognized when earned. The Company uses a direct write-off method for uncollectable rents; these uncollectible rents are netted against rental income.

Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale, which is presented in loss on sales of real estate on the consolidated statements of operations and comprehensive income (loss), when the derecognition criteria under ASC 610-20 have been met.

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842. The Q&A states that some lease contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. Therefore, entities would need to perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions. The FASB determined it would be acceptable for entities to not perform a lease-by-lease analysis regarding rent concessions resulting from COVID-19, and to instead make a policy election regarding rent concessions, which would give entities the option to account or not to account for these rent concessions as lease modifications if the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. Entities making the election to account for these rent concessions as lease modifications would recognize the effects of rent abatements and rent deferrals on a prospective straight-line basis over the remainder of the modified contract. We have made the election to not perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to payment plans. By electing the FASB relief, we have also made an accounting policy election to not account for rent deferrals provided to lessees due to the COVID-19 pandemic as lease modifications. Lessees are required to pay the full outstanding balance of the rent deferred over the period of the payment plan.

Redeemable Securities

Included in the Company’s consolidated balance sheets are redeemable noncontrolling interests in the OP and 6.50% Series A Cumulative Redeemable Preferred Stock (the “Preferred Shares”). These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. The Company accounts for these under the provisions of ASC Topic 480-10-S99-3A, paragraph 15(b).

In accordance with ASC Topic 480-10-S99, since the redeemable noncontrolling interests in the OP have a redemption feature, they are measured at their redemption value if such value exceeds the carrying value of interests. The redemption value is based on the NAV per unit at the measurement date. The offset to the adjustment to the carrying amount of the redeemable noncontrolling interests in the OP is reflected in the Company’s additional paid-in capital on the balance sheet. In accordance with ASC Topic 480-10-S99, the Preferred Shares are measured at their carrying value plus the accretion to their future redemption value on the balance sheet. The accretion is reflected in the Company’s dividends on and accretion to redemption value of Series A redeemable preferred stock on the statement of operations and comprehensive income (loss).

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which excludes any unvested RSUs issued pursuant to the 2018 LTIP. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effects of the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares. During periods of net loss, the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares is anti-dilutive and is not included in the calculation of earnings (loss) per share. The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for loss per share:
Net loss	$(2,007)	$(1,135)	$(2,148)	$(1,690)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	—	4,413	—
Net loss attributable to redeemable noncontrolling interests in the OP	(466)	(366)	(501)	(556)
Net loss attributable to common stockholders	$(3,748)	$(769)	$(6,060)	$(1,134)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	12,812	6,669	11,621	6,288
Weighted average unvested RSUs, PI Units, and OP Units	—	—	—	—
Weighted average common shares outstanding - diluted	12,812	6,669	11,621	6,288

Earnings (loss) per weighted average common share:
Basic	$(0.29)	$(0.12)	$(0.52)	$(0.18)
Diluted	$(0.29)	$(0.12)	$(0.52)	$(0.18)

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

COVID-19

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term. Since the outbreak, we have provided limited payment plans if certain criteria are met by residents. The duration of a payment plan is determined on a case by case basis, and ultimately the tenant is expected to make rent payments in full over time. The Company had not granted any direct rent reductions to residents in response to the crisis as of June 30, 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business.

3. Investments in Subsidiaries

In connection with its indirect investments in real estate assets acquired, the Company, through its ownership of the OP, indirectly holds a proportional ownership interest in the Portfolio, through the OP’s beneficial ownership of all of the issued and outstanding membership interests in the special purpose limited liability companies (“SPEs”) that directly or indirectly own the Portfolio. All of the properties in the Portfolio are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company, except as discussed below. Under the terms of the notes payable, except as discussed below, the lender has a mortgage interest in each real estate asset in the SPE to which the loan is made.

As of June 30, 2021, the Company owned the Portfolio, which consisted of 14,697 properties, through thirteen SPEs and their various subsidiaries. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of June 30, 2021, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 5) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	66	$6,005	100%	Yes	$5,048
NREA VB II, LLC	171	16,501	100%	Yes	10,799
NREA VB III, LLC	1,322	119,861	100%	Yes	71,189
NREA VB IV, LLC	386	37,032	100%	Yes	24,330
NREA VB V, LLC	1,829	125,390	100%	Yes	108,384
NREA VB VI, LLC	302	27,322	100%	Yes	18,661
NREA VB VII, LLC	36	3,033	100%	Yes	2,989
True FM2017-1, LLC	211	17,581	100%	Yes	10,486
SMP Homes 3B, LLC	160	16,561	100%	Yes	9,282
SMP Homes 5B, LLC	46	4,559	100%	Yes	2,356
VB One, LLC	4,414	401,969	100%	No	135,000
VB Two, LLC	1,859	156,365	100%	No	125,000
VB Three, LLC	3,895	518,789	100%	No	320,000
	14,697	$1,450,968			$843,524

(1)

Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC and VB Three, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.

4. Real Estate Assets

As of June 30, 2021, the Company, through the OP and its SPE subsidiaries, owned 14,697 SFR homes. As of  December 31, 2020, the Company, through the OP and its SPE subsidiaries, owned 9,282 SFR homes. The components of the Company’s real estate investments in SFR properties were as follows (in thousands):

	Land	Buildings and improvements (1)	Intangible lease assets	Real estate held for sale, net	Total
Gross Real Estate, December 31, 2020	$171,062	$582,610	$795	$675	$755,142
Additions	124,939	566,131	5,403	1,113	697,586
Write-offs	—	—	(529)	—	(529)
Dispositions	—	—	—	(1,231)	(1,231)
Gross Real Estate, June 30, 2021	296,001	1,148,741	5,669	557	1,450,968
Accumulated depreciation and amortization	—	(50,946)	(3,472)	—	(54,418)
Net Real Estate, June 30, 2021	$296,001	$1,097,795	$2,197	$557	$1,396,550

(1)	Includes capitalized interest, real estate taxes, insurance and other costs incurred during renovation of the properties.

During the three months ended June 30, 2021 and 2020, the Company recognized depreciation expense of approximately $9.9 million and $4.6 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded depreciation expense of approximately $16.9 million and $8.9 million, respectively.

Acquisitions and dispositions

During the six months ended June 30, 2021, the Company, through the OP, acquired 5,428 homes, including the homes in the portfolios discussed below, and disposed of 13 homes.

On January 22, 2021, the Company, through the OP, purchased 1,725 homes, net of a simultaneous bulk disposition, located throughout the midwestern and southeastern United States (the “Conrex I Portfolio”). The gross purchase price including closing costs and other expenses and net of the simultaneous bulk disposition was approximately $228.0 million.

On March 1, 2021, the Company, through the OP, purchased 2,170 homes, net of a simultaneous bulk disposition, located throughout the midwestern and southeastern United States (the “Conrex II Portfolio”). The gross purchase price including closing costs and other expenses and net of the simultaneous bulk disposition was approximately $282.9 million.

The Company performed a preliminary allocation of the Conrex I Portfolio and Conrex II Portfolio purchase prices to the individual components as of March 31, 2021 based on their estimated fair values, which were determined at a portfolio level using the best available information from an independent third-party valuation firm. During the second quarter 2021, the Company updated the purchase price allocation based upon the finalized valuation report from that independent third-party valuation firm, which considered additional market-specific data in estimating the fair values of the acquired assets. During the quarter ended June 30, 2021, the Company reallocated approximately $59.3 million of the purchase price from land to buildings and improvements based upon the finalized valuation report. The impact on depreciation expense related to this reallocation was not material for the three or six months ended June 30, 2021.

On April 22, 2021, the Company, through the OP, purchased 100 homes located in Dayton, Ohio for approximately $10.2 million (the “Don Wright Portfolio”).

During the three months ended June 30, 2021, the Company, through the OP, entered into an agreement to acquire a portfolio of 279 homes in St. Louis for approximately $35.8 million (the “Ovation Portfolio”). On May 12, 2021, the OP, purchased 202 homes in St. Louis for approximately $23.5 million in connection with the Ovation Portfolio. As of June 30, 2021, the Company was committed to purchasing the remaining 77 homes from the same seller, which was completed in July 2021. See Note 12 for further details.

Held for sale properties

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. Once the Company begins marketing an asset or determines that it will pursue marketing an asset, the asset becomes classified as held for sale. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2021, there are 8 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $0.6 million.

5. Debt

On November 1, 2018, the OP (as guarantor) and some of the SPEs (as borrowers) entered into the $241.4 million Initial Mortgage with KeyBank. The Initial Mortgage is secured by certain properties in the Initial Portfolio and equity pledges of the SPEs and bears interest at a variable rate equal to the 30-day London InterBank Offered Rate (“one-month LIBOR”) plus 1.55%. The Initial Mortgage is interest-only for the first 48 months of the term and principal amortizes at a rate of 30 years over the last 36 months of the term. The Initial Mortgage matures and is due in full on December 1, 2025. The balance of the Initial Mortgage, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC and bears interest at a variable rate equal to one-month LIBOR plus 2.25%. The Warehouse Facility is a full-term, interest-only facility with an initial 36-month term, has one 12-month extension option, and the Company has the right to request an increase in the facility amount of up to $250.0 million. As of June 30, 2021, the commitment amount of the Warehouse Facility is $135.0 million and $135.0 million was drawn. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in Warehouse Facility on the consolidated balance sheets.

On September 30, 2019, in connection with the acquisition of a 954-home portfolio (the “TrueLane Portfolio”), the OP (as guarantor) assumed an approximately $10.8 million Freddie Mac mortgage loan (the “TrueLane Mortgage”) with Berkadia Commercial Mortgage LLC as a result of the OP’s acquisition of True FM 2017-1, LLC. The TrueLane Mortgage is secured by some of our properties and an equity pledge in True FM 2017-1, LLC and bears interest at a fixed rate equal to 5.35%. The TrueLane Mortgage matures and is due in full on February 1, 2028 and requires monthly principal and interest payments. The balance of the TrueLane Mortgage, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On December 28, 2020, in connection with the acquisition of a 161-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $9.2 million mortgage loan assumed by a subsidiary of the OP (the “Colony Note”) with Colony American Finance Lender, LLC as a result of the OP’s acquisition of SMP Homes 3B, LLC. The Colony Note is secured by the properties in SMP Homes 3B, LLC and an equity pledge in SMP Homes 3B, LLC and bears interest at a fixed rate equal to 6.06%. The Colony Note matures and is due in full on December 9, 2021 and requires monthly principal and interest payments. The balance of the Colony Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On December 28, 2020, in connection with the acquisition of a 45-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $2.4 million mortgage loan assumed by a subsidiary of the OP (the “CoreVest Note”) with CoreVest American Finance Lender LLC as a result of the OP’s acquisition of SMP Homes 5B, LLC. The CoreVest Note is secured by the properties in SMP Homes 5B, LLC and an equity pledge in SMP Homes 5B, LLC and bears interest at a fixed rate equal to 6.12%. The CoreVest Note matures and is due in full on January 9, 2023 and requires monthly principal and interest payments. The balance of the CoreVest Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On January 6, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note is secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bears interest at a fixed rate of 3.25%. The MetLife Note is interest-only and matures and is due in full on January 31, 2026.

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. As of June 30, 2021, the JPM Facility has $180.0 million of available capacity.

As of June 30, 2021, the Company is in compliance with all debt covenants in all of its debt agreements.

The weighted average interest rate of the Company’s debt was 2.5618% as of June 30, 2021 and 2.1227% as of December 31, 2020. As of June 30, 2021 and December 31, 2020, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 3.0665% and 3.2998%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.4309% for one-month LIBOR on its combined $320.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $320.0 million of the Company’s floating rate indebtedness (see Note 6).

The following table contains summary information concerning the Company’s debt as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		Outstanding Principal as of
	Type	June 30, 2021	December 31, 2020	Interest Rate (1)
Initial Mortgage	Floating	$241,400	$241,400	1.65%
Warehouse Facility	Floating	135,000	85,000	2.35%
JPM Facility	Floating	320,000	—	2.85%
MetLife Note	Fixed	125,000	—	3.25%
TrueLane Mortgage	Fixed	10,486	10,570	5.35%
Colony Note	Fixed	9,282	9,296	6.06%
CoreVest Note	Fixed	2,356	2,358	6.12%
NREO Note (2)	Floating	—	1,250	2.35%
		$843,524	$349,874
Debt premium, net (3)		513	591
Deferred financing costs, net of accumulated amortization of $2,926 and $591, respectively		(8,875)	(2,756)
		$835,162	$347,709

(1)

Represents the interest rate as of June 30, 2021. Except for fixed rate debt, the interest rate is one-month LIBOR plus an applicable margin. One-month LIBOR as of June 30, 2021 was 0.1005%. One-month LIBOR as of December 31, 2020 was 0.1439%.

(2)	This was a related party note which was extinguished during the six months ended June 30, 2021 (see Note 11).

(3)

The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2021 are as follows (in thousands):

	Total
2021	$9,383
2022	951
2023	466,075	(1)
2024	8,376
2025	224,111
Thereafter	134,628
Total	$843,524
(1)	Assumes the Company exercises the 12-month extension option on the Warehouse Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs and any prepayment penalty resulting from the early repayment of the debt is recorded as interest expense in the period incurred. For the three months ended June 30, 2021 and 2020, amortization of deferred financing costs of approximately $1.1 million and $0.2 million, respectively are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2021 and 2020, amortization of deferred financing costs of approximately $1.6 million and $0.3 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

6. Fair Value of Derivatives and Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

●

Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes independent third parties to perform the allocation of value analysis for each property acquisition and to perform the market valuations on its derivative financial instruments and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and derivative financial instruments are fair and consistent as of the measurement date.

Derivative Financial Instruments and Hedging Activities

The Company manages interest rate risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has entered into an interest rate cap and interest rate swaps to manage exposures that arise from changes in interest rates. The Company’s derivative financial instruments are used to manage the Company’s risk of increased cash outflows from the floating rate loans that may result from rising interest rates, in particular the reference rate for the loans, or one-month LIBOR. In order to minimize counterparty credit risk, the Company has entered into and expects to enter in the future into hedging arrangements and intends to only transact with major financial institutions that have high credit ratings.

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2021 and December 31, 2020 were classified as Level 2 of the fair value hierarchy.

The changes in the fair value of derivative financial instruments that are designated as cash flow hedges are recorded in other comprehensive income (loss) and are subsequently reclassified into net income (loss) in the period that the hedged forecasted transaction affects earnings. Amounts reported in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense.

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into five interest rate swap transactions with KeyBank with a combined notional amount of $320.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR) with respect to that amount with a weighted average fixed rate of 1.4309%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of June 30, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	One-Month LIBOR	20,000	0.9140%
			$320,000	1.4309%	(2)

(1)	As of June 30, 2021, one-month LIBOR was 0.1005%.

(2)	Represents the weighted average fixed rate of the interest rate swaps.

For the three months ended June 30, 2021 and 2020, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $0.1 million of unrealized loss and $2.3 million of unrealized loss, respectively, related to the change in fair value of the interest rate swaps. For the six months ended June 30, 2021 and 2020, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $6.3 million of unrealized gain and $20.0 million of unrealized loss, respectively, related to the change in fair value of interest rate swaps.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The Company, through the OP, has entered into an interest rate cap transaction with SMBC Capital Markets, Inc. with a notional amount of $241.4 million. The interest rate cap effectively caps the total rate paid by the Company on $241.4 million of mortgage debt at 6.60%. The interest rate cap expires on November 1, 2021.

As of June 30, 2021 and 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of June 30, 2021	Strike Rate
Interest Rate Cap	$241,400	Mortgage payable	One-Month LIBOR	0.1005%	6.60%

For the three and six months ended June 30, 2021 and 2020, on the consolidated statements of operations and comprehensive income (loss), the Company recognized less than $0.1 million, of interest expense related to the interest rate cap.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$—	$9,147	$15,453
Total		$—	$—	$9,147	$15,453

Financial assets and liabilities for which the carrying values approximate their fair values include cash, restricted cash, accounts receivable, accounts payable, and security deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of each outstanding loan approximates fair value based on the nature, term and interest rate of each loan.

7. Stockholders’ Equity

The Company issues Shares under the Continuous Offering as well as under the Company’s distribution reinvestment program (the “DRIP”). Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share. The following table details all Share issuances under the Continuous Offering and the DRIP for the six months ended June 30, 2021 (dollars in thousands):

Quarter Ended	Shares issued	Cash proceeds	DRIP reinvestment
March 31, 2021	2,241,677	$77,966	$2,878
June 30, 2021	2,499,331	91,093	3,455
Total	4,741,008	$169,059	$6,333

The following table provides detail on cash dividends declared on Shares as well as reinvested dividends as part of the Company’s DRIP for the six months ended June 30, 2021 (dollars in thousands):

Quarter Ended	DRIP Shares Issued	DRIP Dividend	Cash Dividend	Cash Dividend Accrued on RSUs (1)	Total Dividend
March 31, 2021	80,493	$2,878	$2,676	$192	$5,746
June 30, 2021	92,077	3,455	3,328	210	6,993
Total	172,570	$6,333	$6,004	$402	$12,739

(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheets.

During the six months ended June 30, 2020, the Company declared dividends of approximately $3.2 million which was comprised of approximately $1.8 million paid in cash and approximately $1.4 million which was reinvested in 46,813 Shares under the DRIP.

Long-Term Incentive Plan

The Company adopted the 2018 LTIP whereby the Board, or a committee thereof, may grant RSUs or PI Units to certain employees of the Adviser and the Manager, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). The 2018 LTIP provides for the Share Reserve and the Share Maximum for issuance of RSUs or PI Units. Grants may be made annually by the Board or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP will occur ratably over a period of time as determined by the Board and may include the achievement of performance metrics also as determined by the Board in its sole discretion.

RSU Grants Under the 2018 LTIP

On December 10, 2019, a total of 73,700 RSUs were granted to certain employees of the Adviser and officers of the Company. On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. RSUs granted to certain employees of the Adviser and officers of the Company generally vest over a four-year period with the February 15, 2021 and May 11, 2020 grants vesting 50% ratably over four years and 50% at the successful completion of an initial public offering. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Adviser. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Shares.

As of June 30, 2021, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2020	235,133		$7,193
Granted	191,506		6,720
Vested	(30,510)	(2)	(940)
Forfeited	—		—
Outstanding June 30, 2021	396,129		$12,973

(1)

Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 26,642 Shares being issued as shown on the Consolidated Statements of Equity.

The vesting schedule for the RSUs is as follows:

Vest Date	RSUs Vesting
December 10, 2021	18,425
February 15, 2022	32,485
May 11, 2022	21,336
December 10, 2022	18,425
February 15, 2023	22,717
May 11, 2023	21,335
December 10, 2023	18,426
February 15, 2024	22,717
May 11, 2024	21,335
February 14, 2025	22,717
Upon successful completion of IPO	176,211
396,129

For the three months ended June 30, 2021 and 2020, the Company recognized approximately $0.6 million and $0.3 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2021 and 2020, the Company recognized $1.1 million and $0.4 million, respectively, of non-cash compensation expense related to RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of  June 30, 2021, the Company had recognized a liability of approximately $0.7 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

Determination of Net Asset Value

Periodically, the Pricing Committee, with the assistance of the Adviser, determines the NAV using the Valuation Methodology. On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, the NAV has been determined as of the end of each month to account for changes related to the COVID-19 pandemic. Following such determination, Shares and OP Units sold on or after each date below were generally sold at that NAV until the next NAV calculation. Shares and OP Units issued under the DRIP generally reflect a 3% discount to the then current NAV set by the Pricing Committee. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82

Fees and Commissions paid to Placement Agents and Dealer Manager

Subject to certain exceptions, investors that purchase Shares through the Continuous Offering will generally pay the Placement Agents in the Continuous Offering placement fees or commissions, in addition to the NAV sales price. For sales through Placement Agents other than Raymond James, the placement fees or commissions will generally be equal to between 1% to 5.5% of gross investor equity, subject to certain breakpoints and various terms of each specific Selling Agreement. A placement fee equal to 3% and an advisory fee equal to 2% of gross proceeds invested, which is also in addition to the NAV sales price, is paid to Raymond James for all Shares sold by Raymond James on behalf of the Company in the Continuous Offering. With the consent of the applicable Placement Agent, some or all of the applicable fees and commissions may be waived. Other Selling Agreements may have specific fees that differ from the Raymond James fees related to selling Shares to their clients. In addition, the Dealer Manager will generally receive a fee of 0.5% on sales in the Continuous Offering through Raymond James and 3% on sales through other Placement Agents, a portion of which may be reallowed to those Placement Agents. Placement Agent compensation is subject to a reasonable carve-out for sales of Shares directly by the Company or for sales to employees of our Adviser, Manager and affiliates thereof. For sales through registered investment advisors (“RIAs”), the Dealer Manager will receive a fee of up to 2% of gross investor equity. With respect to sales through RIAs or Placement Agents other than Raymond James who in each case were first introduced to the Company by Raymond James, Raymond James may receive a participating placement fee equal to 1% of gross investor equity

8. Redeemable Noncontrolling Interests in the OP

Other than PI Units and OP Preferred Units (defined below), partnership interests in the OP are represented by OP Units. Net income (loss) is allocated pro rata to holders of OP Units and PI Units based upon net income (loss) attributable to the OP and the respective members’ OP Units and PI Units held during the period. Capital contributions, distributions, and profits and losses are allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”).

The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2020	$127,090
Net loss attributable to redeemable noncontrolling interests in the OP	(35)
Contributions by redeemable noncontrolling interests in the OP	955
Distributions to redeemable noncontrolling interests in the OP	(2,022)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	416
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	1,581
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(3)
Redeemable noncontrolling interests in the OP, March 31, 2021	$127,982
Net loss attributable to redeemable noncontrolling interests in the OP	(466)
Contributions by redeemable noncontrolling interests in the OP	2,450
Distributions to redeemable noncontrolling interests in the OP	(2,041)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	517
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(16)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	16,957
Redeemable noncontrolling interests in the OP, June 30, 2021	$145,383

The following table provides detail on distributions to noncontrolling interests in the OP for the six months ended June 30, 2021 , including under the OP’s DRIP (dollars in thousands):

Quarter Ended	DRIP OP Units Issued	OP DRIP Distribution	OP Cash Distribution	OP Cash Distribution Accrued on PI Units (1)	Total OP Distribution
March 31, 2021	10,108	$360	$1,497	$165	$2,022
June 30, 2021	10,784	405	1,486	150	2,041
Total	20,892	$765	$2,983	$315	$4,063

(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheets.

During the six months ended June 30, 2020, the Company declared distributions to noncontrolling interests in the OP of approximately $3.4 million which was comprised of approximately $1.6 million paid in cash and approximately $1.8 million which was reinvested in 60,523 OP Units under the DRIP.

As of June 30, 2021, the Company held 11,274,538 OP Units, NREO held 1,953,967 OP Units, NRESF held 84,682 OP Units, NREC held 737,362 OP Units, GAF REIT held 133,636 OP Units and the VineBrook Contributors and other Company insiders held 651,927 OP Units.

PI Unit Grants Under the 2018 LTIP

In connection with the 2018 LTIP, PI Units have been issued to key personnel, senior management and executives of the Manager. On April 19, 2019, a total of 40,000 PI Units were granted; on November 21, 2019, a total of 80,399 PI Units were granted; on May 11, 2020, a total of 219,826 PI Units were granted; on November 30, 2020, a total of 11,764 PI Units were granted; and on May 31, 2021, a total of 246,169 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted in 2019 generally fully vest over a period of two to four years. The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an initial public offering and the PI Units granted on November 30, 2020 vest 100% ratably over four years or alternatively 100% on the successful completion of an initial public offering. Once vested and converted into OP Units in accordance with the limited partnership agreement of the OP (the “OP LPA”), the PI Units will then be fully recognized as OP Units, which are subject to a one year lock up period before they can be converted to Shares. Any unvested PI Unit granted to an employee of the Manager is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Manager. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

As of June 30, 2021, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

	Number of PI Units	Value (1)
Outstanding December 31, 2020	310,465	$9,290
Granted	246,169	9,426
Vested	(27,478)	(829)
Forfeited	—	—
Outstanding June 30, 2021	529,156	$17,887

(1)

Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $27.88 for the April 19, 2019 grant, $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant and $38.29 for the May 31, 2021 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
November 1, 2021	9,200
November 21, 2021	18,425
November 30, 2021	2,941
May 11, 2022	27,479
May 31, 2022	30,771
November 1, 2022	7,200
November 21, 2022	18,425
November 30, 2022	2,941
March 30, 2023	30,771
May 11, 2023	27,478
November 1, 2023	7,200
November 21, 2023	18,425
November 30, 2023	2,941
March 30, 2024	30,771
May 11, 2024	27,478
November 30, 2024	2,941
March 30, 2025	30,771
Upon successful completion of IPO*	232,998
529,156

*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2021, November 30, 2022, November 30, 2023 and November 30, 2024.

For the three months ended June 30, 2021 and 2020, the OP recognized approximately $0.5 million and $0.4 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2021 and 2020, the OP recognized approximately $0.9 million and $0.6 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2021	11,499,045	3,475,874	14,974,919
June 30, 2021	13,891,715	3,561,574	17,453,289

9. Redeemable Series A Preferred Stock

On January 8, 2021, the Company issued 1,460,000 Preferred Shares at a price of $25.032 per share, for gross proceeds of approximately $36.5 million. The net proceeds were in turn used to purchase 1,460,000 6.50% Series A Cumulative Redeemable Preferred Units of the OP (“OP Preferred Units”). The OP used the proceeds for acquisitions and other corporate purposes. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions. On March 15, 2021, the Company declared a dividend of $0.40625 per share to the holders of record of Preferred Shares as of March 25, 2021, which was paid on April 12, 2021. On June 10, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of June 25, 2021, which was paid on July 12, 2021. The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2020	3,540,000	$85,067
Issuance of Redeemable Series A preferred stock	1,460,000	36,547
Issuance costs related to Redeemable Series A preferred stock	—	(1,335)
Net income attributable to Redeemable Series A preferred stockholders	—	2,031
Dividends declared to Redeemable Series A preferred stockholders	—	(2,031)
Accretion to redemption value	—	175
Redeemable Series A preferred stock, March 31, 2021	5,000,000	$120,454
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	(45)
Net income attributable to Redeemable Series A preferred stockholders	—	2,032
Dividends declared to Redeemable Series A preferred stockholders	—	(2,032)
Accretion to redemption value	—	175
Redeemable Series A preferred stock, June 30, 2021	5,000,000	$120,584

10. Income Taxes

The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to U.S. federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2021, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.

The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Company has no examinations in progress and none are expected at this time. The tax years subject to examination are 2020, 2019 and 2018.

The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of June 30, 2021. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

11. Related Party Transactions

Advisory Fee

Pursuant to the Advisory Agreement, the Company will pay the Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of the gross asset value of the Company on a consolidated basis (excluding the value of the OP’s assets but inclusive of the Company’s pro rata share of the debt held at the OP and its SPEs). The Adviser will manage the Company’s business including, among other duties, advising the Board to issue distributions, preparing our quarterly and annual consolidated financial statements prepared under GAAP, development and maintenance of internal accounting controls, management and conduct of maintaining our REIT status, calculation of our NAV and recommending the appropriate NAV to be set by the Board, processing of sales of Shares through the Continuous Offering, reporting to holders of Shares, our tax filings, and other responsibilities customary for an external advisor to a business similar to ours. With certain specified exceptions, the advisory fee together with reimbursement of operating and offering expenses may not exceed 1.5% of average total assets of the Company and the OP, as determined in accordance with GAAP on a consolidated basis, at the end of each month (or partial month) (i) for which any advisory fee is calculated or (ii) during the year for which any expense reimbursement is calculated.

For the three months ended June 30, 2021 and 2020, the Company incurred advisory fees of approximately $2.0 million and $0.8 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2021 and 2020, the Company incurred advisory fees of approximately $3.3 million and $1.5 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

Management Fee

The equity holders of the Manager are holders of noncontrolling interests in the OP and comprise a portion of the VineBrook Contributors. Through this noncontrolling ownership, the Manager is deemed to be a related party. Pursuant to the Management Agreements, the OP will pay the Manager (i) an acquisition fee equal to 1.0% of the purchase price paid for any new property acquired during the month, (ii) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any newly acquired property, and (iii) a property management fee monthly in arrears equal to a percentage of collected rental revenues for all properties during the month as follows:

●	8.0% of collected rental revenue up to and including $45 million on an annualized basis;

●	7.0% of the incremental collected rental revenue above $45 million but below and including $65 million on an annualized basis;

●	6.0% of the incremental collected rental revenue above $65 million but below and including $85 million on an annualized basis; and

●	5.0% of the incremental collected rental revenue above $85 million on an annualized basis.

Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. As of June 30, 2021, the OP recorded no receivable on the consolidated balance sheet related to the Manager Cash Cap rebate. As of December 31, 2020, the OP recorded a receivable of approximately $1.1 million due from the Manager related to the Manager Cash Cap rebate.

The Manager is responsible for the day-to-day management of the properties, acquisition of new properties, disposition of existing properties (with acquisition and disposition decisions made under the approval of the investment committee and the Board), leasing the properties, managing tenant issues and requests, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties.

Property management fees are included in property management fees on the consolidated statements of operations and comprehensive income (loss) and acquisition and construction fees are capitalized into each home and is included in buildings and improvements on the consolidated balance sheet and are depreciated over the useful life of each property.

The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location on Financial Statements	2021	2020	2021	2020
Fees Incurred
Property management fees	Statement of Operations	$2,249	$1,408	$4,054	$2,685
Acquisition fees	Balance Sheet	972	275	6,946	589
Construction supervision fees	Balance Sheet	1,692	904	3,014	1,767

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	3,709	1,991	6,788	3,818
Other reimbursements	Balance Sheet and Statement of Operations	182	91	337	184
Totals		$8,804	$4,669	$21,139	$9,043

Internalization of the Adviser or the Manager

The Company may acquire all of the outstanding equity interests of the Adviser, the Manager or both (an “Internalization”) under certain provisions (a “Purchase Provision”) of the Advisory Agreement or the Side Letter to effect an Internalization upon the payment of a certain fee (an “Internalization Fee”). If the Company determines to acquire the equity interests of the Adviser, the applicable Purchase Provision of the Advisory Agreement provides that the Adviser must first agree to such acquisition and that the Company will pay the Adviser an Internalization Fee equal to three times the total of the prior 12 months’ advisory fee, payable only in capital stock of the Company. If the Company determines to acquire the equity interests of Manager, the applicable Purchase Provision of the Side Letter provides the Company has a right to do so and that the Company will pay the Manager an Internalization Fee equal to $6.5 million plus 50% of the subtraction of $6.5 million from three times the total of the prior 12 months’ property management fee, payable in cash, Shares or OP Units. The OP may also acquire the equity interests of the Manager on the same terms under the applicable Purchase Provision. Certain additional conditions and limitations apply to the Internalizations, including but not limited to caps on the Internalization Fees. The Company expects any equity issued in satisfaction of an Internalization Fee to be valued at the NAV in effect on the date the Internalization is consummated.

Termination Fees Payable to the Adviser or Manager

If the Advisory Agreement or any one of the Management Agreements is terminated without cause by the Company or the SPE, as applicable, or is otherwise terminated under certain conditions, the Adviser or the Manager, as applicable, will be entitled to a termination fee (a “Termination Fee”) in the amount of three times the prior 12 months’ advisory fee, in the case of a termination of the Advisory Agreement, or three times the prior 12 months’ property management fee, in the case of the applicable Management Agreement. In addition to termination by the Company without cause, the Adviser will be entitled to the Termination Fee if the Adviser terminates the Advisory Agreement without cause or terminates the agreement due to the occurrence of certain specified breaches of the Advisory Agreement by the Company. The Advisory Agreement may be terminated without cause by the Company or the Adviser with 180 days’ notice prior to the expiration of the then-current term. In addition to termination by the SPE without cause, the Manager will be entitled to the Termination Fee if the SPE sells or otherwise disposes of all or substantially all of the properties subject to the applicable Management Agreement. The Management Agreements may be terminated by the SPE with 90 days’ notice without cause. Termination Fees are payable in cash.

Advance Acquisition and Construction Fee Advances Paid to the Manager

Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item Due from Manager on the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company recorded no receivable for Fee Advances.

Backstop Loans to the Manager

Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item Due from Manager on the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.

Dealer Manager Fees

Investors may be charged a dealer manager fee of between 0.50% and 3.00% of gross investor equity by the Dealer Manager for sales of Shares pursuant to the Continuous Offering, subject to certain breakpoints and various terms of the Dealer Manager Agreements. At the sole discretion of the Dealer Manager, the dealer manager fee may be partially or fully waived. The dealer manager fee is paid to an affiliate of the Adviser.

Organization and Continuous Offering Expenses

Offering and organizational expenses (“O&O Expenses”) may be incurred in connection with sales in the Continuous Offering at the discretion of the Company and are borne by investors through a fee of up to 0.50% of gross investor equity for sales through Raymond James and up to 1.00% of gross investor equity for other sales. O&O Expenses are intended to reimburse the Company, Adviser and Placement Agents for the costs of maintaining the Continuous Offering and selling costs incurred in raising equity under the Continuous Offering. Payments for bona fide expenses and reimbursements are O&O Expenses which are recorded as a reduction to equity.

See below for detail related to the O&O Expenses as of June 30, 2021 (dollars in thousands):

Amount
Gross investor equity raised subject to O&O	$449,431

O&O collected and available for reimbursements	$2,914

O&O Expenses reimbursed for the period:
Inception through December 31, 2019	$686
January 1, 2020 through March 31, 2020	188
April 1, 2020 through June 30, 2020	235
July 1, 2020 through September 30, 2020	175
October 1, 2020 through December 31, 2020	385
January 1, 2020 through March 31, 2021	296
April 1, 2021 through June 30, 2021	944
$2,909

O&O available for future reimbursements	$5

NexBank

The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts.

NREO Note

On August 22, 2019, the Company, through the OP, entered into an approximately $1.3 million subordinated convertible note (the “NREO Note”) with NREO, which is an affiliate of the Adviser. The NREO Note bears interest at a variable rate equal to one-month LIBOR plus 2.25% and is full interest-only. The NREO Note was repaid in full and extinguished on January 26, 2021.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2021, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations and comprehensive income (loss) of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company or its properties or subsidiaries.

The Company is not aware of any environmental liability with respect to the properties it owns that could have a material adverse effect on the Company’s business, assets, or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flows.

An entity purchased by the OP as a part of the Formation Transaction, the Huber Transaction Sub, LLC (“Huber”), had potential liability exposure to a legacy environmental issue related to a 1988 petroleum release from an underground storage tank located on a property subsequently not purchased by Huber. The owner of the property prior to Huber has assumed the defense of alleged environmental violations and is proceeding with the required regulatory investigation and remediation of the underground storage tank release clean up. Huber received an indemnification, and the Company and the OP in turn received an indemnification, which was evidenced by approximately $2.6 million of proceeds in an escrow account (the “Indemnification Escrow”) that is for the benefit of the Company and the OP in the event the prior owner fails to perform their obligations in regard to any required remediation of the issue. On January 27, 2021, the Indemnification Escrow was released.

In connection with the Ovation Portfolio, as of June 30, 2021, the Company had accrued a liability of approximately $2.5 million related to the remaining purchase. The Company, through the OP, purchased the remaining 77 homes in July 2021 for approximately $12.3 million, which relieved the liability.

13. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Acquisitions

On July 13, 2021, the Company, through the OP, completed the second portion of the acquisition of the Ovation Portfolio, which included 77 homes in St. Louis for approximately $12.3 million. The contingent liability that was recorded as of June 30, 2021 in connection with the Company’s commitment to purchase the remaining homes in the portfolio was relieved through the completion of this transaction.

In addition to the Ovation Portfolio acquisition, subsequent to June 30, 2021, the Company acquired 352 homes for a purchase price of approximately $33.8 million.

JPM Facility Paydown

On July 21, 2021, the OP repaid $30.0 million of the JPM Facility, bringing the outstanding principal balance to $290.0 million.

Colony Note Payoff

On July 27, 2021, the OP repaid the full balance of the Colony Note, which was approximately $9.3 million as of that date. This extinguished the Colony Note.

Third Quarter 2021 Dividends

On July 15, 2021, the Company declared a dividend of $0.1767 per Share for shareholders of record as of July 15, 2021. On August 9, 2021, the Company declared a dividend of $0.1767 per Share for shareholders of record as of August 16, 2021. The declared dividends are payable on September 30, 2021.

Equity Issuances Pursuant to the Continuous Offering

Subsequent to June 30, 2021, the Company issued approximately 2,228,811 Shares for proceeds of approximately $86.6 million.

NAV Determination

Pursuant to the terms of the Continuous Offering and calculated in accordance with the Valuation Methodology, on July 22, 2021, the Pricing Committee increased the NAV per share to $40.82 as of June 30, 2021. In accordance with provisions in the OP LPA, the value of the OP Units per OP Unit was also increased to $40.82. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in our Form 10. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

The Company is an owner and operator of SFR homes for lease. As of June 30, 2021, our Portfolio consisted of 14,697 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of June 30, 2021, the Portfolio had occupancy of approximately 85.6% with a weighted average monthly effective rent of $1,044 per occupied home. As of June 30, 2021, the Portfolio had a stabilized occupancy of approximately 96.6% with a weighted average monthly stabilized effective rent of $1,020 per occupied home and 52.3% of homes in our Portfolio were excluded from being stabilized under the National Rental Home Council (“NRHC”) definition either because the homes were in rehabilitation or were purchased with tenants in place. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of June 30, 2021, there were 14,836,112 OP Units outstanding, of which 11,274,538, or 76.0%, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.

As of December 31, 2020, our Portfolio consisted of 9,282 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2020, the Portfolio had occupancy of approximately 83.7% with a weighted average monthly effective rent of $969 per occupied home. As of December 31, 2020, the Portfolio had a stabilized occupancy of approximately 96.5% with a weighted average monthly effective rent of $989 per occupied stabilized home and 36.6% of homes in our Portfolio were excluded from being stabilized under the NRHC definition either because the homes were in rehabilitation or were purchased with tenants in place. As of December 31, 2020, there were 11,479,785 OP Units outstanding, of which 8,045,094, or 70.1%, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.

We are primarily focused on acquiring, renovating, leasing, maintaining and otherwise managing SFR home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. We intend to employ targeted management and a value-add program at a majority of our homes in an attempt to improve rental rates and the net operating income (“NOI”) at our homes, maximize cash flow, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, for an initial term ending November 1, 2021 which will automatically renew for one-year terms thereafter.

We began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned the Initial Portfolio of approximately 4,129 SFR assets located in Ohio, Kentucky and Indiana for a total purchase price of approximately $330.2 million, including closing and financing costs of approximately $6.0 million. On November 1, 2018, the Company accepted subscriptions for 1,097,367 Shares for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of such Shares were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from the Initial Mortgage.

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through the Continuous Offering under regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Continuous Offering expires on November 1, 2023 but may be extended for up to two times for one year for each extension at the Board’s discretion. The initial offering price for Shares sold through the Continuous Offering was $25.00 per share. The Company conducts periodic closings and sells Shares at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. For sales through Raymond James, the purchaser subscribes for a gross amount based on NAV and separately pays the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribers from a gross amount based on a public offering price (“POP”), which includes the applicable upfront fees and commissions. Additionally, an independent third-party valuation firm assesses and evaluates the appropriateness of our NAV calculations on a quarterly basis. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.

COVID-19

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term. In response to the COVID-19 pandemic, in March 2021, Congress finalized the American Rescue Plan, a $1.9 trillion relief bill, which includes an additional $1,400 stimulus payment, approximately $25 billion in rental assistance for low and moderate-income households who have lost jobs during the COVID-19 pandemic, and approximately $5 billion to help struggling renters pay their utility bills. The eviction moratoriums and protections provided by the Coronavirus Aid, Relief, and Economic Security Act have generally expired, but the Centers for Disease Control and Prevention, on August 3, 2021, issued a new 60-day moratorium on certain evictions in counties with “substantial” or “high” rates of COVID-19 transmission. This order will be effective through October 3, 2021. Since the outbreak, we have provided limited payment plans if certain criteria are met by residents. The duration of a payment plan is determined on a case by case basis, and ultimately the tenant is expected to make rent payments in full over time. As of June 30, 2021, approximately 0.8% of our residents were on a limited payment plan. The Company has not granted any direct rent reductions to residents as of June 30, 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business.

Our Portfolio

Since our formation, we have significantly grown our Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of June 30, 2021 and 2020, the Company, through the OP’s SPEs, indirectly owned an interest in 14,697 and 7,879 homes, respectively, in 16 and 12 states, respectively. As of June 30, 2021 and 2020, the Portfolio had occupancy of 85.6% and 81.6%, respectively, and the weighted average monthly effective rent of $1,044 and $945, respectively, per occupied home. As of June 30, 2021 and 2020, the occupancy of stabilized homes in our Portfolio was 96.6% and 96.1%, respectively, and the weighted average effective rent of occupied homes was $1,020 and $945, respectively. As of June 30, 2021 and 2020, 52.3% and 36.1%, respectively, of homes in our Portfolio were excluded from being stabilized under the NRHC definition either because the homes were in rehabilitation or were purchased with tenants in place. The table below provides summary information regarding our Portfolio as of June 30, 2021.

Market	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	2,821	93.1%	$1,086	1,923	97.8%	$1,083
Dayton	2,620	91.9%	980	2,149	96.9%	961
Columbus	1,386	93.1%	1,081	1,105	97.0%	1,084
St. Louis	1,498	80.8%	967	456	96.3%	941
Indianapolis	1,093	86.9%	1,063	446	96.2%	1,003
Birmingham	776	82.2%	1,124	8	25.0%	1,398
Columbia	696	89.2%	1,207	20	65.0%	1,161
Kansas City	693	75.3%	1,057	190	96.3%	964
Jackson	558	57.9%	1,052	88	85.2%	1,107
Memphis	499	90.6%	868	305	95.7%	886
Augusta	414	77.1%	988	6	100.0%	1,105
Milwaukee	445	84.7%	1,050	149	98.7%	1,169
Pittsburgh	329	64.7%	905	59	98.3%	1,001
Greenville	215	81.4%	1,192	5	0.0%	n/a
Little Rock	184	60.9%	851	59	98.3%	914
Huntsville	139	89.9%	1,141	2	0.0%	n/a
Omaha	142	59.2%	1,124	27	96.3%	1,156
Triad	111	78.4%	1,167	9	88.9%	1,103
Montgomery	70	70.0%	1,046	3	33.3%	1,175
Sub-Total/Average	14,689	85.6%	$1,044	7,009	96.6%	$1,020
Held for Sale	8	n/a	n/a	n/a	n/a	n/a
Total/Average	14,697	85.6%	$1,044	7,009	96.6%	$1,020

As of December 31, 2020, the Company, through the OP’s SPEs, indirectly owned an interest in 9,282 homes in 10 states. As of December 31, 2019, the Company, through the OP’s SPEs, indirectly owned an interest in 6,910 homes. As of December 31, 2020 and 2019, the Portfolio had occupancy of 83.7% and 81.3% (excluding third-party managed units), respectively, and the weighted average monthly effective rent was $969 and $936 (excluding third-party managed units), respectively. As of December 31, 2020 and 2019, the occupancy of stabilized homes in our Portfolio was 96.5% and 94.0%, respectively, and the weighted average effective rent of stabilized occupied homes was $989 and $952, respectively. As of December 31, 2020 and 2019, 36.6% and 37.2%, respectively, of homes in our Portfolio were excluded from being stabilized under the NRHC definition either because the homes were in rehabilitation or were purchased with tenants in place.

Components of Revenues and Expenses

The following is a description of the components of our revenues and expenses.

Revenues

Rental Income. Our revenues are derived primarily from rental revenue, net of any concessions and uncollectible amounts, collected from residents of our SFR homes under lease agreements which typically have a term of one year. Also included are utility reimbursements, late fees, pet fees, and other rental fees charged to tenants.

Other income. Other income includes ancillary income earned from tenants such as non-refundable fees, application fees, move-out fees, and other miscellaneous fees charged to tenants.

Expenses

Property operating expenses. Property operating expenses include property maintenance costs, turn costs (costs incurred in making a home ready for the next resident after the prior resident vacates the home), leasing costs and the associated salary and employee benefit costs, utilities, vehicle leases and HOA fees. Certain turn costs are capitalized to buildings and improvements if they improve the condition of the home or return it to its original condition and exceed $1,500 in cost. Upon being occupied, expenditures up to $1,500 for ordinary repairs and maintenance thereafter are expensed as incurred, and we capitalize expenditures that improve the condition of the home in excess of $1,500.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each home. Insurance includes the cost of property, general liability, and other needed insurance for each property.

Property management fees. Property management fees include fees paid to the Manager for managing each property (see Note 11 to our consolidated financial statements).

Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 11 to our consolidated financial statements).

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, tax preparation fees, Board fees, equity-based compensation expense, investor relations costs and corporate payroll.

Property general and administrative expenses. Property general and administrative expenses include the costs of marketing, professional fees, legal fees, general office supplies, and other administrative related costs incurred in operating the properties.

Depreciation and amortization. Depreciation and amortization costs primarily include depreciation of our homes and amortization of acquired in-place leases, recognized over their respective useful lives.

Interest expense. Interest expense primarily includes the cost of interest expense on debt, payments and receipts related to our interest rate swap agreements and the amortization of deferred financing costs.

Loss on sales of real estate. Loss on sales of real estate includes the loss recognized upon sales of homes. Loss on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the homes.

Casualty gain/(loss). Casualty gain/(loss) includes the gain or loss incurred on homes, net of insurance proceeds received, that experience an unexpected and unusual event such as a natural disaster or fire.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

The three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table sets forth a summary of our operating results for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020	$ Change
Total revenues	$39,821	$17,904	$21,917
Total expenses	(41,612)	(19,023)	(22,589)
Loss on sales of real estate	(123)	(129)	6
Operating loss	(1,914)	(1,248)	(666)
Casualty gain/(loss), net of insurance proceeds	(93)	113	(206)
Net loss	(2,007)	(1,135)	(872)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	—	2,207
Net loss attributable to redeemable noncontrolling interests in the OP	(466)	(366)	(100)
Net loss attributable to common stockholders	$(3,748)	$(769)	$(2,979)

The change in our net loss between the periods primarily relates to increases in total property operating expenses of $8.2 million as a result of the increase in the number of homes owned, advisory fees of $1.2 million, depreciation and amortization expense of $7.7 million, and interest expense of $4.8 million, partially offset by an increase in rental income of $21.6 million.

Revenues

Rental income. Rental income was $39.1 million for the three months ended June 30, 2021 compared to $17.5 million for the three months ended June 30, 2020, which was an increase of $21.6 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021.

Other income. Other income was $0.7 million for the three months ended June 30, 2021 compared to $0.4 million for the three months ended June 30, 2020. The increase between the periods was primarily due to our acquisition activity in 2021.

Expenses

Property operating expenses. Property operating expenses were $6.0 million for the three months ended June 30, 2021 compared to $4.0 million for the three months ended June 30, 2020, which was an increase of $2.0 million. The increase between the periods was primarily due to our acquisition activity in 2021. For the three months ended June 30, 2021 and 2020, turn costs represented approximately 14% and 16%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $7.6 million for the three months ended June 30, 2021 compared to $3.7 million for the three months ended June 30, 2020, which was an increase of $3.9 million. The increase between the periods was primarily due to our acquisition activity in 2021 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $2.6 million for the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020, which was an increase of $1.2 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021.

Advisory fees. Advisory fees were $2.0 million for the three months ended June 30, 2021 compared to $0.8 million for the three months ended June 30, 2020, which was an increase of $1.2 million. The increase between the periods was primarily due to our equity raising activity in 2021 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.8 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020, which was an increase of $0.6 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020, which was an increase of $1.0 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Depreciation and amortization. Depreciation and amortization costs were $12.5 million for the three months ended June 30, 2021 compared to $4.8 million for the three months ended June 30, 2020, which was an increase of $7.7 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Interest expense. Interest expense was $7.7 million for the three months ended June 30, 2021 compared to $2.9 million for the three months ended June 30, 2020, which was an increase of $4.8 million. The increase between the periods was primarily due to an increase on interest on debt, as we increased our total debt principal outstanding during 2021. The following table details the various costs included in interest expense for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020	$ Change
Interest on debt	$5,569	$2,556	$3,013
Interest rate swaps	1,036	130	906
Amortization of deferred financing costs	1,083	172	911
Total	$7,688	$2,858	$4,830

Loss on sales of real estate. Loss on sales of real estate was $0.1 million for the three months ended June 30, 2021 and 2020.

Casualty gain/(loss), net of insurance proceeds. Casualty loss, net of insurance proceeds, was less than $0.1 million for the three months ended June 30, 2021, and casualty gain, net of insurance proceeds, was $0.1 million for June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table sets forth a summary of our operating results for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	$ Change
Total revenues	$70,449	$35,007	$35,442
Total expenses	(72,297)	(36,655)	(35,642)
Loss on sales of real estate	(198)	(155)	(43)
Operating loss	(2,046)	(1,803)	(243)
Casualty gain/(loss), net of insurance proceeds	(102)	113	(215)
Net loss	(2,148)	(1,690)	(458)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	4,413	—	4,413
Net loss attributable to redeemable noncontrolling interests in the OP	(501)	(556)	55
Net loss attributable to common stockholders	$(6,060)	$(1,134)	$(4,926)

The change in our net loss between the periods primarily relates to increases in total property operating expenses of $14.2 million, advisory fees of $1.8 million, property general and administrative expenses of $1.5 million, depreciation and amortization of $10.9 million, and interest expense of $7.2 million, partially offset by increases in rental income of $34.9 million.

Revenues

Rental income. Rental income was $69.2 million for the six months ended June 30, 2021 compared to $34.3 million for the six months ended June 30, 2020, which was an increase of $34.9 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021.

Other income. Other income was $1.2 million for the six months ended June 30, 2021 compared to $0.8 million for the six months ended June 30, 2020, which was an increase of $0.4 million. The increase between the periods was primarily due to our acquisition activity in 2021, which led to increases in application fee income and move out charges.

Expenses

Property operating expenses. Property operating expenses were $11.2 million for the six months ended June 30, 2021 compared to $7.4 million for the six months ended June 30, 2020, which was an increase of $3.8 million. The increase between the periods was primarily due to our acquisition activity in 2021. For the six months ended June 30, 2021 and 2020, turn costs represented approximately 14% and 18%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $13.9 million for the six months ended June 30, 2021 compared to $6.8 million for the six months ended June 30, 2020, which was an increase of $7.1 million. The increase between the periods was primarily due to our acquisition activity in 2021 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $4.6 million for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020, which was an increase of $1.8 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021.

Advisory fees. Advisory fees were $3.3 million for the six months ended June 30, 2021 compared to $1.5 million for the six months ended June 30, 2020, which was an increase of $1.8 million. The increase between the periods was primarily due to our equity raising activity in 2021 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.3 million for the six months ended June 30, 2021 compared to $1.7 million for the six months ended June 30, 2020, which was an increase of $1.6 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations gained scale.

Property general and administrative expenses. Property general and administrative expenses were $2.7 million for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020, which was an increase of $1.5 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Depreciation and amortization. Depreciation and amortization costs were $20.6 million for the six months ended June 30, 2021 compared to $9.7 million for the six months ended June 30, 2020, which was an increase of $10.9 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Interest expense. Interest expense was $12.8 million for the six months ended June 30, 2021 compared to $5.6 million for the six months ended June 30, 2020, which was an increase of $7.2 million. The increase between the periods was primarily due to an increase on interest on debt, as we increased our total debt principal outstanding during 2021, which was partially offset by a decrease in one-month LIBOR. The following table details the various costs included in interest expense for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	$ Change
Interest on debt	$9,091	$4,353	$4,738
Interest rate swaps	2,109	880	1,229
Amortization of deferred financing costs	1,614	339	1,275
Total	$12,814	$5,572	$7,242

Loss on sales of real estate. Loss on sales of real estate was $0.2 million for the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, we sold 13 homes and during the six months ended June 30, 2020, we sold 19 homes. The homes sold were generally not part of the Company’s expansion strategy but were acquired as part of portfolio transactions. They were immediately categorized as held for sale and were subsequently sold.

Casualty gain/(loss), net of insurance proceeds. Casualty loss, net of insurance proceeds, was $0.1 million for the six months ended June 30, 2021 compared to casualty gain, net of insurance proceeds, of $0.1 million for the six months ended June 30, 2020. The change between the periods was primarily due to a decrease in tornado and flood claims in the current year resulting in lower gains on insurance repairs in 2021.

Non-GAAP Measurements

Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) casualty gains or losses and (7) other gains and losses that are specific to us.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Corporate general and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties. Casualty gains or losses are excluded because of the infrequent and unusual nature of the sustained damages, they do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, casualty gains or losses, advisory fees, depreciation and amortization expense, gains or losses from the sale of properties, and other gains and losses as determined under GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI for the three and six months ended June 30, 2021 and 2020 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2,007)	$(1,135)	$(2,148)	$(1,690)
Adjustments to reconcile net loss to NOI:
Advisory fees	2,010	782	3,301	1,495
Corporate general and administrative expenses	1,837	1,239	3,318	1,737
Depreciation and amortization	12,507	4,768	20,551	9,690
Interest expense	7,688	2,858	12,814	5,572
Loss on sales of real estate	123	129	198	155
Casualty loss (gain), net of insurance proceeds	93	(113)	102	(113)
NOI	$22,251	$8,528	$38,136	$16,846

Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended June 30, 2021 and 2020

There are 4,162 homes in our 2021 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended June 30, 2021 and June 30, 2020 were stabilized by October 1, 2019 and held through June 30, 2021. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Form 10 for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2021 and 2020 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Same Home
Rental income	$12,701	$11,690	$1,011	8.6%
Other income	257	253	4	1.6%
Same Home revenues	12,958	11,943	1,015	8.5%
Non-Same Home
Rental income	26,411	5,859	20,552	350.8%
Other income	452	102	350	343.1%
Non-Same Home revenues	26,863	5,961	20,902	350.6%
Total revenues	39,821	17,904	21,917	122.4%

Operating expenses
Same Home
Property operating expenses	1,862	2,160	(298)	-13.8%
Real estate taxes and insurance	2,341	2,107	234	11.1%
Property management fees (1)	723	657	66	10.0%
Property general and administrative expenses	22	15	7	46.7%
Same Home operating expenses	4,948	4,939	9	0.2%
Non-Same Home
Property operating expenses	4,145	1,802	2,343	130.0%
Real estate taxes and insurance	5,303	1,546	3,757	243.0%
Property management fees (1)	1,864	777	1,087	139.9%
Property general and administrative expenses	1,310	312	998	319.9%
Non-Same Home operating expenses	12,622	4,437	8,185	184.5%
Total operating expenses	17,570	9,376	8,194	87.4%

NOI
Same Home	8,010	7,004	1,006	14.4%
Non-Same Home	14,241	1,524	12,717	834.4%
Total NOI	$22,251	$8,528	$13,723	160.9%

(1)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Three Months Ended June 30, 2021 and 2020

As of June 30, 2021, our Same Home properties were approximately 97.0% occupied with a weighted average monthly effective rent per occupied home of $1,018. As of June 30, 2020, our Same Home properties were approximately 96.8% occupied with a weighted average monthly effective rent per occupied home of $974. For our Same Home properties, we recorded the following operating results for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

Revenues

Rental income. Rental income was $12.7 million for the three months ended June 30, 2021 compared to $11.7 million for the three months ended June 30, 2020, which was an increase of approximately $1.0 million, or 8.6%. The increase is related to a 4.5% increase in the weighted average monthly effective rent per occupied home and a 0.2% increase in occupancy.

Other income. Other income remained flat at $0.3 million for the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020.

Expenses

Property operating expenses. Property operating expenses were $1.9 million for the three months ended June 30, 2021 compared to $2.2 million for the three months ended June 30, 2020, which was a decrease of approximately $0.3 million, or 13.8%. The majority of the decrease is related to a $0.2 million, or 18.8%, decrease in repairs and maintenance and turnover costs as a result of higher resident retention during COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance costs were $2.3 million for the three months ended June 30, 2021 compared to $2.1 million for the three months ended June 30, 2020, which was an increase of approximately $0.2 million, or 11.1%. The majority of the increase is related to a $0.3 million, or 14.5%, increase in property taxes, partially offset by decreases in insurance costs.

Property management fees. Property management fees remained flat at $0.7 million for the three months ended June 30, 2021 compared to $0.7 million for the three months ended June 30, 2020.

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the three months ended June 30, 2021 compared to less than $0.1 million for the three months ended June 30, 2020.

Net Operating Income for Our Same Home and Non-Same Home Properties for the Six Months Ended June 30, 2021 and 2020

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2021 and 2020 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Same Home
Rental income	$25,223	$23,338	$1,885	8.1%
Other income	469	549	(80)	-14.6%
Same Home revenues	25,692	23,887	1,805	7.6%
Non-Same Home
Rental income	44,025	10,913	33,112	303.4%
Other income	732	207	525	253.6%
Non-Same Home revenues	44,757	11,120	33,637	302.5%
Total revenues	70,449	35,007	35,442	101.2%

Operating expenses
Same Home
Property operating expenses	3,531	4,089	(558)	-13.6%
Real estate taxes and insurance	4,832	4,020	812	20.2%
Property management fees (1)	1,576	1,413	163	11.5%
Property general and administrative expenses	35	30	5	16.7%
Same Home operating expenses	9,974	9,552	422	4.4%
Non-Same Home
Property operating expenses	7,629	3,320	4,309	129.8%
Real estate taxes and insurance	9,106	2,764	6,342	229.5%
Property management fees (1)	2,984	1,383	1,601	115.8%
Property general and administrative expenses	2,620	1,142	1,478	129.4%
Non-Same Home operating expenses	22,339	8,609	13,730	159.5%
Total operating expenses	32,313	18,161	14,152	77.9%

NOI
Same Home	15,718	14,335	1,383	9.6%
Non-Same Home	22,418	2,511	19,907	792.8%
Total NOI	$38,136	$16,846	$21,290	126.4%

(1)	Fees incurred to Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Six Months Ended June 30, 2021 and 2020

As of June 30, 2021, our Same Home properties were approximately 97.0% occupied with a weighted average monthly effective rent per occupied home of $1,018. As of June 30, 2020, our Same Home properties were approximately 96.8% occupied with a weighted average monthly effective rent per occupied home of $974. For our Same Home properties, we recorded the following operating results for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

Revenues

Rental income. Rental income was $25.2 million for the six months ended June 30, 2021 compared to $23.3 million for the six months ended June 30, 2020, which was an increase of approximately $1.9 million, or 8.1%. The increase is related to a 4.5% increase in the weighted average monthly effective rent per occupied home and a 0.2% increase in occupancy.

Other income. Other income remained flat at $0.5 million for the six months ended June 30, 2021 compared to $0.5 million for the six months ended June 30, 2020.

Expenses

Property operating expenses. Property operating expenses were $3.5 million for the six months ended June 30, 2021 compared to $4.1 million for the six months ended June 30, 2020, which was a decrease of approximately $0.6 million, or 13.6%. The decrease primarily relates to a $0.4 million or 13.7% decrease in repairs and maintenance and turnover costs as a result of higher resident retention during COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.8 million for the six months ended June 30, 2021 compared to $4.0 million for the six months ended June 30, 2020, which was an increase of approximately $0.8 million, or 20.2%. The increase is related to a $0.7 million, or 19.6%, increase in property taxes as a result of appreciation in property values of our homes and a $0.1 million, or 24.1% increase in insurance costs.

Property management fees. Property management fees were $1.6 million for the six months ended June 30, 2021 compared to $1.4 million for the six months ended June 30, 2020, which was an increase of approximately $0.2 million or 11.5%

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the six months ended June 30, 2021 compared to less than $0.1 million for the six months ended June 30, 2020.

FFO, Core FFO and AFFO

We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”) as defined by the National Association of Real Estate Investments Trusts (“NAREIT”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. FFO is defined by NAREIT as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute FFO in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) attributable to common stockholders and net income (loss) attributable to NCI of the OP and then make the adjustments to arrive at FFO.

Core FFO makes certain adjustments to FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as casualty gains or losses, the amortization of deferred financing costs and equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and the method of calculating AFFO is divergent across the industry. AFFO adjusts Core FFO to remove recurring capital expenditures. We believe AFFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

Basic and diluted weighted average shares in our FFO table includes both our Shares and OP units.

We believe that the use of FFO, Core FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs and makes comparisons of operating results among such companies more meaningful. While FFO, Core FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative or substitute to those measures in evaluating our liquidity or operating performance. FFO, Core FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO, Core FFO and AFFO may not be comparable to FFO, Core FFO and AFFO reported by other REITs.

The three months ended June 30, 2021 as compared to the three months ended June 30, 2020

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net loss attributable to common stockholders	$(3,748)	$(769)	$(2,979)	387.4%
Net loss attributable to NCI of the OP	(466)	(366)	(100)	27.3%
Depreciation and amortization	12,507	4,768	7,739	162.3%
Loss on sales of real estate	123	129	(6)	-4.7%
FFO	8,416	3,762	4,654	123.7%

FFO per share - basic	$0.51	$0.39	$0.13	33.2%
FFO per share - diluted	$0.50	$0.37	$0.13	33.7%

Casualty (gain)/loss, net of insurance proceeds	93	(113)	206	-182.3%
Amortization of deferred financing costs	1,083	171	912	533.1%
Equity-based compensation expense	1,144	625	519	83.0%
Core FFO	10,736	4,445	6,291	141.5%

Core FFO per share - basic	$0.65	$0.46	$0.20	43.9%
Core FFO per share - diluted	$0.64	$0.44	$0.20	44.4%

Recurring capital expenditures	(1,456)	(765)	(691)	90.3%
AFFO	9,280	3,680	5,600	152.2%

AFFO per share - basic	$0.57	$0.38	$0.19	50.2%
AFFO per share - diluted	$0.55	$0.37	$0.19	50.7%

Weighted average shares outstanding - basic	16,401	9,769
Weighted average shares outstanding - diluted	16,861	10,077

Dividends declared per share	$0.5301	$0.5301

FFO Coverage - diluted (1)	0.94x	0.70x
Core FFO Coverage - diluted (1)	1.20x	0.83x
AFFO Coverage - diluted (1)	1.04x	0.69x

(1)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $8.4 million for the three months ended June 30, 2021 compared to $3.8 million for the three months ended June 30, 2020, which was an increase of approximately $4.6 million. The change in our FFO between the periods primarily relates to an increase in rental income of $21.6 million, partially offset by total property operating expenses of $2.0 million, real estate taxes and insurance expense of $3.9 million, property management fees of $1.2 million, advisory fees of $1.2 million, property general and administrative expenses of $1.0 million, interest expense of $4.8 million, and dividends on and accretion to redemption value of Redeemable Series A preferred stock of $2.2 million.

Core FFO was $10.7 million for the three months ended June 30, 2021 compared to $4.4 million for the three months ended June 30, 2020, which was an increase of approximately $6.3 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in amortization of deferred financing costs of $0.9 million and equity-based compensation expense of $0.5 million.

AFFO was $9.3 million for the three months ended June 30, 2021 compared to $3.7 million for the three months ended June 30, 2020, which was an increase of approximately $5.6 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in recurring capital expenditures of $0.7 million.

The six months ended June 30, 2021 as compared to the six months ended June 30, 2020

The following table reconciles our calculations of FFO, Core FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net loss attributable to common stockholders	$(6,060)	$(1,134)	$(4,926)	434.4%
Net loss attributable to NCI of the OP	(501)	(556)	55	-9.9%
Depreciation and amortization	20,551	9,690	10,861	112.1%
Loss on sales of real estate	198	155	43	27.7%
FFO	14,188	8,155	6,033	74.0%

FFO per share - basic	$0.94	$0.87	$0.07	7.5%
FFO per share - diluted	$0.91	$0.85	$0.06	7.3%

Casualty (gain)/loss, net of insurance proceeds	102	(113)	215	-190.3%
Amortization of deferred financing costs	1,614	339	1,275	376.1%
Equity-based compensation expense	2,074	1,008	1,066	105.8%
Core FFO	17,978	9,389	8,589	91.5%

Core FFO per share - basic	$1.19	$1.00	$0.18	18.3%
Core FFO per share - diluted	$1.15	$0.98	$0.18	18.1%

Recurring capital expenditures	(2,253)	(1,267)	(986)	77.8%
AFFO	15,725	8,122	7,603	93.6%

AFFO per share - basic	$1.04	$0.87	$0.17	19.6%
AFFO per share - diluted	$1.01	$0.84	$0.16	19.4%

Weighted average shares outstanding - basic	15,160	9,368
Weighted average shares outstanding - diluted	15,591	9,619

Dividends declared per share	$1.0602	$1.0602

FFO Coverage - diluted (1)	0.86x	0.80x
Core FFO Coverage - diluted (1)	1.09x	0.92x
AFFO Coverage - diluted (1)	0.95x	0.80x

(1) Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $14.2 million for the six months ended June 30, 2021 compared to $8.2 million for the six months ended June 30, 2020, which was an increase of approximately $6.0 million. The change in our FFO between the periods primarily relates to an increase in rental income of $34.9 million, partially offset by an increase in total property operating expenses of $3.8 million, real estate taxes and insurance expenses of $7.1 million, property management fees of $1.8 million, advisory fees of $1.8 million, corporate general and administrative expenses of $1.5 million, property general and administrative expenses of $1.5 million, interest expense of $7.2 million, and dividends on and accretion to redemption value of Redeemable Series A preferred stock of $4.4 million.

Core FFO was $18.0 million for the six months ended June 30, 2021 compared to $9.4 million for the six months ended June 30, 2020, which was an increase of approximately $8.6 million. The change in our Core FFO between the periods primarily relates to an increase in FFO, and increases in amortization of deferred financing costs of $1.3 million and equity-based compensation expense of $1.1 million.

AFFO was $15.7 million for the six months ended June 30, 2021 compared to $8.1 million for the six months ended June 30, 2020, which was an increase of approximately $7.6 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in recurring capital expenditures of $1.0 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our homes, including:

•	recurring maintenance necessary to maintain our homes;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	distributions necessary to qualify for taxation as a REIT;

•	advisory fees payable to our Adviser;

•	general and administrative expenses;

•	offering expenses related to raising equity from our Continuous Offering; and

•	property management fees payable to the Manager.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. Additionally, as of June 30, 2021, we had significant access to credit through our credit facilities. The JPM Facility has an additional $180.0 million of capacity.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional homes, renovations and other capital expenditures to improve our homes and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which will include equity issuances through the Continuous Offering, issuance of preferred equity, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and may include other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

As disclosed in Note 13 to our consolidated financial statements, so far in the third quarter of 2021 we have acquired 352 homes for an aggregate purchase price of approximately $33.8 million. In addition, we are in discussions with various parties to purchase additional homes, including multiple large portfolios. For the remainder of 2021, we expect to acquire approximately 3,500 – 5,000 total homes for consideration of approximately $400 million – $570 million. However, there can be no assurance that we will be able to complete all of these acquisitions during the remainder of the year on terms that are acceptable to us, or at all.

Our homes will require periodic capital expenditures and renovation to remain competitive. Also, acquisitions of new homes will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures and acquisitions through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations, and prospects could be materially and adversely affected.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2021.

Cash Flows

The six months ended June 30, 2021 as compared to the six months ended June 30, 2020

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	$ Change
Net cash provided by operating activities	$24,607	$13,732	$10,875
Net cash used in investing activities	(676,303)	(81,631)	(594,672)
Net cash provided by financing activities	679,016	70,257	608,759
Change in cash and restricted cash	27,320	2,358	24,962
Cash and restricted cash, beginning of period	37,096	17,830	19,266
Cash and restricted cash, end of period	$64,416	$20,188	$44,228

Cash flows from operating activities. During the six months ended June 30, 2021, net cash provided by operating activities was $24.6 million compared to net cash provided by operating activities of $13.7 million for the six months ended June 30, 2020. The change in cash flows from operating activities was mainly due to an increase in the Portfolio’s net operating income.

Cash flows from investing activities. During the six months ended June 30, 2021, net cash used in investing activities was $676.3 million compared to net cash used in investing activities of $81.6 million for the six months ended June 30, 2020. The change in cash flows from investing activities was mainly due to an increase in acquisitions and capital expenditures.

Cash flows from financing activities. During the six months ended June 30, 2021, net cash provided by financing activities was $679.0 million compared to net cash provided by financing activities of $70.3 million for the six months ended June 30, 2020. The change in cash flows from financing activities was mainly due to an increase in proceeds received from notes payable and credit facilities, as well as an increase in proceeds from the issuance of our Shares.

Debt, Derivatives and Hedging Activity

Debt

As of June 30, 2021, we and our subsidiaries had aggregate debt outstanding to third parties of approximately $843.5 million at a weighted average interest rate of 2.5618% and an adjusted weighted average interest rate of 3.0665%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.4309% for one-month LIBOR based on our combined $320.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $320.0 million of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2021:

		Outstanding Principal as of
	Type	June 30, 2021	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$241,400	1.65%	12/1/2025
Warehouse Facility	Floating	135,000	2.35%	9/20/2022	(2)
JPM Facility	Floating	320,000	2.85%	3/1/2023
MetLife Note	Fixed	125,000	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,486	5.35%	2/1/2028
Colony Note	Fixed	9,282	6.06%	12/9/2021
CoreVest Note	Fixed	2,356	6.12%	1/9/2023
Total Outstanding Principal		$843,524

(1)	Represents the interest rate as of June 30, 2021. Except for fixed rate debt, the interest rate is one-month LIBOR plus an applicable margin. One-month LIBOR as of June 30, 2021 was 0.1005%.

(2)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.

On November 1, 2018, the OP, as guarantor, and some of the SPEs, as borrowers, entered into the $241.4 million Initial Mortgage with KeyBank. The Initial Mortgage is secured by certain properties in the Initial Portfolio and equity pledges of the related SPEs that own those properties and bears interest at a variable rate equal to one-month LIBOR plus 1.55%. The Initial Mortgage is interest-only for the first 48 months of the term and principal amortizes at a rate of 30 years over the last 36 months of the term. The Initial Mortgage matures and is due in full on December 1, 2025.

On September 20, 2019, the OP, as guarantor, and VB One, LLC, as borrower, entered into the Warehouse Facility. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC and bears interest at a variable rate equal to one-month LIBOR plus 2.25%. The Warehouse Facility is a full-term, interest-only facility with an initial 36-month term, has one 12- month extension option, and the Company has the right to request an increase in the facility amount of up to $250.0 million. As of June 30, 2021, the Warehouse Facility had a commitment amount of $135.0 million that was fully drawn.

On September 30, 2019, in connection with the TrueLane Portfolio acquisition, the OP, as guarantor, assumed the approximately $10.8 million TrueLane Mortgage with Berkadia Commercial Mortgage LLC as a result of the OP’s acquisition of True FM 2017-1, LLC. The TrueLane Mortgage is secured by certain of our properties and equity pledges in the entity that owns those properties and bears interest at a fixed rate equal to 5.35%. The TrueLane Mortgage matures and is due in full on February 1, 2028 and requires monthly principal and interest payments.

On October 7, 2020, the Company issued 2,440,000 shares of our Series A Preferred Stock at a price of $25.00 per share, for gross proceeds of $61.0 million before deducting offering costs of approximately $2.3 million. These proceeds were in turn used to purchase OP Preferred Units. The OP used $50.0 million of those net proceeds to partially pay down the Warehouse Facility. On January 13, 2021, the OP drew $50.0 million under the Warehouse Facility. The proceeds were used to fund a portion of the purchase price of the Conrex I Acquisition. On March 8, 2021, the OP paid down $35.0 million under the Warehouse Facility. On May 7, 2021, the OP drew an additional $35.0 million under the Warehouse Facility.  As of June 30, 2021, the outstanding balance of the Warehouse Facility was $135.0 million.

On December 28, 2020, in connection with the acquisition of a 161-home portfolio, the OP provided a non-recourse carveout guaranty related to the approximately $9.2 million Colony Note assumed by a subsidiary of the OP as a result of the OP’s acquisition of SMP Homes 3B, LLC. The Colony Note is secured by the properties in SMP Homes 3B, LLC and an equity pledge in SMP Homes 3B, LLC and bears interest at a fixed rate equal to 6.06%. The Colony Note matures and is due in full on December 9, 2021 and requires monthly principal and interest payments.

On December 28, 2020, in connection with the acquisition of a 45-home portfolio, the OP provided a non-recourse carveout guaranty related to the approximately $2.4 million CoreVest Note assumed by a subsidiary of the OP as a result of the OP’s acquisition of SMP Homes 5B, LLC. The CoreVest Note is secured by the properties in SMP Homes 5B, LLC and an equity pledge in SMP Homes 5B, LLC and bears interest at a fixed rate equal to 6.12%. The CoreVest Note matures and is due in full on January 9, 2023 and requires monthly principal and interest payments.

On January 6, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note is secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bears interest at a fixed rate of 3.25%. The MetLife Note is interest-only and matures and is due in full on January 31, 2026. The net proceeds received were used to fund a portion of the purchase price of the Conrex I Portfolio.

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 1, 2021, in conjunction with the acquisition of the Conrex II Portfolio, the Company drew $320.0 million on the JPM Facility. As of June 30, 2021, the outstanding balance of the JPM Facility was $320.0 million and had $180.0 million of available capacity.

As of June 30, 2021, the Company was in compliance with the debt covenants in each of its debt agreements.

We intend to invest in additional homes as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of Shares, Preferred Shares or other securities or property dispositions.

Although we expect to be subject to restrictions on our ability to incur indebtedness, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing Shares, Preferred Shares or other debt or equity securities, on terms that are acceptable to us or at all.

Furthermore, following the completion of our renovations and depending on the interest rate environment at the applicable time, we may seek to refinance our floating rate debt into longer-term fixed rate debt at lower leverage levels.

Interest Rate Swap Agreements

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 5 interest rate swap transactions with KeyBank with a combined notional amount of $320.0 million. As of June 30, 2021, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $320.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.43%. As of June 30, 2021, interest rate swap agreements effectively covered $320.0 million, or 46%, of our $696.4 million of floating rate debt outstanding. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.43%, on a weighted average basis, on the notional amounts, while KeyBank is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.

The interest rate cap agreement has a term of three years, covering the outstanding principal amount of the Initial Mortgage which was required by the lender. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of June 30, 2021, interest rate cap agreements covered $241.4 million of our $696.4 million of floating rate debt outstanding. The interest rate cap agreement effectively caps one-month LIBOR on $241.4 million of our floating rate mortgage debt at 6.60%.

Reference Rate Reform

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that one-month LIBOR will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. This announcement has several implications, including possible acceleration of setting the spread that may be used to convert the index rates in our debt and hedging contracts from LIBOR to an alternative rate, such as the Secured Overnight Financing Rate (“SOFR”). SOFR is a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Although there have been a few issuances utilizing SOFR, it is unknown whether SOFR or another alternative reference rate will attain market acceptance as a replacement for LIBOR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

The Company anticipates that one-month LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining one-month LIBOR may result in a sudden or prolonged increase or decrease in reported one-month LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if one-month LIBOR were to remain available in its current form.

The Company has contracts that are indexed to one-month LIBOR and it is monitoring and evaluating the related risks, which include interest on loans and amounts received/paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur. Transitions and alternative rates are likely to vary by contract. The value of loans, securities, or derivative instruments tied to one-month LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if one-month LIBOR is unrepresentative or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition or upon which alternative rate is appropriate.

While we expect one-month LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that one-month LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Alternative rates and other market changes related to the replacement of one-month LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.

The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with one-month LIBOR.

Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the Company.

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities would be managed through a taxable REIT subsidiary (“TRS”) and would be subject to applicable U.S. federal, state, and local income and margin taxes. We did not have a TRS as of June 30, 2021, June 30, 2020, December 31, 2020 and December 31, 2019. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years.

If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time.

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2021. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2020, 2019 and 2018 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

Dividends

We intend to make regular quarterly dividend payments to holders of our Shares. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our Shares out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our dividends per share may be substantially different than our taxable earnings and GAAP earnings per share.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate. The majority of our lease terms are for a period of one year or less and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities. Should inflation return, due to the short-term nature of our leases, we do not believe our results will be materially affected.

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, interest rates are less than historical averages. However, the U.S. Federal Reserve, in response to or in anticipation of continued inflation concerns, could continue to raise interest rates. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate caps and interest rate swap agreements.

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. We experience higher levels of tenant move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Furthermore, our property operating costs are seasonally impacted in certain markets for expenses such as repairs to heating, ventilation and air conditioning systems, turn costs and landscaping expenses during the summer season. Additionally, our SFR properties are at greater risk in certain markets for adverse weather conditions such as extreme cold weather in winter months and hurricanes in late summer months.

Off-Balance Sheet Arrangements

As of June 30, 2021 and 2020 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

Real Estate Investments

Upon acquisition, we evaluate our acquired SFR properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Since substantially all of the fair value of our acquired properties is concentrated in a single identifiable asset or group of similar identifiable assets and the acquisitions do not include a substantive process, our purchases of homes or portfolios of homes qualify as asset acquisitions. Accordingly, upon acquisition of a property, the purchase price and related acquisition costs (the “Total Consideration”) are allocated to land, buildings, improvements, fixtures, and intangible lease assets based upon their relative fair values.

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 6), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

Real estate assets, including land, buildings, improvements, fixtures, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. The Company also incurs costs to prepare acquired properties for rental. These costs are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest costs as a cost of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest costs have been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred, unless the renovation meets the Company’s capitalization criteria.

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2020 and 2019 or the three and six months ended June 30, 2021 and 2020.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Implications of being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “ JOBS Act”) and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” until the earliest of (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of shares of our common stock pursuant to an effective registration statement, (2) the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are also a “smaller reporting company” as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A, “ Risk Factors,” of the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Shares

The following table provides information regarding the sale of Shares in the Continuous Offering and through the DRIP in each case during the three month period ended June 30, 2021 (dollar amounts in thousands, except per share sale price):

	Common Stock Private Offering			Common Stock DRIP
Date	Shares Sold	Sale Price (1)	Gross Proceeds	Shares Reinvested	Sale Price (2)	Gross Proceeds (3)	Total Gross Proceeds
4/1/2021	444,053	$38.49	$17,094	—	$—	$—	$17,094
4/9/2021	18,798	39.31	739	—	—	—	739
4/16/2021	21,976	39.57	870	—	—	—	870
4/23/2021	31,164	38.91	1,213	—	—	—	1,213
4/30/2021	80,504	38.24	3,079	—	—	—	3,079
5/3/2021	526,769	38.55	20,306	—	—	—	20,306
5/11/2021	746	40.24	30	—	—	—	30
5/14/2021	148,275	39.34	5,834	—	—	—	5,834
5/21/2021	105,251	39.11	4,117	—	—	—	4,117
5/28/2021	46,442	40.46	1,879	—	—	—	1,879
6/1/2021	681,002	39.16	26,671	—	—	—	26,671
6/11/2021	41,121	40.99	1,685	—	—	—	1,685
6/18/2021	54,220	40.76	2,210	—	—	—	2,210
6/25/2021	206,933	40.00	8,278	—	—	—	8,278
6/30/2021	—	—	—	92,077	37.52	3,455	3,455
	2,407,254		$94,005	92,077		$3,455	$97,460

1.	Sale price is the per share weighted average for the sale date which includes upfront selling costs.

2.	Shares issued under DRIP are generally issued at a 3% discount to the Company’s then-current NAV.

3.	For Shares issued under the DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 7 for further discussion.

An aggregate of approximately $3.9 million in selling commissions and fees were paid in connection with sales of Shares in the Continuous Offering during the three months ended June 30, 2021. No underwriting discount or commission is applicable to sales pursuant to the DRIP.

The Company issued the Shares noted above to accredited investors in reliance upon the exemptions from registration under the Securities Act Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.

Repurchase of Shares

The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the most recent NAV per share in effect, which will generally be equal to our prior quarter’s or month’s NAV per share. The Share Repurchase Plan began on November 1, 2019 and was disclosed in connection with the filing the Form 10 on April 30, 2021. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see “Item 11. Description of Registrant’s Securities to be Registered—Share Repurchase Plan” in the Form 10. The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	133,303	38.68	133,303	32,496
Total	133,303	$38.68	133,303	$32,496

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed by the Company on July 28, 2021).

3.2

Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VineBrook Homes Trust, Inc.

Signature	Title	Date

/s/ Jim Dondero		August 10, 2021
Jim Dondero	Chief Executive Officer and President
(Principal Executive Officer)
/s/ Brian Mitts		August 10, 2021
Brian Mitts	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)