Form 10-Q
period 2021-09-30
VINEBROOK HOMES TRUST, INC.
filed 2021-11-08
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-56274

VineBrook Homes Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83-1268857
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 276-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 4, 2021, the registrant had 20,703,056 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended September 30, 2021

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

•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;

•	risks associated with purchasing single-family rental (“SFR”) properties through the foreclosure auction process;

•	damage associated with SFR properties sold through short sales or foreclosure sales may require extensive renovation;

•	risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and

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

iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Operating real estate investments
Land	$313,332	$171,062
Buildings and improvements	1,262,880	582,610
Intangible lease assets	3,627	795
Total gross operating real estate investments	1,579,839	754,467
Accumulated depreciation and amortization	(66,725)	(34,396)
Total net operating real estate investments	1,513,114	720,071
Real estate held for sale, net	697	675
Total net real estate investments	1,513,811	720,746
Cash	54,786	31,225
Restricted cash	18,492	5,871
Accounts receivable	5,061	3,983
Due from Manager (see Note 11)	663	663
Prepaid and other assets	4,355	17,480
TOTAL ASSETS	$1,597,168	$779,968

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$377,099	$262,522
Credit facilities, net	369,562	83,937
NREO Note Payable, net (see Note 11)	—	1,250
Accounts payable and other accrued liabilities	11,679	8,573
Accrued real estate taxes payable	21,615	12,591
Accrued interest payable	1,518	616
Security deposit liability	13,862	7,292
Prepaid rents	2,739	1,255
Fair market value of interest rate swaps	8,071	15,453
Total Liabilities	806,145	393,489

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 3,540,000 shares issued and outstanding, respectively	120,759	85,067
Redeemable noncontrolling interests in the OP	172,982	127,090
Stockholders' Equity:
Common stock, $0.01 par value: 300,000,000 shares authorized; 19,442,624 and 9,260,795 shares issued and outstanding, respectively	195	93
Additional paid-in capital	561,949	210,381
Distributions in excess of retained earnings	(60,345)	(26,002)
Accumulated other comprehensive income (loss)	(4,517)	(10,150)
Total Stockholders' Equity	497,282	174,322
TOTAL LIABILITIES AND EQUITY	$1,597,168	$779,968

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$40,823	$19,552	$110,071	$53,803
Other income	1,064	356	2,265	1,112
Total revenues	41,887	19,908	112,336	54,915
Expenses
Property operating expenses	8,282	4,268	19,442	11,677
Real estate taxes and insurance	8,157	3,961	22,095	10,745
Property management fees	1,756	1,474	6,316	4,270
Advisory fees	2,337	853	5,638	2,348
Corporate general and administrative expenses	1,992	1,086	5,310	2,823
Property general and administrative expenses	1,505	655	4,160	1,827
Depreciation and amortization	14,881	5,216	35,432	14,906
Interest expense	7,752	2,728	20,566	8,300
Total expenses	46,662	20,241	118,959	56,896
Loss on sales of real estate	(175)	(569)	(373)	(724)
Operating loss	(4,950)	(902)	(6,996)	(2,705)
Casualty gain/(loss), net of insurance proceeds	151	(5)	49	108
Net loss	(4,799)	(907)	(6,947)	(2,597)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,206	—	6,619	—
Net loss attributable to redeemable noncontrolling interests in the OP	(823)	(282)	(1,324)	(838)
Net loss attributable to common stockholders	$(6,182)	$(625)	$(12,242)	$(1,759)
Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate swaps	1,076	1,213	7,382	(18,738)
Total comprehensive income/(loss)	(3,723)	306	435	(21,335)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,206	—	6,619	—
Comprehensive income/(loss) attributable to redeemable noncontrolling interests in the OP	(639)	95	425	(7,177)
Comprehensive income/(loss) attributable to common stockholders	$(5,290)	$211	$(6,609)	$(14,158)

Weighted average common shares outstanding - basic	17,230	7,432	13,511	6,672
Weighted average common shares outstanding - diluted	17,230	7,432	13,511	6,672

Loss per share - basic	$(0.36)	$(0.08)	$(0.91)	$(0.26)
Loss per share - diluted	$(0.36)	$(0.08)	$(0.91)	$(0.26)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

(Unaudited)

	Class A Common Stock
Three Months Ended September 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2021	13,891,715	$139	$362,165	$(44,801)	$(5,409)	$312,094
Net loss attributable to common stockholders			—	(6,182)	—	(6,182)
Issuance of Class A common stock	5,574,829	56	228,495	—	—	228,551
Redemptions of Class A common stock	(23,920)	—	(1,105)	—	—	(1,105)
Offering costs			(1,264)	—	—	(1,264)
Equity-based compensation	—	—	598	—	—	598
Common stock dividends declared ($0.5301 per share)			—	(9,362)	—	(9,362)
Other comprehensive income attributable to common stockholders			—	—	892	892
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(26,940)	—	—	(26,940)
Balances, September 30, 2021	19,442,624	$195	$561,949	$(60,345)	$(4,517)	$497,282

	Class A Common Stock
Nine Months Ended September 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2020	9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders			—	(12,242)	—	(12,242)
Issuance of Class A common stock	10,315,837	103	402,614	—	—	402,717
Redemptions of Class A common stock	(160,650)	(1)	(6,386)	—	—	(6,387)
Offering costs			(2,504)	—	—	(2,504)
Equity-based compensation	26,642	—	1,738	—	—	1,738
Common stock dividends declared ($1.5903 per share)			—	(22,101)	—	(22,101)
Other comprehensive income attributable to common stockholders			—	—	5,633	5,633
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(43,894)	—	—	(43,894)
Balances, September 30, 2021	19,442,624	$195	$561,949	$(60,345)	$(4,517)	$497,282

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Class A Common Stock
Three Months Ended September 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2020	6,775,171	$68	$157,680	$(16,161)	$(12,170)	$129,417
Net loss attributable to common stockholders			—	(625)	—	(625)
Issuance of Class A common stock	1,065,302	10	33,463	—	—	33,473
Offering costs			(170)	—	—	(170)
Equity-based compensation			373	—	—	373
Common stock dividends declared			—	(4,080)	—	(4,080)
Other comprehensive income attributable to common stockholders			—	—	836	836
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP			(4,970)	—	—	(4,970)
Balances, September 30, 2020	7,840,473	$78	$186,376	$(20,866)	$(11,334)	$154,254

	Class A Common Stock
Nine Months Ended September 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2019	5,162,532	$52	$114,589	$(8,235)	$1,065	$107,471
Net loss attributable to common stockholders			—	(1,759)	—	(1,759)
Issuance of Class A common stock	2,677,941	26	82,758	—	—	82,784
Offering costs			(598)	—	—	(598)
Equity-based compensation			775	—	—	775
Common stock dividends declared			—	(10,872)	—	(10,872)
Other comprehensive loss attributable to common stockholders			—	—	(12,399)	(12,399)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(11,148)	—	—	(11,148)
Balances, September 30, 2020	7,840,473	$78	$186,376	$(20,866)	$(11,334)	$154,254

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(6,947)	$(2,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sales of real estate	373	724
Depreciation and amortization	35,432	14,906
Amortization of deferred financing costs	2,820	560
Change in fair value on derivative instruments included in interest expense	2,843	938
Net cash paid on derivative settlements	(3,202)	(1,278)
Amortization of assumed debt premium	(154)	(48)
Equity-based compensation	3,384	1,832
Casualty gain	(49)	(108)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(2,473)	(391)
Operating liabilities	13,148	15,531
Net cash provided by operating activities	45,175	30,069

Cash flows from investing activities
Net proceeds from sales of real estate	1,405	5,168
Prepaid acquisition deposits	(1,336)	(232)
Insurance proceeds received	496	626
Acquisitions of real estate investments	(751,042)	(101,917)
Additions to real estate investments	(58,179)	(44,526)
Net cash used in investing activities	(808,656)	(140,881)

Cash flows from financing activities
Notes payable proceeds received	125,000	—
Notes payable payments	(9,562)	(116)
Credit facilities proceeds received	405,000	25,000
Credit facilities principal payments	(115,000)	—
NREO Note repayment	(1,250)	—
Financing costs paid	(7,902)	(150)
Proceeds from issuance of Class A common stock	391,225	77,891
Redemptions of Class A common stock paid	(5,282)	—
Offering costs paid	(2,325)	(484)
Dividends paid to common stockholders	(10,614)	(5,726)
Payments for taxes related to net share settlement of stock-based compensation	(46)	—
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	35,167	—
Preferred stock dividends paid	(4,988)	—
Contributions from redeemable noncontrolling interests in the OP	5,014	8,499
Distributions to redeemable noncontrolling interests in the OP	(4,774)	(1,731)
Net cash provided by financing activities	799,663	103,183

Change in cash and restricted cash	36,182	(7,629)
Cash and restricted cash, beginning of period	37,096	17,830
Cash and restricted cash, end of period	$73,278	$10,201

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$10,927	$7,202
Cash paid for income and franchise taxes	167	68

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	5,027	332
Accrued dividends payable to common stockholders	567	254
Accrued distributions payable to redeemable noncontrolling interests in the OP	313	347
Accrued dividends payable to preferred stockholders	2,031	—
Accrued redemptions payable to common stockholders	1,105	—
Accretion to redemption value of Redeemable Series A preferred stock	525	—
Offering costs accrued	284	114
Issuance of Shares to common stockholders related to DRIP dividends	10,920	4,893
DRIP dividends to common stockholders	(10,920)	(4,893)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	1,191	3,533
DRIP distributions to redeemable noncontrolling interests in the OP	(1,191)	(3,533)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 18, 2018 and has elected to be taxed as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing SFR home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of September 30, 2021, there were a combined 22,932,250 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 19,320,925 Class A OP Units, or 84.3%, were owned by the Company, 2,691,330 Class B OP Units, or 11.7%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 85,684 Class C OP Units, or 0.4%, were owned by NexPoint Real Estate Strategies Fund (“NRESF”), 135,218 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 699,093 Class C OP Units, or 3.0%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF, NREC and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 8), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.

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

Between November 1, 2018 and September 30, 2021, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 11,758 additional homes and sold 100 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 15,787 homes (the “Portfolio”) in 16 states as of September 30, 2021. The acquisitions of the additional homes were funded by loans (see Note 5), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

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

NexPoint Securities, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, serves as the dealer manager for the Continuous Offering and Raymond James & Associates, Inc. (“Raymond James”) and other unaffiliated broker-dealers serve as placement agents (the “Placement Agents”) through selling agreements (“Selling Agreements”) between each Placement Agent and the Company.

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

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the SEC. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019 included in the Form 10. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2021, the Company has determined it must consolidate the OP and its subsidiaries under the VIE model as it was determined the Company both controls the direct activities of the OP and the right to receive benefits that could potentially be significant to the OP. The Company has the control to direct the activities of the OP because the OP GP must generally receive approval of the Board to take any actions. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated at the OP is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages.

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

As of September 30, 2021, the gross balance and accumulated amortization related to the intangible lease assets was $3.6 million and $3.1 million, respectively. As of December 31, 2020, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.3 million, respectively. For the three months ended September 30, 2021 and 2020, the Company recognized approximately $2.1 million and $0.2 million, respectively, of amortization expense related to the intangible lease assets. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $5.8 million and $0.9 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the three and nine months ended September 30, 2021 and 2020.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020	December 31, 2020
Cash	$54,786	$6,423	$31,225
Restricted cash	18,492	3,778	5,871
Total cash and restricted cash	$73,278	$10,201	$37,096

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for loss per share:
Net loss	$(4,799)	$(907)	$(6,947)	$(2,597)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,206	—	6,619	—
Net loss attributable to redeemable noncontrolling interests in the OP	(823)	(282)	(1,324)	(838)
Net loss attributable to common stockholders	$(6,182)	$(625)	$(12,242)	$(1,759)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	17,230	7,432	13,511	6,672
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	17,230	7,432	13,511	6,672

Earnings (loss) per weighted average common share:
Basic	$(0.36)	$(0.08)	$(0.91)	$(0.26)
Diluted	$(0.36)	$(0.08)	$(0.91)	$(0.26)

(1)

For the three months ended September 30, 2021 and 2020, excludes approximately 4,134,859 shares and 3,725,096 shares, respectively, and for the nine months ended September 30, 2021 and 2020, excludes approximately 4,030,274 shares and 3,464,149 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

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

COVID-19

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term. Since the outbreak, we have provided limited payment plans if certain criteria are met by residents. The duration of a payment plan is determined on a case by case basis, and ultimately the tenant is expected to make rent payments in full over time. The Company had not granted any direct rent reductions to residents in response to the crisis as of September 30, 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business.

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

As of September 30, 2021, the Company owned the Portfolio, which consisted of 15,787 properties, through thirteen SPEs and their various subsidiaries. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of September 30, 2021, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 5) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	66	$6,013	100%	Yes	$5,048
NREA VB II, LLC	170	16,467	100%	Yes	10,742
NREA VB III, LLC	1,322	120,196	100%	Yes	71,115
NREA VB IV, LLC	386	37,076	100%	Yes	24,330
NREA VB V, LLC	1,829	125,677	100%	Yes	108,384
NREA VB VI, LLC	302	27,468	100%	Yes	18,661
NREA VB VII, LLC	36	3,038	100%	Yes	2,989
True FM2017-1, LLC	211	17,908	100%	Yes	10,444
SMP Homes 3B, LLC	160	16,540	100%	No	—
SMP Homes 5B, LLC	46	4,584	100%	Yes	2,347
VB One, LLC	5,509	525,618	100%	No	135,000
VB Two, LLC	1,856	158,947	100%	No	125,000
VB Three, LLC	3,894	521,004	100%	No	240,000
	15,787	$1,580,536			$754,060

(1)

Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC and VB Three, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.

4. Real Estate Assets

As of September 30, 2021, the Company, through the OP and its SPE subsidiaries, owned 15,787 SFR homes. As of  December 31, 2020, the Company, through the OP and its SPE subsidiaries, owned 9,282 SFR homes. The components of the Company’s real estate investments in SFR properties were as follows (in thousands):

	Land	Buildings and improvements (1)	Intangible lease assets	Real estate held for sale, net	Total
Gross Real Estate, December 31, 2020	$171,062	$582,610	$795	$675	$755,142
Additions	142,270	680,270	5,935	1,800	830,275
Write-offs	—	—	(3,103)	—	(3,103)
Dispositions	—	—	—	(1,778)	(1,778)
Gross Real Estate, September 30, 2021	313,332	1,262,880	3,627	697	1,580,536
Accumulated depreciation and amortization	—	(63,671)	(3,054)	—	(66,725)
Net Real Estate, September 30, 2021	$313,332	$1,199,209	$573	$697	$1,513,811

(1)	Includes capitalized interest, real estate taxes, insurance and other costs incurred during renovation of the properties.

During the three months ended September 30, 2021 and 2020, the Company recognized depreciation expense of approximately $12.8 million and $5.0 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded depreciation expense of approximately $29.7 million and $14.0 million, respectively.

Acquisitions and dispositions

During the nine months ended September 30, 2021, the Company, through the OP, acquired 6,525 homes, including the homes in the portfolios discussed below, and disposed of 20 homes.

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

On May 12, 2021, the Company, through the OP, purchased 202 homes in St. Louis, Missouri, for approximately $23.5 million, which was the first portion of a portfolio (the “Ovation Portfolio”) to be acquired pursuant to a two-part purchase agreement. On July 13, 2021, the Company, through the OP, completed the purchase of the second portion of the Ovation Portfolio, which included 77 homes in St. Louis, Missouri, for approximately $12.3 million.

Held for sale properties

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. Once the Company begins marketing an asset or determines that it will pursue marketing an asset, the asset becomes classified as held for sale. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2021, there are 12 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $0.7 million.

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

On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC and bears interest at a variable rate equal to one-month LIBOR plus 2.25%. The Warehouse Facility is a full-term, interest-only facility with an initial 36-month term, has one 12-month extension option, and the Company has the right to request an increase in the facility amount of up to $250.0 million. As of September 30, 2021, the commitment amount of the Warehouse Facility is $135.0 million and $135.0 million was drawn. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in Warehouse Facility on the consolidated balance sheets.

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

On December 28, 2020, in connection with the acquisition of a 161-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $9.2 million mortgage loan assumed by a subsidiary of the OP (the “Colony Note”) with Colony American Finance Lender, LLC as a result of the OP’s acquisition of SMP Homes 3B, LLC. On July 27, 2021, the OP repaid the full balance of the Colony Note, which extinguished the Colony Note.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. As of September 30, 2021, the JPM Facility has $260.0 million of available capacity.

As of September 30, 2021, the Company is in compliance with all debt covenants in all of its debt agreements.

The weighted average interest rate of the Company’s debt was 2.4715% as of September 30, 2021 and 2.1227% as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 3.0447% and 3.2998%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.4309% for one-month LIBOR on its combined $320.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $320.0 million of the Company’s floating rate indebtedness (see Note 6).

The following table contains summary information concerning the Company’s debt as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		Outstanding Principal as of
	Type	September 30, 2021		December 31, 2020	Interest Rate (1)
Initial Mortgage	Floating	$241,269	(2)	$241,400	1.63%
Warehouse Facility	Floating	135,000		85,000	2.33%
JPM Facility	Floating	240,000		—	2.83%
MetLife Note	Fixed	125,000		—	3.25%
TrueLane Mortgage	Fixed	10,444		10,570	5.35%
Colony Note	Fixed	—		9,296	6.06%
CoreVest Note	Fixed	2,347		2,358	6.12%
NREO Note (3)	Floating	—		1,250	2.33%
		$754,060		$349,874
Debt premium, net (4)		439		591
Deferred financing costs, net of accumulated amortization of $4,054 and $591, respectively		(7,838)		(2,756)
		$746,661		$347,709

(1)

Represents the interest rate as of September 30, 2021. Except for fixed rate debt, the interest rate is one-month LIBOR plus an applicable margin. One-month LIBOR as of September 30, 2021 was 0.0803%. One-month LIBOR as of December 31, 2020 was 0.1439%.

(2)	During the third quarter of 2021, the OP sold three homes previously encumbered by the Initial Mortgage, which resulted in an approximately $0.1 million reduction of principal.

(3)	This was a related party note which was extinguished during the nine months ended September 30, 2021 (see Note 11).

(4)

The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2021 are as follows (in thousands):

	Total
2021	$50
2022	951
2023	386,069	(1)
2024	8,371
2025	223,991
Thereafter	134,628
Total	$754,060
(1)	Assumes the Company exercises the 12-month extension option on the Warehouse Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs and any prepayment penalty resulting from the early repayment of the debt is recorded as interest expense in the period incurred. For the three months ended September 30, 2021 and 2020, amortization of deferred financing costs of approximately $1.1 million and $0.2 million, respectively are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2021 and 2020, amortization of deferred financing costs of approximately $2.7 million and $0.5 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2021 and December 31, 2020 were classified as Level 2 of the fair value hierarchy.

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

As of September 30, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	One-Month LIBOR	20,000	0.9140%
			$320,000	1.4309%	(2)

(1)	As of September 30, 2021, one-month LIBOR was 0.0803%.

(2)	Represents the weighted average fixed rate of the interest rate swaps.

For the three months ended September 30, 2021 and 2020, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $1.1 million and $1.2 million of unrealized gain, respectively, related to the change in fair value of the interest rate swaps. For the nine months ended September 30, 2021 and 2020, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $7.4 million of unrealized gain and $18.7 million of unrealized loss, respectively, related to the change in fair value of interest rate swaps.

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

As of September 30, 2021 and 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of September 30, 2021	Strike Rate
Interest Rate Cap	$241,400	Mortgage payable	One-Month LIBOR	0.0803%	6.60%

For the three and nine months ended September 30, 2021 and 2020, on the consolidated statements of operations and comprehensive income (loss), the Company recognized less than $0.1 million of interest expense related to the interest rate cap.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$—	$8,071	$15,453
Total		$—	$—	$8,071	$15,453

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

7. Stockholders’ Equity

The Company issues Shares under the Continuous Offering as well as under the Company’s distribution reinvestment program (the “DRIP”). Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share. The following table details all Share issuances under the Continuous Offering and the DRIP for the nine months ended September 30, 2021 (dollars in thousands):

Quarter Ended	Shares issued	Cash proceeds	DRIP reinvestment
March 31, 2021	2,241,677	$77,966	$2,878
June 30, 2021	2,499,331	91,093	3,455
September 30, 2021	5,574,829	223,964	4,587
Total	10,315,837	$393,023	$10,920

The following table provides detail on cash dividends declared on Shares as well as reinvested dividends as part of the Company’s DRIP for the nine months ended September 30, 2021 (dollars in thousands):

Quarter Ended	DRIP Shares Issued	DRIP Dividend	Cash Dividend	Cash Dividend Accrued on RSUs (1)	Total Dividend
March 31, 2021	80,493	$2,878	$2,676	$192	$5,746
June 30, 2021	92,077	3,455	3,328	210	6,993
September 30, 2021	102,402	4,587	4,565	210	9,362
Total	274,972	$10,920	$10,569	$612	$22,101

(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheets.

During the nine months ended September 30, 2020, the Company declared dividends of approximately $10.9 million which was comprised of approximately $6.0 million paid in cash or accrued and approximately $4.9 million which was reinvested in 152,643 Shares under the DRIP.

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

As of September 30, 2021, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2020	235,133		$7,193
Granted	191,506		6,720
Vested	(30,510)	(2)	(940)
Forfeited	—		—
Outstanding September 30, 2021	396,129		$12,973

(1)

Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 26,642 Shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the RSUs is as follows:

Vest Date	RSUs Vesting
December 10, 2021	18,425
February 15, 2022	32,485
May 11, 2022	21,336
December 10, 2022	18,425
February 15, 2023	22,717
May 11, 2023	21,335
December 10, 2023	18,426
February 15, 2024	22,717
May 11, 2024	21,335
February 14, 2025	22,717
Upon successful completion of IPO	176,211
396,129

For the three months ended September 30, 2021 and 2020, the Company recognized approximately $0.6 million and $0.4 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2021 and 2020, the Company recognized $1.7 million and $0.8 million, respectively, of non-cash compensation expense related to RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of  September 30, 2021, the Company had recognized a liability of approximately $0.9 million related to dividends earned on restricted stock units that are payable in cash upon vesting.

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

The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2020	$127,090
Net loss attributable to redeemable noncontrolling interests in the OP	(1,324)
Contributions by redeemable noncontrolling interests in the OP	6,205
Distributions to redeemable noncontrolling interests in the OP	(6,278)
Equity-based compensation	1,646
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	1,749
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	43,894
Redeemable noncontrolling interests in the OP, September 30, 2021	$172,982

The following table provides detail on distributions to noncontrolling interests in the OP for the nine months ended September 30, 2021 , including under the OP’s DRIP (dollars in thousands):

Quarter Ended	DRIP OP Units Issued	OP DRIP Distribution	OP Cash Distribution	OP Distribution Accrued on PI Units		Total OP Distribution
March 31, 2021	10,108	$360	$1,497	$165		$2,022
June 30, 2021	10,784	405	1,486	150		2,041
September 30, 2021	9,508	426	1,476	313	(1)	2,215
Total	30,400	$1,191	$4,459	$628		$6,278

(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheets.

During the nine months ended September 30, 2020, the Company declared distributions to noncontrolling interests in the OP of approximately $5.6 million which was comprised of approximately $2.1 million paid in cash or accrued and approximately $3.5 million which was reinvested in 114,147 OP Units under the DRIP.

As of September 30, 2021, the Company held 19,320,925 Class A OP Units, NREO held 2,691,330 Class B OP Units, NRESF held 85,684 Class C OP Units, GAF REIT held 135,218 Class C OP Units and the VineBrook Contributors and other Company insiders held 699,093 Class C OP Units.

On September 7, 2021, the general partner of the OP executed the OP LPA for the purposes of creating a board of directors of the OP (the “Partnership Board”) and subdividing and reclassifying the outstanding common partnership units of the OP into Class A, Class B and Class C OP Units. The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the OP LPA, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by NREO were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units. In addition, the OP LPA provides that holders of PI Units will receive Class C OP Units upon conversion of vested PI Units into OP Units.

The Partnership Board of the OP has exclusive authority to select, remove and replace the general partner of the OP and no other authority. The Partnership Board may replace the general partner of the OP at any time. Pursuant to the terms of the OP LPA, the Company appointed Brian Mitts as the sole initial director of the Partnership Board. The number of directors on the Partnership Board is initially one but may be increased by following the affirmative vote or consent of the majority of the voting power of the OP Units (the “Requisite Approval”). The election of directors to and removal of directors from the Partnership Board also requires the Requisite Approval.

Upon execution of the OP LPA, the Company reconsidered whether it was still the primary beneficiary of the OP. Upon reconsideration, the Company determined that it is the member of the related party group most closely associated with the OP and has the power to direct the activities that are most significant to the OP as any actions taken by the OP GP are subject to the authority and approval of the Company’s Board. Accordingly, the Company determined that it should continue to consolidate the OP.

PI Unit Grants Under the 2018 LTIP

In connection with the 2018 LTIP, PI Units have been issued to key personnel, senior management and executives of the Manager. On April 19, 2019, a total of 40,000 PI Units were granted; on November 21, 2019, a total of 80,399 PI Units were granted; on May 11, 2020, a total of 219,826 PI Units were granted; on November 30, 2020, a total of 11,764 PI Units were granted; and on May 31, 2021, a total of 246,169 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted in 2019 generally fully vest over a period of two to four years. The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an initial public offering and the PI Units granted on November 30, 2020 vest 100% ratably over four years or alternatively 100% on the successful completion of an initial public offering. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Shares. Any unvested PI Unit granted to an employee of the Manager is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Manager. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

As of September 30, 2021, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

	Number of PI Units	Value (1)
Outstanding December 31, 2020	310,465	$9,290
Granted	246,169	9,426
Vested	(27,478)	(829)
Forfeited	—	—
Outstanding September 30, 2021	529,156	$17,887

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

For the three months ended September 30, 2021 and 2020, the OP recognized approximately $0.7 million and $0.5 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2021 and 2020, the OP recognized approximately $1.7 million and $1.1 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2021	11,499,045	3,475,874	14,974,919
June 30, 2021	13,891,715	3,561,574	17,453,289
September 30, 2021	19,442,624	3,611,325	23,053,949

9. Redeemable Series A Preferred Stock

On January 8, 2021, the Company issued 1,460,000 Preferred Shares at a price of $25.032 per share, for gross proceeds of approximately $36.5 million. The net proceeds were in turn used to purchase 1,460,000 6.50% Series A Cumulative Redeemable Preferred Units of the OP (“OP Preferred Units”). The OP used the proceeds for acquisitions and other corporate purposes. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions. On March 15, 2021, the Company declared a dividend of $0.40625 per share to the holders of record of Preferred Shares as of March 25, 2021, which was paid on April 12, 2021. On June 10, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of June 25, 2021, which was paid on July 12, 2021. On September 10, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of September 25, 2021, which was paid on October 12, 2021. The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2020	3,540,000	$85,067
Issuance of Redeemable Series A preferred stock	1,460,000	36,547
Issuance costs related to Redeemable Series A preferred stock	—	(1,380)
Net income attributable to Redeemable Series A preferred stockholders	—	6,094
Dividends declared to Redeemable Series A preferred stockholders	—	(6,094)
Accretion to redemption value	—	525
Redeemable Series A preferred stock, September 30, 2021	5,000,000	$120,759

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

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2021, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.

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

The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of September 30, 2021. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

For the three months ended September 30, 2021 and 2020, the Company incurred advisory fees of approximately $2.3 million and $0.9 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2021 and 2020, the Company incurred advisory fees of approximately $5.6 million and $2.3 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

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

Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. As of September 30, 2021, the OP recorded a receivable of approximately $0.8 million due from the Manager on the consolidated balance sheet related to the Manager Cash Cap rebate. As of December 31, 2020, the OP recorded a receivable of approximately $1.1 million due from the Manager related to the Manager Cash Cap rebate.

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

Property management fees are included in property management fees on the consolidated statements of operations and comprehensive income (loss) and acquisition and construction fees are capitalized into each home and are included in buildings and improvements on the consolidated balance sheet and are depreciated over the useful life of each property.

The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location on Financial Statements	2021	2020	2021	2020
Fees Incurred
Property management fees	Statement of Operations	$1,756	$1,456	$5,810	$4,141
Acquisition fees	Balance Sheet	1,126	479	8,072	1,068
Construction supervision fees	Balance Sheet	1,667	1,262	4,681	3,029

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	4,165	2,230	10,953	6,048
Other reimbursements	Balance Sheet and Statement of Operations	229	113	566	297
Totals		$8,943	$5,540	$30,082	$14,583

Internalization of the Adviser or the Manager

The Company may acquire all of the outstanding equity interests of the Adviser, the Manager or both (an “Internalization”) under certain provisions (a “Purchase Provision”) of the Advisory Agreement or the Side Letter to effect an Internalization upon the payment of a certain fee (an “Internalization Fee”). If the Company determines to acquire the equity interests of the Adviser, the applicable Purchase Provision of the Advisory Agreement provides that the Adviser must first agree to such acquisition and that the Company will pay the Adviser an Internalization Fee equal to three times the total of the prior 12 months’ advisory fee, payable only in capital stock of the Company. If the Company determines to acquire the equity interests of Manager, the applicable Purchase Provision of the Side Letter provides the Company has a right to do so and that the Company will pay the Manager an Internalization Fee equal to $6.5 million plus 50% of the subtraction of $6.5 million from three times the total of the prior 12 months’ property management fee, payable in cash, Shares or OP Units. The OP may also acquire the equity interests of the Manager on the same terms under the applicable Purchase Provision. Certain additional conditions and limitations apply to the Internalizations, including but not limited to caps on the Internalization Fees. The Company expects any equity issued in satisfaction of an Internalization Fee to be valued at the NAV per share in effect on the date the Internalization is consummated.

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

Advance Acquisition and Construction Fee Advances Paid to the Manager

Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item Due from Manager on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company recorded no receivable for Fee Advances.

Backstop Loans to the Manager

Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item Due from Manager on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.

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

See below for detail related to the O&O Expenses as of September 30, 2021 (dollars in thousands):

Amount
Gross investor equity raised subject to O&O	$677,875

O&O collected and available for reimbursements	$4,583

O&O Expenses reimbursed for the period:
Inception through December 31, 2019	$686
January 1, 2020 through March 31, 2020	188
April 1, 2020 through June 30, 2020	235
July 1, 2020 through September 30, 2020	175
October 1, 2020 through December 31, 2020	385
January 1, 2020 through March 31, 2021	296
April 1, 2021 through June 30, 2021	944
July 1, 2021 through September 30, 2021	1,264
$4,173

O&O available for future reimbursements	$410

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

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2021, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

Prager Portfolio Acquisition

On October 1, 2021, the Company, through the OP, entered into three asset purchase agreements with certain unaffiliated third parties under which the OP agreed to acquire (the “Prager Acquisitions”) a portfolio of approximately 3,000 homes (the “Prager Portfolio”) generally located throughout the southeastern United States, including a portion in New Mexico, for approximately $361.7 million. The Company intends to close the Prager Acquisitions in December 2021 or January 2022. The OP intends to use cash on hand, together with debt financing and assumption of certain of the sellers’ debt, to fund the purchase price of the Prager Acquisitions.

Acquisitions

In addition to the Prager Acquisitions, subsequent to September 30, 2021, the Company acquired 360 homes for a purchase price of approximately $36.1 million.

Fourth Quarter 2021 Dividends

On October 15, 2021, the Company approved a dividend of $0.1767 per Share for common stock shareholders of record as of October 15, 2021. On November 3, 2021, the Company approved a dividend of $0.1767 per Share for common stock shareholders of record as of November 15, 2021. The approved dividends are payable on December 30, 2021.

On November 3, 2021, the Company approved a dividend of $0.40625 per share to the holders of Preferred Shares as of December 23, 2021, which is payable on January 10, 2022.

Equity Issuances Pursuant to the Continuous Offering

Subsequent to September 30, 2021, the Company issued approximately 683,171 Shares for proceeds of approximately $32.6 million.

Warehouse Facility Recast

On November 3, 2021, the Company, as guarantor, the OP, as parent borrower, and each of (i) VB OP Holdings LLC and (ii) VB One, LLC and certain of its subsidiaries, as subsidiary borrowers, entered into an amended and restated credit agreement to recast the Warehouse Facility with KeyBank, as administrative agent, KeyBank and the lenders party thereto from time to time, as lenders, BMO Capital Markets Corp., Raymond James Bank, and Truist Securities, Inc., as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Raymond James Bank, and Truist Securities, Inc., as joint lead arrangers and joint bookrunners. The OP is the sole member of OP Holdings, and OP Holdings is the sole member of VB One. The recast Warehouse Facility commitment amount was increased to $350.0 million and bears interest at a variable rate equal to one-month LIBOR plus a margin of 1.60% to 2.45%, depending on the Company’s consolidated total leverage ratio. Based on the consolidated total leverage ratio as of  November 3, 2021, the Warehouse Facility bears interest at one-month LIBOR plus 1.70%. The Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option that may be exercised by the OP and provides the Company, through the OP, the right to request an increase in the total facility amount, which may take the form of an increase in revolving commitments or one or more tranches of term loan of commitments, up to $800.0 million. No additional borrowings were made under the recast Warehouse Facility and as of November 3, 2021, $135.0 million was outstanding.

NAV Determination

Pursuant to the terms of the Continuous Offering and calculated in accordance with the Valuation Methodology, on October 15, 2021, the Company determined that its NAV per share calculated on a fully diluted basis was $47.90 as of September 30, 2021. In accordance with provisions in the OP LPA, the value of the OP Units per OP Unit was also increased to $47.90. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.

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

Overview

The Company is an owner and operator of SFR homes for lease. As of September 30, 2021, our Portfolio consisted of 15,787 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of September 30, 2021, the Portfolio had occupancy of approximately 82.6% with a weighted average monthly effective rent of $1,059 per occupied home. As of September 30, 2021, the Portfolio had a stabilized occupancy of approximately 94.8% with a weighted average monthly stabilized effective rent of $1,051 per occupied home and 51.1% of homes in our Portfolio were excluded from being stabilized under the National Rental Home Council (“NRHC”) definition either because the homes were in rehabilitation or were purchased with tenants in place. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of September 30, 2021, there were 22,932,250 OP Units outstanding, of which 19,320,925 Class A OP Units, or 84.3% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.

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

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through the Continuous Offering under regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Continuous Offering expires on November 1, 2023 but may be extended for up to two times for one year for each extension at the Board’s discretion. The initial offering price for Shares sold through the Continuous Offering was $25.00 per share. The Company conducts periodic closings and sells Shares at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. For sales through Raymond James, the purchaser subscribes for a gross amount based on NAV per share and separately pays the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribes for a gross amount based on a public offering price (“POP”), which includes the applicable upfront fees and commissions. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.

On October 15, 2021, a lawsuit (the “Bankruptcy Trust Lawsuit”) was filed by a trust set up in connection with the Highland bankruptcy (the “Highland Bankruptcy”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). The Bankruptcy Trust Lawsuit makes claims against a number of entities, including NexPoint Advisors, L.P. (“NexPoint”), the parent of our Adviser, and James Dondero, formerly a director and officer of the Company. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. NexPoint and Mr. Dondero have informed us that they believe the Bankruptcy Trust Lawsuit has no merit and they intend to vigorously defend against the claims. We do not expect that the Bankruptcy Trust Lawsuit will have a material effect on our business, results of operations or financial condition.

COVID-19

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term. In response to the COVID-19 pandemic, in March 2021, Congress finalized the American Rescue Plan, a $1.9 trillion relief bill, which includes an additional $1,400 stimulus payment, approximately $25 billion in rental assistance for low and moderate-income households who have lost jobs during the COVID-19 pandemic, and approximately $5 billion to help struggling renters pay their utility bills. The eviction moratoriums and protections provided by the Coronavirus Aid, Relief, and Economic Security Act have generally expired or are no longer in effect. Since the outbreak, we have provided limited payment plans if certain criteria are met by residents. The duration of a payment plan is determined on a case by case basis, and ultimately the tenant is expected to make rent payments in full over time. As of September 30, 2021, approximately 0.9% of our residents were on a limited payment plan. The Company has not granted any direct rent reductions to residents as of September 30, 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business.

Our Portfolio

Since our formation, we have significantly grown our Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of September 30, 2021 and 2020, the Company, through the OP’s SPEs, indirectly owned an interest in 15,787 and 8,502 homes, respectively, in 16 and 12 states, respectively. As of September 30, 2021 and 2020, the Portfolio had an occupancy of 82.6% and 83.1%, respectively, and a weighted average monthly effective rent of $1,059 and $955, respectively, per occupied home. As of September 30, 2021 and 2020, the occupancy of stabilized homes in our Portfolio was 94.8% and 96.7%, respectively, and the weighted average effective rent of occupied stabilized homes was $1,051 and $979, respectively. As of September 30, 2021 and 2020, 51.1% and 36.3%, respectively, of homes in our Portfolio were excluded from being stabilized under the NRHC definition either because the homes were in rehabilitation or were purchased with tenants in place. The table below provides summary information regarding our Portfolio as of September 30, 2021.

Market	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	2,925	91.1%	$1,104	2,008	96.2%	$1,109
Dayton	2,690	89.3%	1,007	2,197	95.7%	992
Columbus	1,453	93.7%	1,098	1,163	97.2%	1,105
St. Louis	1,626	81.1%	999	535	92.0%	958
Indianapolis	1,163	84.3%	1,081	505	93.7%	1,051
Birmingham	788	78.7%	1,119	36	63.9%	1,153
Columbia	732	84.7%	1,201	57	80.7%	1,242
Kansas City	722	73.8%	1,068	269	90.7%	1,007
Jackson	669	57.4%	1,037	132	90.9%	1,145
Memphis	553	84.1%	891	337	92.3%	912
Augusta	477	70.2%	983	31	77.4%	1,088
Milwaukee	558	80.1%	1,065	183	96.7%	1,186
Pittsburgh	353	62.9%	928	71	100.0%	1,033
Greenville	235	75.7%	1,171	18	72.2%	1,315
Little Rock	239	49.0%	874	71	95.8%	921
Huntsville	156	78.8%	1,140	15	60.0%	1,244
Omaha	178	51.7%	1,162	47	97.9%	1,171
Triad	131	75.6%	1,141	23	82.6%	1,125
Montgomery	127	58.3%	1,024	16	81.3%	1,153
Sub-Total/Average	15,775	82.6%	$1,059	7,714	94.8%	$1,051
Held for Sale	12	n/a	n/a	n/a	n/a	n/a
Total/Average	15,787	82.6%	$1,059	7,714	94.8%	$1,051

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

Property management fees. Property management fees include fees paid to the Manager for managing each property, presented net of fee rebates related to the Manager Cap (see Note 11 to our consolidated financial statements).

Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 11 to our consolidated financial statements).

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, tax preparation fees, Board fees, equity-based compensation expense and corporate payroll.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table sets forth a summary of our operating results for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change
Total revenues	$41,887	$19,908	$21,979
Total expenses	(46,662)	(20,241)	(26,421)
Loss on sales of real estate	(175)	(569)	394
Operating loss	(4,950)	(902)	(4,048)
Casualty gain/(loss), net of insurance proceeds	151	(5)	156
Net loss	(4,799)	(907)	(3,892)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,206	—	2,206
Net loss attributable to redeemable noncontrolling interests in the OP	(823)	(282)	(541)
Net loss attributable to common stockholders	$(6,182)	$(625)	$(5,557)

The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, advisory fees, corporate general and administrative expenses, depreciation and amortization and interest expense, partially offset by an increase in rental income.

Revenues

Rental income. Rental income was $40.8 million for the three months ended September 30, 2021 compared to $19.6 million for the three months ended September 30, 2020, which was an increase of $21.2 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021.

Other income. Other income was $1.1 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended September 30, 2020, which was an increase of $0.7 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Expenses

Property operating expenses. Property operating expenses were $8.3 million for the three months ended September 30, 2021 compared to $4.3 million for the three months ended September 30, 2020, which was an increase of $4.0 million. The increase between the periods was primarily due to our acquisition activity in 2021. For the three months ended September 30, 2021 and 2020, turn costs represented approximately 13% and 17%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $8.2 million for the three months ended September 30, 2021 compared to $4.0 million for the three months ended September 30, 2020, which was an increase of $4.2 million. The increase between the periods was primarily due to our acquisition activity in 2021 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $1.8 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020, which was an increase of $0.3 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021, partially offset by the fee rebate related to the Manager Cap.

Advisory fees. Advisory fees were $2.3 million for the three months ended September 30, 2021 compared to $0.9 million for the three months ended September 30, 2020, which was an increase of $1.4 million. The increase between the periods was primarily due to our equity raising activity in 2021 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.0 million for the three months ended September 30, 2021 compared to $1.1 million for the three months ended September 30, 2020, which was an increase of $0.9 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $1.5 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020, which was an increase of $0.8 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Depreciation and amortization. Depreciation and amortization costs were $14.9 million for the three months ended September 30, 2021 compared to $5.2 million for the three months ended September 30, 2020, which was an increase of $9.7 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Interest expense. Interest expense was $7.8 million for the three months ended September 30, 2021 compared to $2.7 million for the three months ended September 30, 2020, which was an increase of $5.1 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding during 2021. The following table details the various costs included in interest expense for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change
Interest on debt	$5,582	$1,507	$4,075
Interest rate swaps	1,093	1,047	46
Amortization of deferred financing costs	1,077	174	903
Total	$7,752	$2,728	$5,024

Loss on sales of real estate. Loss on sales of real estate was $0.2 million for the three months ended September 30, 2021, and $0.6 million for the three months ended September 30, 2020, which was a decrease of $0.4 million. During the three months ended September 30, 2021, we sold 7 homes and during the three months ended September 30, 2020, we sold 34 homes. The homes sold were generally not part of the Company's expansion strategy but were acquired as a part of portfolio transactions; generally they were immediately categorized as held for sale and were subsequently sold.

Casualty gain/(loss), net of insurance proceeds. Casualty gain, net of insurance proceeds, was $0.2 million for the three months ended September 30, 2021, and casualty loss, net of insurance proceeds, was less than $0.1 million for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table sets forth a summary of our operating results for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change
Total revenues	$112,336	$54,915	$57,421
Total expenses	(118,959)	(56,896)	(62,063)
Loss on sales of real estate	(373)	(724)	351
Operating loss	(6,996)	(2,705)	(4,291)
Casualty gain, net of insurance proceeds	49	108	(59)
Net loss	(6,947)	(2,597)	(4,350)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	6,619	—	6,619
Net loss attributable to redeemable noncontrolling interests in the OP	(1,324)	(838)	(486)
Net loss attributable to common stockholders	$(12,242)	$(1,759)	$(10,483)

The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, advisory fees, corporate general and administrative expenses, property general and administrative expenses, depreciation and amortization and interest expense, partially offset by an increase in rental income.

Revenues

Rental income. Rental income was $110.1 million for the nine months ended September 30, 2021 compared to $53.8 million for the nine months ended September 30, 2020, which was an increase of $56.3 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021.

Other income. Other income was $2.3 million for the nine months ended September 30, 2021 compared to $1.1 million for the nine months ended September 30, 2020, which was an increase of $1.2 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Expenses

Property operating expenses. Property operating expenses were $19.4 million for the nine months ended September 30, 2021 compared to $11.7 million for the nine months ended September 30, 2020, which was an increase of $7.7 million. The increase between the periods was primarily due to our acquisition activity in 2021. For the nine months ended September 30, 2021 and 2020, turn costs represented approximately 14% and 17%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $22.1 million for the nine months ended September 30, 2021 compared to $10.7 million for the nine months ended September 30, 2020, which was an increase of $11.4 million. The increase between the periods was primarily due to our acquisition activity in 2021 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $6.3 million for the nine months ended September 30, 2021 compared to $4.3 million for the nine months ended September 30, 2020, which was an increase of $2.0 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021, partially offset by the fee rebate related to the Manager Cap.

Advisory fees. Advisory fees were $5.6 million for the nine months ended September 30, 2021 compared to $2.3 million for the nine months ended September 30, 2020, which was an increase of $3.3 million. The increase between the periods was primarily due to our equity raising activity in 2021 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $5.3 million for the nine months ended September 30, 2021 compared to $2.8 million for the nine months ended September 30, 2020, which was an increase of $2.5 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $4.2 million for the nine months ended September 30, 2021 compared to $1.8 million for the nine months ended September 30, 2020, which was an increase of $2.4 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Depreciation and amortization. Depreciation and amortization costs were $35.4 million for the nine months ended September 30, 2021 compared to $14.9 million for the nine months ended September 30, 2020, which was an increase of $20.5 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Interest expense. Interest expense was $20.6 million for the nine months ended September 30, 2021 compared to $8.3 million for the nine months ended September 30, 2020, which was an increase of $12.3 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding during 2021. The following table details the various costs included in interest expense for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change
Interest on debt	$14,672	$5,860	$8,812
Interest rate swaps	3,203	1,927	1,276
Amortization of deferred financing costs	2,691	513	2,178
Total	$20,566	$8,300	$12,266

Loss on sales of real estate. Loss on sales of real estate was $0.4 million for the nine months ended September 30, 2021 compared to $0.7 million for the nine months ended September 30, 2020, which was a decrease of $0.3 million. During the nine months ended September 30, 2021, we sold 20 homes and during the nine months ended September 30, 2020, we sold 53 homes. The homes sold were generally not part of the Company’s expansion strategy but were acquired as part of portfolio transactions; generally they were immediately categorized as held for sale and were subsequently sold.

Casualty gain/(loss), net of insurance proceeds. Casualty gain, net of insurance proceeds, was less than $0.1 million for the nine months ended September 30, 2021 compared to casualty gain, net of insurance proceeds, of $0.1 million for the nine months ended September 30, 2020.

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

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles our NOI for the three and nine months ended September 30, 2021 and 2020 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,799)	$(907)	$(6,947)	$(2,597)
Adjustments to reconcile net loss to NOI:
Advisory fees	2,337	853	5,638	2,348
Corporate general and administrative expenses	1,992	1,086	5,310	2,823
Depreciation and amortization	14,881	5,216	35,432	14,906
Interest expense	7,752	2,728	20,566	8,300
Loss on sales of real estate	175	569	373	724
Casualty loss (gain), net of insurance proceeds	(151)	5	(49)	(108)
NOI	$22,187	$9,550	$60,323	$26,396

Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended September 30, 2021 and 2020

There are 4,161 homes in our 2021 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended September 30, 2021 and September 30, 2020 were stabilized by October 1, 2019 and held through September 30, 2021. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Form 10 for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2021 and 2020 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Same Home
Rental income	$12,748	$12,128	$620	5.1%
Other income	27	27	—	0.0%
Same Home revenues	12,775	12,155	620	5.1%
Non-Same Home
Rental income	28,075	7,424	20,651	278.2%
Other income	1,037	329	708	215.2%
Non-Same Home revenues	29,112	7,753	21,359	275.5%
Total revenues	41,887	19,908	21,979	110.4%

Operating expenses
Same Home
Property operating expenses (1)	2,157	2,012	145	7.2%
Real estate taxes and insurance	2,316	2,197	119	5.4%
Property management fees (2)	585	716	(131)	-18.3%
Property general and administrative expenses	14	12	2	16.7%
Same Home operating expenses	5,072	4,937	135	2.7%
Non-Same Home
Property operating expenses	6,125	2,256	3,869	171.5%
Real estate taxes and insurance	5,841	1,764	4,077	231.1%
Property management fees (2)	1,171	758	413	54.5%
Property general and administrative expenses	1,491	643	848	131.9%
Non-Same Home operating expenses	14,628	5,421	9,207	169.8%
Total operating expenses	19,700	10,358	9,342	90.2%

NOI
Same Home	7,703	7,218	485	6.7%
Non-Same Home	14,484	2,332	12,152	521.1%
Total NOI	$22,187	$9,550	$12,637	132.3%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Three Months Ended September 30, 2021 and 2020

As of September 30, 2021, our Same Home properties were approximately 96.0% occupied with a weighted average monthly effective rent per occupied home of $1,042. As of September 30, 2020, our Same Home properties were approximately 97.1% occupied with a weighted average monthly effective rent per occupied home of $986. For our Same Home properties, we recorded the following operating results for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

Revenues

Rental income. Rental income was $12.7 million for the three months ended September 30, 2021 compared to $12.1 million for the three months ended September 30, 2020, which was an increase of approximately $0.6 million, or 5.1%. The increase is related to a 5.7% increase in the weighted average monthly effective rent per occupied home, partially offset by a 1.1% decrease in occupancy.

Other income. Other income remained flat at less than $0.1 million for the three months ended September 30, 2021 and 2020.

Expenses

Property operating expenses. Property operating expenses were $2.2 million for the three months ended September 30, 2021 compared to $2.0 million for the three months ended September 30, 2020, which was an increase of approximately $0.2 million, or 7.2%. The majority of the increase is related to increases in lawn care costs of approximately $0.1 million and HVAC repair costs of approximately $0.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $2.3 million for the three months ended September 30, 2021 compared to $2.2 million for the three months ended September 30, 2020, which was an increase of approximately $0.1 million, or 5.4%. The majority of the increase is related to a $0.1 million, or 6.5%, increase in property taxes.

Property management fees. Property management fees were $0.6 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020, which was a decrease of approximately $0.1 million, or 18.3%. The decrease is related to an approximately $0.1 million increase in the fee rebate related to the Manager Cap.

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the three months ended September 30, 2021 and 2020.

Net Operating Income for Our Same Home and Non-Same Home Properties for the Nine Months Ended September 30, 2021 and 2020

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2021 and 2020 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Same Home
Rental income	$38,012	$35,668	$2,344	6.6%
Other income	78	94	(16)	-17.0%
Same Home revenues	38,090	35,762	2,328	6.5%
Non-Same Home
Rental income	72,059	18,135	53,924	297.3%
Other income	2,187	1,018	1,169	114.8%
Non-Same Home revenues	74,246	19,153	55,093	287.6%
Total revenues	112,336	54,915	57,421	104.6%

Operating expenses
Same Home
Property operating expenses (1)	5,311	5,821	(510)	-8.8%
Real estate taxes and insurance	7,148	6,217	931	15.0%
Property management fees (2)	2,161	2,129	32	1.5%
Property general and administrative expenses	49	42	7	16.7%
Same Home operating expenses	14,669	14,209	460	3.2%
Non-Same Home
Property operating expenses	14,131	5,856	8,275	141.3%
Real estate taxes and insurance	14,947	4,528	10,419	230.1%
Property management fees (2)	4,155	2,141	2,014	94.1%
Property general and administrative expenses	4,111	1,785	2,326	130.3%
Non-Same Home operating expenses	37,344	14,310	23,034	161.0%
Total operating expenses	52,013	28,519	23,494	82.4%

NOI
Same Home	23,421	21,553	1,868	8.7%
Non-Same Home	36,902	4,843	32,059	662.0%
Total NOI	$60,323	$26,396	$33,927	128.5%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Nine Months Ended September 30, 2021 and 2020

As of September 30, 2021, our Same Home properties were approximately 96.0% occupied with a weighted average monthly effective rent per occupied home of $1,042. As of September 30, 2020, our Same Home properties were approximately 97.1% occupied with a weighted average monthly effective rent per occupied home of $986. For our Same Home properties, we recorded the following operating results for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

Revenues

Rental income. Rental income was $38.0 million for the nine months ended September 30, 2021 compared to $35.7 million for the nine months ended September 30, 2020, which was an increase of approximately $2.3 million, or 6.6%. The increase is related to a 5.7% increase in the weighted average monthly effective rent per occupied home, partially offset by a 1.1% decrease in occupancy.

Other income. Other income remained flat at $0.1 million for the nine months ended September 30, 2021 and 2020.

Expenses

Property operating expenses. Property operating expenses were $5.3 million for the nine months ended September 30, 2021 compared to $5.8 million for the nine months ended September 30, 2020, which was a decrease of approximately $0.5 million, or 8.8%. The decrease primarily relates to a $0.5 million, or 9.0%, decrease in repairs and maintenance and turnover costs as a result of higher resident retention during COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance costs were $7.1 million for the nine months ended September 30, 2021 compared to $6.2 million for the nine months ended September 30, 2020, which was an increase of approximately $0.9 million, or 15.0%. The increase is related to a $0.8 million, or 14.9%, increase in property taxes as a result of appreciation in property values of our homes and a $0.1 million, or 15.2% increase in insurance costs.

Property management fees. Property management fees were $2.2 million for the nine months ended September 30, 2021 compared to $2.1 million for the nine months ended September 30, 2020, which was an increase of approximately $0.1 million or 1.5%. The increase is related to a 5.7% increase in the weighted average monthly effective rent per occupied home, partially offset by the fee rebate related to the Manager Cap.

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the nine months ended September 30, 2021 and 2020.

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

The three months ended September 30, 2021 as compared to the three months ended September 30, 2020

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net loss attributable to common stockholders	$(6,182)	$(625)	$(5,557)	889.1%
Net loss attributable to NCI of the OP	(823)	(282)	(541)	191.8%
Depreciation and amortization	14,881	5,216	9,665	185.3%
Loss on sales of real estate	175	569	(394)	-69.2%
FFO	8,051	4,878	3,173	65.0%

FFO per share - basic	$0.39	$0.45	$(0.07)	-14.8%
FFO per share - diluted	$0.38	$0.44	$(0.06)	-13.8%

Casualty loss/(gain), net of insurance proceeds	(151)	5	(156)	-3120.0%
Amortization of deferred financing costs	1,077	174	903	518.9%
Equity-based compensation expense	1,310	823	487	59.2%
Core FFO	10,287	5,880	4,407	74.9%

Core FFO per share - basic	$0.49	$0.55	$(0.05)	-9.7%
Core FFO per share - diluted	$0.48	$0.53	$(0.05)	-8.6%

Recurring capital expenditures	(1,682)	(877)	(805)	91.8%
AFFO	8,605	5,003	3,602	72.0%

AFFO per share - basic	$0.41	$0.47	$(0.05)	-11.3%
AFFO per share - diluted	$0.40	$0.45	$(0.05)	-10.2%

Weighted average shares outstanding - basic	20,849	10,758
Weighted average shares outstanding - diluted	21,365	11,157

Dividends declared per share	$0.5301	$0.5301

FFO Coverage - diluted (1)	0.71x	0.82x
Core FFO Coverage - diluted (1)	0.91x	0.99x
AFFO Coverage - diluted (1)	0.76x	0.85x

(1)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $8.1 million for the three months ended September 30, 2021 compared to $4.9 million for the three months ended September 30, 2020, which was an increase of approximately $3.2 million. The change in our FFO between the periods primarily relates to an increase in rental income of $21.2 million, partially offset by increases in total property operating expenses of $9.3 million, advisory fees of $1.4 million, interest expense of $5.1 million and dividends on and accretion to redemption value of Redeemable Series A preferred stock of $2.2 million. The decreases in FFO per share, Core FFO per share and AFFO per share were primarily related to significantly higher equity raise activity during the period compared to other periods as we issued 5,574,829 Shares during the three months ended September 30, 2021, compared to 2,499,331 Shares issued during the three months ended June 30, 2021, which significantly increased the weighted average shares outstanding for the three months ended September 30, 2021. Additionally, the entirety of the proceeds from these equity issuances were not immediately deployed into acquisitions of cash flow yielding homes within the same period as a portion of the homes purchased during the period went into rehabilitation instead. Therefore, there was a significant increase in the weighted average shares outstanding during the period without a significant and immediate increase in FFO. On a longer time horizon, these irregularities become less accentuated and we expect our results to normalize and comparatively improve on per share basis as a larger amount of the acquired homes become stabilized. See the comparison of our FFO per share, Core FFO per share and AFFO per share for the nine months ended September 30, 2021 and 2020 below.

Core FFO was $10.3 million for the three months ended September 30, 2021 compared to $5.9 million for the three months ended September 30, 2020, which was an increase of approximately $4.4 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in amortization of deferred financing costs of $0.9 million and equity-based compensation expense of $0.5 million.

AFFO was $8.6 million for the three months ended September 30, 2021 compared to $5.0 million for the three months ended September 30, 2020, which was an increase of approximately $3.6 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in recurring capital expenditures of $0.8 million.

The nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net loss attributable to common stockholders	$(12,242)	$(1,759)	$(10,483)	596.0%
Net loss attributable to NCI of the OP	(1,324)	(838)	(486)	58.0%
Depreciation and amortization	35,432	14,906	20,526	137.7%
Loss on sales of real estate	373	724	(351)	-48.5%
FFO	22,239	13,033	9,206	70.6%

FFO per share - basic	$1.30	$1.33	$(0.02)	-1.7%
FFO per share - diluted	$1.27	$1.29	$(0.02)	-1.4%

Casualty gain, net of insurance proceeds	(49)	(108)	59	-54.6%
Amortization of deferred financing costs	2,691	513	2,178	424.6%
Equity-based compensation expense	3,384	1,831	1,553	84.8%
Core FFO	28,265	15,269	12,996	85.1%

Core FFO per share - basic	$1.65	$1.55	$0.10	6.6%
Core FFO per share - diluted	$1.61	$1.51	$0.10	7.0%

Recurring capital expenditures	(3,935)	(2,144)	(1,791)	83.5%
AFFO	24,330	13,125	11,205	85.4%

AFFO per share - basic	$1.42	$1.33	$0.09	6.7%
AFFO per share - diluted	$1.39	$1.29	$0.09	7.1%

Weighted average shares outstanding - basic	17,082	9,836
Weighted average shares outstanding - diluted	17,541	10,136

Dividends declared per share	$1.5903	$1.5903

FFO Coverage - diluted (1)	0.80x	0.81x
Core FFO Coverage - diluted (1)	1.01x	0.95x
AFFO Coverage - diluted (1)	0.87x	0.81x

(1) Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $22.2 million for the nine months ended September 30, 2021 compared to $13.0 million for the nine months ended September 30, 2020, which was an increase of approximately $9.2 million. The change in our FFO between the periods primarily relates to increases in rental income of $56.3 million and other income of $1.2 million, partially offset by increases in total property operating expenses of $23.5 million, advisory fees of $3.3 million, corporate general and administrative expenses of $2.5 million, interest expense of $12.3 million and dividends on and accretion to redemption value of Redeemable Series A preferred stock of $6.6 million.

Core FFO was $28.3 million for the nine months ended September 30, 2021 compared to $15.3 million for the nine months ended September 30, 2020, which was an increase of approximately $13.0 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in amortization of deferred financing costs of $2.2 million and equity-based compensation expense of $1.6 million.

AFFO was $24.3 million for the nine months ended September 30, 2021 compared to $13.1 million for the nine months ended September 30, 2020, which was an increase of approximately $11.2 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in recurring capital expenditures of $1.8 million.

Net Asset Value

The sale price of the Shares sold in the Continuous Offering as well as the sale price of OP Units is equal to the most recent NAV per share in effect at the time a subscription agreement or funds are received, plus applicable fees and commissions. The purchase price at which Shares may be repurchased in accordance with the terms of the Share Repurchase Plan (defined below) is generally based on the most recent NAV per share in effect at the time of repurchase, and Shares or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.

Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street Advisers, LLC (“Green Street”) calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization, determined necessary to recommend NAV to the Pricing Committee of the Board. Based off this recommendation, the Pricing Committee then determines NAV. For a more complete description of the amended Valuation Methodology, see “Item I. Business—Net Asset Value—Amended Valuation Methodology” in the Company’s Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission on April 30, 2021.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, the NAV has been determined as of the end of each month. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90

Fees and Commissions paid to Placement Agents and Dealer Manager

Subject to certain exceptions, investors that purchase Shares through the Continuous Offering will generally pay the Placement Agents in the Continuous Offering placement fees or commissions, in addition to the NAV sales price. For sales through Placement Agents other than Raymond James, the placement fees or commissions will generally be equal to between 1% to 5.5% of gross investor equity, subject to certain breakpoints and various terms of each specific Selling Agreement. A placement fee equal to 3% and an advisory fee equal to 2% of gross proceeds invested, which is also in addition to the NAV sales price, is paid to Raymond James for all Shares sold by Raymond James on behalf of the Company in the Continuous Offering. With the consent of the applicable Placement Agent, some or all of the applicable fees and commissions may be waived. Other Selling Agreements may have specific fees that differ from the Raymond James fees related to selling Shares to their clients. In addition, the Dealer Manager will generally receive a fee of 0.5% on sales in the Continuous Offering through Raymond James and 3% on sales through other Placement Agents, a portion of which may be reallowed to those Placement Agents. Placement Agent compensation is subject to a reasonable carve-out for sales of Shares directly by the Company or for sales to employees of our Adviser, Manager and affiliates thereof. For sales through registered investment advisors (“RIAs”), the Dealer Manager will receive a fee of up to 2% of gross investor equity. With respect to sales through RIAs or Placement Agents other than Raymond James who in each case were first introduced to the Company by Raymond James, Raymond James may receive a participating placement fee equal to 1% of gross investor equity.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. Additionally, as of September 30, 2021, we had significant access to credit through our credit facilities. The JPM Facility has an additional $260.0 million of capacity. Furthermore, subsequent to September 30, 2021, we recast the Warehouse Facility (see Note 13 to our consolidated financial statements) which now has $215.0 million of available capacity.

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

As disclosed in Note 13 to our consolidated financial statements, so far in the fourth quarter of 2021 we have acquired 360 homes for an aggregate purchase price of approximately $36.1 million. In addition, on October 1, 2021, the Company, through the OP, agreed to acquire the Prager Portfolio of approximately 3,000 homes for approximately $361.7 million, for which we expect to use cash on hand, together with debt financing and assumption of certain of the sellers’ debt, to fund the purchase price. For the remainder of 2021, excluding the purchases disclosed previously, we expect to purchase approximately 500 – 800 total homes for consideration of approximately $45 million – $85 million. However, there can be no assurance that we will be able to complete these acquisitions during the remainder of the year on terms that are acceptable to us, or at all.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2021.

Cash Flows

The nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change
Net cash provided by operating activities	$45,175	$30,069	$15,106
Net cash used in investing activities	(808,656)	(140,881)	(667,775)
Net cash provided by financing activities	799,663	103,183	696,480
Change in cash and restricted cash	36,182	(7,629)	43,811
Cash and restricted cash, beginning of period	37,096	17,830	19,266
Cash and restricted cash, end of period	$73,278	$10,201	$63,077

Cash flows from operating activities. During the nine months ended September 30, 2021, net cash provided by operating activities was $45.2 million compared to net cash provided by operating activities of $30.1 million for the nine months ended September 30, 2020. The change in cash flows from operating activities was mainly due to an increase in the Portfolio’s net operating income.

Cash flows from investing activities. During the nine months ended September 30, 2021, net cash used in investing activities was $808.7 million compared to net cash used in investing activities of $140.9 million for the nine months ended September 30, 2020. The change in cash flows from investing activities was mainly due to an increase in acquisitions and capital expenditures.

Cash flows from financing activities. During the nine months ended September 30, 2021, net cash provided by financing activities was $799.7 million compared to net cash provided by financing activities of $103.2 million for the nine months ended September 30, 2020. The change in cash flows from financing activities was mainly due to an increase in proceeds received from notes payable and credit facilities and an increase in proceeds from the issuance of our Shares, which was partially offset by repayments on notes payable and credit facilities during the year.

Debt, Derivatives and Hedging Activity

Debt

As of September 30, 2021, we and our subsidiaries had aggregate debt outstanding to third parties of approximately $754.1 million at a weighted average interest rate of 2.4715% and an adjusted weighted average interest rate of 3.0447%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.4309% for one-month LIBOR based on our combined $320.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $320.0 million of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2021:

		Outstanding Principal as of
	Type	September 30, 2021	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$241,269	1.63%	12/1/2025
Warehouse Facility	Floating	135,000	2.33%	9/20/2022	(2)
JPM Facility	Floating	240,000	2.83%	3/1/2023
MetLife Note	Fixed	125,000	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,444	5.35%	2/1/2028
CoreVest Note	Fixed	2,347	6.12%	1/9/2023
Total Outstanding Principal		$754,060

(1)	Represents the interest rate as of September 30, 2021. Except for fixed rate debt, the interest rate is one-month LIBOR plus an applicable margin. One-month LIBOR as of September 30, 2021 was 0.0803%.

(2)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.

On November 1, 2018, the OP, as guarantor, and some of the SPEs, as borrowers, entered into the $241.4 million Initial Mortgage with KeyBank. The Initial Mortgage is secured by certain properties in the Initial Portfolio and equity pledges of the related SPEs that own those properties and bears interest at a variable rate equal to one-month LIBOR plus 1.55%. The Initial Mortgage is interest-only for the first 48 months of the term and principal amortizes at a rate of 30 years over the last 36 months of the term. The Initial Mortgage matures and is due in full on December 1, 2025. During the third quarter of 2021, the OP sold 3 homes previously encumbered by the Initial Mortgage, which resulted in an approximately $0.1 million reduction of principal.

On September 20, 2019, the OP, as guarantor, and VB One, LLC, as borrower, entered into the Warehouse Facility. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC and bears interest at a variable rate equal to one-month LIBOR plus 2.25%. The Warehouse Facility is a full-term, interest-only facility with an initial 36-month term, has one 12-month extension option, and the Company has the right to request an increase in the facility amount of up to $250.0 million. As of September 30, 2021, the Warehouse Facility had a commitment amount of $135.0 million that was fully drawn.

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

On October 7, 2020, the Company issued 2,440,000 shares of our Series A Preferred Stock at a price of $25.00 per share, for gross proceeds of $61.0 million before deducting offering costs of approximately $2.3 million. These proceeds were in turn used to purchase OP Preferred Units. The OP used $50.0 million of those net proceeds to partially pay down the Warehouse Facility. On January 13, 2021, the OP drew $50.0 million under the Warehouse Facility. The proceeds were used to fund a portion of the purchase price of the Conrex I Acquisition. On March 8, 2021, the OP paid down $35.0 million under the Warehouse Facility. On May 7, 2021, the OP drew an additional $35.0 million under the Warehouse Facility. As of September 30, 2021, the outstanding balance of the Warehouse Facility was $135.0 million.

On December 28, 2020, in connection with the acquisition of a 161-home portfolio, the OP provided a non-recourse carveout guaranty related to the approximately $9.2 million Colony Note assumed by a subsidiary of the OP as a result of the OP’s acquisition of SMP Homes 3B, LLC. On July 27, 2021, the OP repaid the full balance of the Colony Note, which extinguished the Colony Note.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 1, 2021, in conjunction with the acquisition of the Conrex II Portfolio, the Company drew $320.0 million on the JPM Facility. On July 21, 2021, the OP repaid $30.0 million on the JPM Facility. On August 20, 2021, the OP repaid $30.0 million on the JPM Facility. On September 28, 2021, the OP repaid $20.0 million on the JPM Facility. As of September 30, 2021, the outstanding balance of the JPM Facility was $240.0 million and had $260.0 million of available capacity.

As of September 30, 2021, the Company was in compliance with the debt covenants in each of its debt agreements.

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

Interest Rate Swap Agreements

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 5 interest rate swap transactions with KeyBank with a combined notional amount of $320.0 million. As of September 30, 2021, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $320.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.43%. As of September 30, 2021, interest rate swap agreements effectively covered $320.0 million, or 52%, of our $616.3 million of floating rate debt outstanding. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.43%, on a weighted average basis, on the notional amounts, while KeyBank is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.

The interest rate cap agreement has a term of three years, covering the outstanding principal amount of the Initial Mortgage which was required by the lender. Under the interest rate cap agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. As of September 30, 2021, interest rate cap agreements covered $241.4 million of our $616.3 million of floating rate debt outstanding. The interest rate cap agreement effectively caps one-month LIBOR on $241.4 million of our floating rate mortgage debt at 6.60%.

Reference Rate Reform

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that one-month LIBOR will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. This announcement has several implications, including setting the spread that may be used to convert the index rates in our debt and hedging contracts from LIBOR to an alternative rate, such as the Secured Overnight Financing Rate (“SOFR”). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

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

The Company has contracts that are indexed to one-month LIBOR and it is monitoring and evaluating the related risks, which include interest on loans and amounts received/paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur. Transitions and alternative rates are likely to vary by contract. The value of loans, securities, or derivative instruments tied to one-month LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if one-month LIBOR is unrepresentative or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition or upon which alternative rate is appropriate. As of September 30, 2021, the Company has not received any LIBOR transition notices under its loan agreements.

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

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities would be managed through a taxable REIT subsidiary (“TRS”) and would be subject to applicable U.S. federal, state, and local income and margin taxes. We did not have a TRS as of September 30, 2021, September 30, 2020, December 31, 2020 and December 31, 2019. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2021. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2020, 2019 and 2018 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of recently issued accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report.

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 6 to our consolidated financial statements), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2020 and 2019 or the three and nine months ended September 30, 2021 and 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Interim President and Chief Financial Officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Interim President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of the Form 10.

The Chapter 11 bankruptcy filing by Highland may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of NexPoint, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, NexPoint is no longer under common control with Highland. On February 8, 2021, the Bankruptcy Court announced its intent to confirm Highlands’s Fifth Amended Plan of Reorganization. On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a trust set up in connection with the Highland Bankruptcy. The Bankruptcy Trust Lawsuit makes claims against a number of entities, including NexPoint and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. While neither NexPoint nor our Adviser were parties to the bankruptcy filing, the Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, these proceedings could expose NexPoint, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose NexPoint, our Adviser and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations, including through the Bankruptcy Trust Lawsuit.

Further, under the Fifth Amended Plan of Reorganization, Highland was expected to continue to provide certain back office and administrative services, including services under a Shared Services Agreement to NexPoint. Under this Agreement, our Adviser would have been able to utilize employees from Highland in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. However, under the Fifth Amended Plan of Reorganization and subsequent agreements between Highland and NexPoint, the Shared Services Agreement with NexPoint terminated on February 19, 2021. NexPoint and our Adviser expect to be able to provide or outsource the services it was receiving under the Shared Services Agreement with Highland. However, there can be no assurances that NexPoint and our Adviser will be able to provide the same level of services or upon the same terms that they received under the Shares Services Agreement. Further, any delays in obtaining these services could have an adverse effect on our business, financial condition, and results of operation.

The Highland Bankruptcy could create potential conflicts of interest.

Our Adviser and/or its general partner, limited partners, officers, affiliates and employees provide investment advice to other parties and manage other accounts and private investment vehicles similar to the Company. Our Adviser has historically been affiliated through common control with Highland, an SEC-registered investment advisor that filed for Chapter 11 bankruptcy protection on October 16, 2019. On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, NexPoint and our Adviser are no longer under common control with Highland or a related person of Highland. Mr. Dondero is the beneficial owner of our Adviser. Under the Fifth Amended Plan of Reorganization, Highland terminated the Shared Services Agreement with NexPoint. However, NexPoint and our Adviser have been able to continue to receive these services through a transfer of personnel, equipment and facilities from Highland either to NexPoint or to a third-party service provider. Employees of a third-party service provider that provides services to Highland and NexPoint or our Adviser could face conflicts arising from, for example, Highland and NexPoint or our Adviser acting separately with respect to investment determinations on assets commonly held by clients respectively of Highland and NexPoint or our Adviser, although any such persons will not have sole investment discretion with respect to any determinations made by NexPoint or our Adviser for its clients.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Shares

Other than as previously disclosed in Current Reports on Form 8-K, there were no unregistered sales of equity securities during the period covered by this report. Such equity securities were issued to accredited investors in reliance upon the exemptions from registration under the Securities Act, provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.

Repurchase of Shares

The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the most recent NAV per share in effect, which will generally be equal to our prior quarter’s or month’s NAV per share. The Share Repurchase Plan began on November 1, 2019 and was disclosed in connection with the filing the Form 10 on April 30, 2021. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see “Item 11. Description of Registrant’s Securities to be Registered—Share Repurchase Plan” in the Form 10. The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	23,920	46.19	23,920	61,167
Total	23,920	$46.19	23,920	$61,167

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1

Second Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, L.P., dated September 7, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K, filed by the Company on September 9, 2021).

31.1*	Certification of Interim President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Interim President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VineBrook Homes Trust, Inc.

Signature	Title	Date

/s/ Brian Mitts		November 5, 2021
Brian Mitts	Interim President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)