Form 10-K
period 2021-12-31
VINEBROOK HOMES TRUST, INC.
filed 2022-02-23
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-56274

VINEBROOK HOMES TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-1268857
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 276-6300

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Class A Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2021 was approximately $562.0 million.

As of February 18, 2022, the registrant had 23,343,254 shares of its Class A Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location	Phoenix, Arizona, United States

VineBrook Homes Trust, Inc.

Form 10-K

Year Ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form 10-K”) of VineBrook Homes Trust, Inc. (“VineBrook,” the “Company,” “we,” “us,” or “our”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-K are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	risks associated with the COVID-19 pandemic, including unpredictable variants and future outbreak of other highly infectious or contagious diseases;

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

•	risks associated with the Manager’s ability to terminate the Management Agreements (as defined below);

•	loss of key personnel of our Adviser and our Manager;

•	risks associated with the fluctuation in the net asset value (“NAV”) per share amounts;

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

•	risks related to governmental laws, regulations and rules applicable to our properties or that may be passed in the future;

•	risks relating to the timing and costs of the renovation of properties which has the potential to adversely affect our operating results and ability to make distributions;

•	risks related to our ability to change our major policies, operations and targeted investments without stockholder consent;

•	risks related to climate change and natural disasters;

•	risks related to failure to maintain our status as a real estate investment trust (“REIT”);

•	risks related to failure of our OP (defined below) to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;

•

risks related to compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	the risk that the Internal Revenue Service (“IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;

•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;

•	risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the “Code”) for REITs and the stock ownership limit imposed by our charter;

•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;

•	risks associated with purchasing single-family rental (“SFR”) properties through the foreclosure auction process;

•	damage associated with SFR properties sold through short sales or foreclosure sales may require extensive renovation;

•	risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and

•	any of the other risks included under the heading “Risk Factors” in this annual report.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

iii

PART I

ITEM 1. BUSINESS

General

VineBrook Homes Trust, Inc. was formed on July 16, 2018 as a Maryland corporation, and elected to be taxed as a real estate investment trust (“REIT”) beginning with its taxable year ended December 31, 2018. We are focused on acquiring, developing, renovating, leasing and operating single-family rental (“SFR”) properties primarily located in the midwestern, heartland and southern U.S. markets. Substantially all of our assets are owned by, and our operations are conducted through, our operating partnership, VineBrook Homes Operating Partnership, L.P. (our “OP”). This structure is referred to as an Umbrella Partnership REIT or “UPREIT” structure. We own the majority of the issued and outstanding limited partnership interests of our OP. As of December 31, 2021, we, through our OP, owned and operated a portfolio of over 16,500 SFR assets located in 16 states (our “Portfolio”).

We are externally managed by our adviser, NexPoint Real Estate Advisors V, L.P. (our “Adviser”), through an amended and restated advisory agreement, dated May 4, 2020, between our Adviser and us (as amended from time to time, the “Advisory Agreement”), subject to the authority of our board of directors (our “Board”) over the management of the Company. Our Adviser’s responsibilities include, among other duties, recommending distributions to our Board, preparing our quarterly and annual consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), managing our annual audit, developing and maintaining appropriate internal accounting controls, maintaining our REIT status, recommending to the pricing committee of our board of directors our net asset value (“NAV”), processing purchases and redemptions of shares of our common stock, preparing public filings, preparing our tax filings, raising capital for us and procuring debt financing. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Advisory Agreement” for additional information regarding the terms of the Advisory Agreement. Additionally, certain employees of our Adviser serve as some of our directors and executive officers. For additional information regarding our Adviser’s key employees, see Item 10. “Directors, Executive Officers and Corporate Governance—Our Adviser—Key Employees of Our Adviser.

Our Portfolio is managed by VineBrook Homes, LLC (our “Manager”), pursuant to the terms of management agreements (as amended from time to time, the “Management Agreements”) among our Manager and various wholly owned subsidiaries of our OP that own the SFR properties and the amended and restated side letter, dated July 31, 2020, among our Manager, our OP and other parties thereto (as amended from time to time, the “Side Letter”). From time to time, our Manager may enter into one or more additional management agreements with other wholly owned subsidiaries of our OP in connection with future acquisitions of SFR properties on the same terms as the Management Agreements. The Management Agreements and any future management agreements are collectively referred to herein as the “Management Agreements.” See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Management Agreements and Side Letter” for additional information regarding the terms of the Management Agreements.

Our Manager is responsible for the day-to-day management of the properties, renovating the homes, leasing the properties, managing tenant situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. In addition, subject to the limitations set forth in our OP’s Second Amended and Restated Agreement of Limited Partnership (as amended from time to time, the “OP LPA”) and oversight from our OP’s investment committee (the “Investment Committee”), our Manager is primarily responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties.

The Formation Transaction

On July 18, 2018, our OP and its subsidiaries executed definitive agreements (the “Purchase Agreements”) to acquire the Initial Portfolio (defined below) through a series of restructurings and acquisitions of SFR properties from numerous partnerships and limited liability companies (such partnerships and limited liability companies are collectively referred to herein as the “VineBrook Companies,” and such acquisitions and related transactions are referred to herein as the “Formation Transaction”). The Formation Transaction closed on November 1, 2018, at which time we, through our OP, acquired the equity interest in six special purpose entities (“SPEs”), which collectively owned approximately 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”) for a total purchase price of $330.2 million, including closing and financing costs of approximately $6.0 million. In connection with the Formation Transaction, NexPoint Real Estate Opportunities, LLC (“NREO”), an affiliate of NexPoint Advisors, L.P. (“NexPoint”), contributed an SPE which owned a portfolio of SFR properties located in Cincinnati included in the Initial Portfolio and cash in exchange for approximately $70.7 million in Class A units of our OP.

Because we acquired substantially all of the VineBrook Companies’ assets and liabilities by purchasing (via a combination of cash and the issuance OP Units) all general partnership interests, limited partnership interests and equity interests of the VineBrook Companies in connection with the Formation Transaction, we consider the VineBrook Companies on a consolidated basis to be our predecessor.

2021 Highlights

Key highlights and transactions completed in 2021 include the following:

●

Acquisitions: During the year ended December 31, 2021, the Company, through the OP, acquired 7,639 homes, inclusive of four bulk acquisitions along with non-bulk acquisitions. Details of our 2021 acquisitions are in the table below (dollars in thousands):

Acquisition Name	Date of Acquisition	Purchase Price	# of Homes	Effective Ownership
Conrex I Portfolio	January 22, 2021	$228,001	1,725	100%
Conrex II Portfolio	March 1, 2021	282,894	2,170	100%
Don Wright Portfolio	April 22, 2021	10,169	100	100%
Ovation Portfolio	May 12, 2021 and July 13, 2021	36,238	279	100%
Non-bulk acquisitions	Various	322,561	3,365	100%
Total		$879,863	7,639

Additional information on significant acquisitions completed during the year is summarized below.

Conrex Acquisitions

On January 22, 2021, we, through our OP, acquired a portfolio of 1,725 SFR properties from an unaffiliated third-party for $228.0 million (the “Conrex I Acquisition”). In addition to the $228.0 million purchase price, in connection with the Conrex I Acquisition, we paid an approximately $2.5 million acquisition fee to the Manager which was capitalized as a transaction cost. The Conrex I Acquisition expanded our footprint to seven additional markets in Alabama, Georgia, North Carolina and South Carolina. The Conrex I Acquisition was contemplated as one transaction and consisted of a portfolio acquisition and a simultaneous bulk disposition of approximately 8.5% of the homes in the portfolio for approximately $28 million to BSFR I Owner, L.P., an affiliate of the sellers (“BSFR I Owner”). The Company’s acquisition of the portfolio was not contingent on the simultaneous disposition but the disposition was contingent upon the Company’s acquisition. The purchase and bulk disposition was simultaneous, resulted in no GAAP gain or loss and references herein to the portfolio acquired in the Conrex I Acquisition refer only to homes actually acquired (i.e., net of the simultaneous disposition).

On March 1, 2021, we, through our OP, acquired a portfolio of 2,170 SFR properties from an unaffiliated third-party for $282.9 million (the “Conrex II Acquisition”). In addition to the $282.9 million purchase price, in connection with the Conrex II Acquisition, we paid an approximately $3.0 million acquisition fee to the Manager which was capitalized as a transaction cost. The Conrex II Acquisition further expanded our presence in the midwest, heartland and southeast U.S. markets. The Conrex II Acquisition was contemplated as one transaction and consisted of a portfolio acquisition and a simultaneous bulk disposition of approximately 4.0% of the homes in the portfolio for approximately $16.6 million to BSFR I Owner. The Company’s acquisition of the portfolio was not contingent on the simultaneous disposition but the disposition was contingent upon the Company’s acquisition. The purchase and bulk disposition was simultaneous, resulted in no GAAP gain or loss and references herein to the portfolio acquired in the Conrex II Acquisition refer only to homes actually acquired (i.e., net of the simultaneous disposition).

The portfolio acquired in the Conrex I Acquisition had an occupancy rate of 96.5% and weighted average monthly effective rent per occupied home of $1,167 as of January 22, 2021. The portfolio acquired in the Conrex II Acquisition had an occupancy rate of 89.2% and weighted average monthly effective rent per occupied home of $1,158 as of March 1, 2021. At the time of the acquisition, 93% of the homes we acquired in the Conrex I Acquisition and the Conrex II Acquisition had in place leases and 99.6% of homes were generally in good condition with 99.6% being recently renovated and had minimal deferred maintenance.

The following table provides a summary of the number of homes, occupancy rate and average rent on a market basis of the 1,725 homes we acquired in the Conrex I Acquisition as of January 22, 2021:

Market	# of Homes	Occupancy	Average Effective Rent
Birmingham	309	91.6%	$1,104
Columbia	379	97.6%	1,211
Indianapolis	276	98.2%	1,196
Augusta	182	96.2%	994
Cincinnati	117	98.3%	1,270
Dayton	64	98.4%	1,221
Greenville	138	99.3%	1,228
Kansas City	130	94.6%	1,164
Triad	52	98.1%	1,159
Columbus	65	96.9%	1,214
Huntsville	13	100.0%	1,024
Total/Average	1,725	96.5%	$1,167

The following table provides a summary of the number of homes, occupancy rate and average rent on a market basis of the 2,170 homes we acquired in the Conrex II Acquisition as of March 1, 2021:

Market	# of Homes	Occupancy	Average Effective Rent
Birmingham	438	86.3%	$1,104
Columbia	305	88.5%	1,191
Indianapolis	217	90.3%	1,151
Augusta	186	91.4%	990
Cincinnati	252	96.4%	1,271
Dayton	125	95.2%	1,244
Greenville	46	87.0%	1,228
Kansas City	164	82.9%	1,201
Triad	35	80.0%	1,191
Columbus	81	91.4%	1,196
Huntsville	121	95.0%	1,074
St. Louis	31	80.6%	1,188
Montgomery	61	85.2%	1,061
Jackson	108	82.4%	1,220
Total/Average	2,170	89.2%	$1,158

●	Dispositions: During the year ended December 31, 2021, the Company, through the OP, disposed of 30 homes. Loss on sales of real estate was $0.2 million for the year ended December 31, 2021.

●

Renovations: For the properties in our Portfolio, as of December 31, 2021, we completed full and partial renovations on 4,978 homes at an average cost of $28,217 per renovated home. Since inception, for the properties in our Portfolio as of December 31, 2021, we have completed full and partial renovations on 7,108 homes at an average cost of $28,579 per renovated home that has been leased as of December 31, 2021. We have achieved average rent growth of 8.5%, or an $84 average monthly rental increase per home, on all homes renovated and leased as of December 31, 2021.

●

Dividends: We declared dividends totaling approximately $33.4 million, or $2.1204 per share, during the year ended December 31, 2021. Our annual dividend equates to a 3.9% yield based on our NAV per share of $54.14 as of December 31, 2021.

●

Results of Operations and Non-GAAP Measures: We reported the following net income/(loss), net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) (dollars in thousands):

		For the Year Ended December 31,			2021 to 2020			2021 to 2019
		2021	2020	2019	$ Change		% Change	$ Change		% Change
Net income/(loss)		$61	$(1,665)	$(1,642)	$1,726	(1)	-104%	$1,703	(2)	-104%
NOI	(3)	89,359	37,916	27,398	51,443		136%	61,961		226%
FFO	(3)	40,000	18,660	14,483	21,340		114%	25,517		176%
Core FFO	(3)	48,422	21,734	15,173	26,688		123%	33,249		219%
AFFO	(3)	42,349	18,890	12,861	23,459		124%	29,488		229%

(1) - The change in our net income/(loss) between the periods primarily relates to increases in rental income, partially offset by increases in property operating expenses, real estate taxes and insurance costs, advisory fees, corporate general and administrative expenses, property general and administrative expenses, depreciation and amortization and interest expense.

(2) - The change in our net income/(loss) between the periods primarily relates to increases in rental income and other income, partially offset by increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, corporate general and administrative expenses, property general and administrative expenses, depreciation and amortization, and interest expense.

(3) - See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above, including reconciliations to net income/(loss).

●

Same Home Growth: There are 4,158 homes in our same home pool for the years ended December 31, 2021 and 2020 (our “2020-2021 Same Home properties”). See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the determination of homes included in 2020-2021 Same Home properties. For our 2020-2021 Same Home properties, we recorded the following operating metrics for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

	For the Year Ended December 31,		2021 to 2020
Operating Metric	2021	2020	% Change
Occupancy (1)	97.0%	97.7%	-0.7%
Average Effective Monthly Rent Per Occupied Home (2)	$1,052	$995	5.7%
Rental income (in thousands)	$50,860	$47,887	6.2%
Other income (in thousands)	$102	$119	-14.3%
NOI (in thousands)	$31,854	$28,681	11.1%

(1) - Occupancy is calculated as the number of homes occupied as of December 31 for the respective year, divided by the total number of homes, expressed as a percentage.

(2) - Average effective monthly rent per occupied home is equal to the average of the contractual monthly rent for occupied homes as of December 31 for the respective year.

●

Cash Position and Capital Resources: At December 31, 2021, we had $75.0 million of cash on our balance sheet, of which $54.1 million was unrestricted. Additionally, as of December 31, 2021, we had significant access to credit through our credit facilities. As of December 31, 2021, the JPM Facility (defined below) had an additional $260.0 million in capacity, furthermore, in November 2021 the Company recast its Warehouse Facility (defined below), which was further amended in December 2021, and as of December 31, 2021 had $305.0 million in available capacity. Additionally, the Company’s Private Offering (as defined below) continues to be a significant source of capital. During the year ended December 31, 2021, we sold over $525 million in the Private Offering. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, as well as sufficient access to capital to meet our near-term obligations, service our debt, pay distributions and make opportunistic acquisitions.

●	COVID-19: For information on the effects COVID-19 pandemic had on our business, see Item 1A. “Risk Factors” included in this annual report.

Prager Portfolio Acquisition

On February 8, 2022, the Company, through the OP, acquired a portfolio of approximately 3,000 homes (the “Prager Portfolio”) for approximately $354.2 million, excluding various closing costs. The OP used various debt financing to fund the purchase. Please see the table below for information about the Prager Portfolio:

Market	State	# of Homes	Occupancy	Average Effective Rent
Memphis	TN, MS	741	77.2%	$1,082
Atlanta	GA	739	91.2%	1,482
Saint Louis	MO	308	68.2%	1,060
Pensacola	FL	300	97.7%	1,287
Raeford	NC	250	95.6%	1,105
Kansas City	MO	230	87.4%	1,090
Portales	NM	150	84.7%	1,070
Augusta/Aiken	GA, SC	67	85.1%	962
Jacksonville	FL	53	98.1%	1,043
Total/Average		2,838	85.4%	$1,215

Our Adviser

Our Adviser is an affiliate of NexPoint Real Estate Advisors, L.P. (“NREA”), which is wholly owned by NexPoint. NREA was formed to manage real estate investments for NexPoint managed companies, funds and accounts. The NREA real estate team is led by Matt McGraner and Brian Mitts. Pursuant to the Advisory Agreement, our Adviser manages our business operations, subject to the authority of our Board. Additionally, certain employees of our Adviser serve on our Board, as our officers and on the Investment Committee. The Investment Committee was established pursuant to the terms of the OP LPA and is responsible for making decisions and approvals with respect to asset acquisitions and asset dispositions that exceed a pre-determined amount. The Investment Committee is comprised of three individuals, one appointed by our Adviser and two appointed by our Manager (so long as any Management Agreement remains in place). Currently, Matt McGraner, Dana Sprong and Ryan McGarry are members of the Investment Committee. In accordance with the OP LPA, the Investment Committee has delegated authority to the Manager to acquire or dispose of a limited number of homes. Acquisitions must satisfy the approved guidelines set forth in the Management Agreements, which may be updated from time to time.

For additional information regarding the Adviser’s key employees, see Item 10. “Directors, Executive Officers and Corporate Governance—Our Adviser—Key Employees of Our Adviser.”

Our Manager

As part of the acquisition of the Initial Portfolio, the entity that managed the SFR properties owned by our predecessor since its inception in 2007 (the “Historical VineBrook Manager”) was not acquired. Instead, the beneficial owners of the Historical VineBrook Manager, which include Dana Sprong, Ryan McGarry, Dan Bathon and Tom Silvia (collectively, the “VineBrook Executives”) formed our Manager for the purpose of managing our Portfolio as an external manager.

Our Manager is led by Dana Sprong, Ryan McGarry, and Graham Strong and has a team of more than 450 professionals with experience in real estate investment, property management operations, construction management and comprehensive financial and metric-focused reporting. The VineBrook Executives have operated in the workforce SFR market since the inception of the VineBrook Companies in 2007, participating in several large acquisitions and financing transactions, demonstrating the ability to identify consolidation and growth opportunities and to subsequently integrate new properties into an existing portfolio. Pursuant to the Management Agreements, our Manager is generally the sole and exclusive manager for our properties (subject to the terms of the Management Agreements), responsible for managing, coordinating and supervising the ordinary and usual business and affairs pertaining to the renovation, operation, maintenance, leasing, and management of properties in an efficient manner satisfactory to us and in compliance with the Management Agreements. In addition, our Manager is primarily responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties, subject to oversight from the Investment Committee and the terms of the OP LPA. Additionally, certain employees of the Manager serve on our Board, as our officers and on the Investment Committee. From time to time, we may use an unaffiliated third party manager for limited periods to, for example, provide management while our Manager sets up an operations team in a market or to manage homes we acquired as part of a larger portfolio acquisition but plan to sell.

For additional information regarding our Manager’s key employees, see Item 10. “Directors, Executive Officers and Corporate Governance—Our Manager—Key Employees of Our Manager.”

Under the terms of the Side Letter, at any time, we and our OP have the right and option (but not the obligation) to purchase all of the equity interests of our Manager, at a price calculated by a formula specified in the Side Letter (the “Call Right”). The purpose of the Call Right is to provide us, our OP, and our and its respective permitted successors and assigns with the ability to perform the responsibilities and obligations of our Manager under the Management Agreements. In addition, the equity interests of our Manager may not be transferred (directly or indirectly), or additional equity interests issued, without the consent of us and our OP, which may be withheld in our discretion.

Our Ownership and Operation Structure

The following chart shows our current ownership structure and our relationship with our Adviser and our Manager.

VineBrook REIT Structure Chart

Public Holders
NREA V, LP (the Adviser)
Advisory Agreement
VineBrook Homes Trust, Inc. (the Company)
Rollover and Other Interests (1)
NexPoint Affiliated Funds
VineBrook Homes GP, LLC
83.7% LP Interest (2)
3.2% LP Interest (2)
13.1% LP Interest (2)
100% GP Interest
VineBrook Homes Operating Partnership, L.P. (the OP)
VB TRS, LLC
Holding Companies
SMP Homes 3A LLC
SMP Homes 5A LLC
VineBrook Homes AP, LLC
VB OP Holdings LLC
VB GP LLC (3)
VB Five, LLC
VB Two Equity, LLC
Special Purpose Entities
(4)
(4)
SMP Homes 3B, LLC
SMP Homes 5B, LLC
VB One, LLC
NREA VB I through VII (LLC entities)
VB Three, LLC
True FM2017-1, LLC
VB Two, LLC
(4)
(4)
VB Four, LLC
VineBrook Homes, LLC (the Manager)
Manager
Portfolio Properties

(1)	Also includes holdings of certain Company insiders.
(2)	Percentages represent economic interests in the OP as of December 31, 2021. For additional details regarding the classes of OP Units, see “—Our Operating Partnership” below.
(3)

VB GP LLC is the general partner for entities that are limited partnerships and subsidiaries of VB OP Holdings, LLC. VB OP Holdings LLC holds all of the limited partner interests for these limited partnerships.

(4)	One or more wholly owned intermediary entities are not displayed.

Our Operating Partnership

Management. Pursuant to the OP LPA, management of the business and affairs of the OP is exclusively vested in the general partner of the OP (the “OP GP”), subject to certain oversight rights delegated to the Board. The OP LPA provides for an Investment Committee to be responsible for making decisions and approvals with respect to asset acquisitions and asset dispositions that exceed a predetermined amount. The Investment Committee is comprised of three individuals, one appointed by our Adviser and two appointed by the Manager (so long as any Management Agreements remain in place). Currently, Matt McGraner, Dana Sprong and Ryan McGarry are members of the Investment Committee. The Investment Committee has delegated authority to the Manager to acquire or dispose of a limited number of homes. The Manager is required to get Investment Committee approval for (i) any purchases that are (a) more than 50 homes in a single transaction, (b) where the purchase price is $5 million or more or (c) that relates to an investment in a geographic market where the OP owns and operates less than 25 properties and (ii) any dispositions that are (x) 20 homes or more or (y) where the estimated disposition price is $2 million or more.

Ownership Interests and Related Rights. As of December 31, 2021, there were three classes of common limited partnership units of the OP outstanding (collectively, “OP Units”): Class A, Class B and Class C. As of December 31, 2021, there were a combined 22,300,100 Class A, Class B and Class C OP Units, of which 18,673,164 Class A OP Units, or 83.7% of total outstanding OP Units, were owned by the Company, 2,691,330 Class B OP Units, or 12.1% of total outstanding OP Units, were owned by NREO, 86,595 Class C OP Units, or 0.4% of total outstanding OP Units, were owned by NRESF REIT Sub, LLC (“NRESF”), 136,656 Class C OP Units, or 0.6% of total outstanding OP Units, were owned by GAF REIT, LLC (“GAF REIT”) and 712,355 Class C OP Units, or 3.2% of total outstanding OP Units, were owned by limited partners that were sellers in our formation transaction (and in certain instances affiliated with the equity holders of the Manager) or other Company insiders. NREO, NRESF and GAF REIT are affiliates of our Adviser. The OP LPA generally provides that Class A OP Units and Class B OP Units will each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP (the “Partnership Board”), and that the Class C OP Units will have no voting power. Where greater than 50.0% of the voting power of the OP Units is required pursuant to the OP LPA, the voting power of both the Class A OP Units and Class B OP Units, which each have 50.0% of the voting power, is required. If the Class A OP Unit holders and the Class B OP Unit holders do not agree on an action that requires a majority of the voting power it will result in the proposed action not being taken. Each Class A, Class B and Class C OP Unit otherwise represents the same economic interest in the OP.

Partnership Board. Brian Mitts, our Interim President, Chief Financial Officer, Assistant Secretary and Treasurer, is the sole director of the Partnership Board. The removal and election of directors to the Partnership Board requires the vote or consent of the holders of a majority of the voting power of the OP Units. As of December 31, 2021, the Company had 50.0% of the voting power and an 84.3% economic interest in the OP and NREO had 50.0% of the voting power and an 11.7% economic interest in the OP. As a result, the makeup of the Partnership Board will be determined by the mutual consent of the Company and NREO, an affiliate of our Adviser. Mr. Dondero, who was previously a director and the Chief Executive Officer and President of the Company, continues to be affiliated with our Adviser as he is the sole member of the general partner of NexPoint, the ultimate parent of our Adviser. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to the OP Units beneficially owned by NexPoint which includes the units held by NREO. The OP LPA also provides that the size of the Partnership Board may be increased by the affirmative vote or consent of holders of the majority of the voting power of the OP Units. The Partnership Board has exclusive authority to select, remove and replace the OP GP at any time and no other authority.

Term. The OP shall continue until dissolved pursuant to the terms of the OP LPA or by operation of law.

Issuances. The OP GP, following direction and approval of our Board, may create new classes of limited partnership units with such designations, preferences, rights, powers and duties as the OP GP determines, issue additional OP Units or limited partnerships units of new or existing classes on the terms that the OP GP deems appropriate to the Company, existing limited partners or other persons, and admit other persons as limited partners of the OP.

Preferred Units. The OP has a class of 6.50% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”) which have terms substantially similar to the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”).

Transfer Restrictions. The transfer of OP Units is generally not permitted without the consent of our Board, subject to limited exceptions, including transfers to an affiliate (as defined in the OP LPA). In addition, transfers of Class A OP Units or Class B OP Units to persons other than holders of the same will cause such units to convert to Class C OP Units, and transfer of Class C OP Units to persons holding Class A OP Units or Class B OP Units will, in the discretion of the OP GP following direction and approval of our Board, convert to either Class A or Class B, whichever class of which the person holds the larger number of OP Units.

Amendments. Amendments to the OP LPA may be made following approval by the OP GP and our Board, subject to additional approval by one or more limited partners if the amendments would, among other things, materially and adversely effect some of their rights.

Distributions. The OP will make cash distributions at least quarterly in accordance with the respective percentage interests of the limited partners. Upon liquidation, after payment of or adequate provision for debts and obligations, it is anticipated that the remaining assets will be distributed in accordance with the limited partners’ respective capital account balances.

Allocations. Subject to certain special allocations set forth in the OP LPA, net income of our OP for each fiscal year will be allocated among the partners (a) first to the OP GP until the cumulative net income allocated to the OP GP equals the cumulative net loss allocated to the OP GP, (b) next to the holders of Series A Preferred Units until the cumulative net income to such holders equals the cumulative net loss allocated to such holders (pro rata in accordance with the excess of such net loss over such net income for each such holder), (c) next to holders of common units and units issued pursuant to a long-term incentive plan (“LTIP Units”) until the cumulative net income allocated to such holders equals the cumulative net loss allocated to such holders, (d) next to the holders of Series A Preferred Units, pro rata in accordance with their respective percentage interests in the Series A Preferred Units, until the cumulative net income allocated to such holders is equal to the excess of (x) the cumulative amount of distributions such holders have received with respect to the Series A Preferred Units (other than distributions of the base liquidation preference) for all fiscal years of the OP or other applicable periods or to the date of redemption, to extent such Series A Preferred Units are redeemed during such period, over (y) the cumulative net income allocated to such holders with respect to the Series A Preferred Units for all prior fiscal years of the OP or other applicable periods, and (e) next to holders of OP Units and LTIP Units on a pro rata basis in accordance with their respective ownership interests. Subject to special allocations set forth in the OP LPA, net loss of our OP for each fiscal year will be allocated among the partners (x) first to holders of OP Units and LTIP Units with positive balances in their economic capital account in accordance with such balances until their economic capital account balances are reduced to zero, (y) second to the holders of Series A Preferred Units until the adjustment capital account of such holders in respect of its Series A Preferred Units is reduced to zero, and (z) thereafter to the OP GP. In addition, the OP LPA provides that notwithstanding anything to the contrary contained therein, in connection with the liquidation of the OP or the interest of a holder of Series A Preferred Units, and prior to making any other allocations of net income or net loss, items of income and gain or deduction and loss will first be allocated to each holder of Series A Preferred Units in respect of its Series A Preferred Units in such amounts as is required to cause the adjusted capital account of such holders with respect to such Series A Preferred Units to equal the amount such holder is entitled to receive in respect of its Series A Preferred Units.

Capital Contributions and Borrowings. The OP GP following approval of our Board may accept additional capital contributions and borrow funds on behalf of the OP if additional funds are needed in excess of those available from prior capital contributions or existing borrowings.

Redemption. Holders of OP Units have the right to cause our OP to redeem their OP Units for cash or, at our election, shares of the Company’s common stock on a one-for-one basis, subject to adjustment, as provided in the OP LPA, provided that such units have been outstanding for at least one year and subject to limitations in the Company’s charter and the OP LPA.

Taxes. The Company is the partnership representative of our OP and, in such capacity, has the authority to handle tax audits on behalf of the OP. In addition, the OP GP has the authority to arrange for the preparation and filing of the OP’s tax returns and to make tax elections under the Internal Revenue Code of 1986, as amended, on behalf of our OP.

Drag Rights. The limited partners have drag rights such that those limited partners holding a majority of the voting power have the right to approve the sale of the OP. In the event of an approved sale, the limited partners who approved the sale have the right to require all other limited partners to transfer all or a pro rata portion of the OP Units then held by such limited partners on such terms and conditions as described in the OP LPA.

Our Portfolio

As of December 31, 2021, our homes average approximately 1,302 square feet with three bedrooms and one and a half bathrooms. Our homes benefit from high occupancy and low turnover rates due to our extensive renovation process and institutional management, generating stable, durable cash flows. Similarly, as of December 31, 2021, 94% of our Portfolio is comprised of standalone units, with only 6% of properties stemming from duplexes, triplexes, quad-plexes, villas, townhouses, courtyards and condominiums. As of December 31, 2021, 3,065 homes in our Portfolio (18.1% of our Portfolio) were unoccupied, including 2,659 homes (15.7% of our Portfolio) in rehabilitation and 406 homes (2.4% of our Portfolio) in make-ready turnover. Vacant homes that have not undergone the Company’s rehabilitation program are categorized as “in rehabilitation.” While in rehabilitation, vacant homes undergo the Company’s initial rehabilitation program. Rehabilitated homes that are in between tenants are categorized as “make-ready turnover” until re-leased. While in the make-ready turnover category, homes are returned to their original rehabilitated state. Occupied homes, regardless of rehabilitation status, are categorized as “occupied.” As of December 31, 2021, the average length of leases in our Portfolio was 12 months and the average remaining length of leases in our Portfolio was 7 months. We believe our turnover rate, or the rate, calculated as a percentage on an annualized basis, at which existing residents choose to not renew their lease upon expiration, is low (our renewal rate was 74.6% as of December 31, 2021) because of our institutional level of management, affordable pricing and available amenities not found in other SFR rental properties, including a large number of employees and 24/7 support. As of December 31, 2021, the average age of the homes in our Portfolio is 60 years, which we believe is materially similar to the average age of homes in the markets in which we operate.

The table below provides summary information regarding our Portfolio as of December 31, 2021:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,031	90.7%	$1,117	2,083	96.8%	$1,127
Dayton	OH	2,742	90.1%	1,019	2,244	97.3%	1,007
Columbus	OH	1,499	93.1%	1,108	1,203	97.4%	1,115
St. Louis	MO	1,696	79.9%	1,010	596	92.1%	991
Indianapolis	IN	1,308	83.0%	1,081	571	88.6%	1,104
Birmingham	AL	814	79.0%	1,128	92	85.9%	1,244
Columbia	SC	784	82.7%	1,195	107	89.7%	1,259
Kansas City	MO, KS	742	77.4%	1,071	345	91.0%	1,030
Jackson	MS	789	57.8%	1,046	185	93.0%	1,160
Memphis	TN, MS	626	84.0%	911	385	93.0%	927
Augusta	GA, SC	555	73.5%	973	69	94.2%	1,130
Milwaukee	WI	655	72.1%	1,073	212	90.6%	1,195
Pittsburgh	PA	401	59.1%	951	86	97.7%	1,071
Greenville	SC	253	77.5%	1,177	39	92.3%	1,346
Little Rock	AR	286	44.4%	900	85	97.6%	930
Huntsville	AL	180	75.0%	1,146	34	79.4%	1,261
Omaha	NE, IA	206	60.2%	1,167	74	100.0%	1,169
Triad	NC	161	83.2%	1,083	46	97.8%	1,152
Montgomery	AL	161	56.5%	1,033	35	94.3%	1,146
Sub-Total/Average		16,889	81.9%	$1,067	8,491	95.2%	$1,074
Held for Sale		2	n/a	n/a	n/a	n/a	n/a
Total/Average		16,891	81.9%	$1,067	8,491	95.2%	$1,074

Occupancy is calculated as the number of homes occupied as of the respective period end, divided by the total number of homes, expressed as a percentage. Single-family properties that we acquire are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Since stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of December 31, 2021, a total of 49.7% of our Portfolio was excluded from being a stabilized home, with 15.7% of our Portfolio being excluded because the homes were in rehabilitation and 34.0% of our Portfolio being excluded because the homes were purchased with tenants in place. As of December 31, 2021, on average, homes are in rehabilitation for 169 days and the average length of time from acquisition to stabilization for acquired homes is 260 days.

Investment Objectives and Strategy

Our primary investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders through targeted management and a renovation program on the homes purchased. We predominately target markets that exhibit lower institutional competition, household formation growth, and superior revenue growth relative to national averages that still allow us to efficiently operate through market-level density. Our target markets include the following metropolitan statistical areas or MSAs: Cincinnati, Dayton (OH), Columbus (OH), St. Louis, Indianapolis, Birmingham (AL), Kansas City, Memphis, Montgomery (AL), Pittsburgh, Greenville (SC), Columbia (SC), Huntsville (AL), Milwaukee, Omaha, Little Rock, Jackson (MS), Augusta (GA) and the Triad (NC). We believe we can achieve this objective through active portfolio management to take advantage of market opportunities to achieve superior risk adjusted returns. Our Adviser and Manager regularly monitor and stress-test each market and the Portfolio as a whole under various scenarios, enabling us to make informed and proactive investment decisions.

Net Asset Value (“NAV”)

The sale price of the shares of our common stock sold in our ongoing Private Offering is equal to the most recent NAV in effect at the time a subscription agreement or funds are received, plus applicable fees and commissions. The purchase price at which shares of our common stock may be repurchased in accordance with the terms of the Share Repurchase Plan is generally based on the most recent NAV in effect at the time of repurchase, and shares of our common stock issued under the dividend reinvestment plan (the “DRIP”) reflect a 3% discount to the then-current NAV.

NAV is calculated in accordance with the valuation methodology (the “Valuation Methodology”) approved by our Board. Our net assets are primarily comprised of our properties, debt and preferred equity. Other assets and liabilities included in our net asset valuation include cash, accounts payable, among others, and exclude intangible assets and liabilities. As further described below, our Adviser recommends our NAV to the pricing committee of the Board (the “Pricing Committee”). Based on this recommendation, the Pricing Committee determines our NAV.

Current Valuation Methodology

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

The Green Street Valuation Methodology included an initial valuation (“Initial Valuation”) conducted by Green Street for the July 31, 2021 NAV per share, followed by monthly or quarterly ongoing valuations (“Ongoing Valuations”) as determined by the Board, which are also conducted by Green Street.

Initial Valuation

The first quarterly valuation that Green Street conducted ascribed values for both the stabilized and un-stabilized homes in our Portfolio. For purposes of the Valuation Methodology, a home will be considered un-stabilized if it is unoccupied and acquired-or-completed its renovation within the last twelve months. A home is also considered un-stabilized if the remaining renovation costs exceed 15% of cost basis (i.e., the acquisition price and completed renovation costs). Homes not meeting the criteria for un-stabilization are considered stabilized. The valuation of stabilized homes begins with the aggregation of third-party automated valuation model (“AVM”) estimates. Third-party automated valuation models calculate a property’s estimated value in real-time using mathematical algorithms combined with databases of existing properties and transactions. Green Street will assess the implied metrics stemming from AVM estimates, by triangulating between implied capitalization rates, anticipated operating margins, and sales values per square foot to ascribe an explicit value. Green Street will calculate a stabilized capitalization rate using an estimate of operating income over the ensuing twelve months (“Forward NOI”) divided by the AVM output. Provided that AVM estimates imply a capitalization rate that differs significantly from other market-level observations (i.e., greater than two standard deviations from the mean capitalization rate), further analysis will be conducted and manual/subjective adjustments may be warranted and applied.

Green Street will estimate the value of un-stabilized homes using the discounted cash flow method. The discounted cash flow method begins with an estimation of home value upon stabilization using the capitalized income approach. Capitalized income determines real estate value based on an estimate of Forward NOI and divides that income by a market-level capitalization rate. Market-level rent and operating margin estimates will be used to determine Forward NOI. Stabilized capitalization rates for each market will be determined using the implied capitalization rate of the Company’s existing stabilized portfolio. The projected stabilized home value is discounted at Green Street’s estimated unlevered required return to ascribe a current value. Unlevered required return estimates incorporate market-level cap rates, future NOI growth, and an adjustment for risk.

In addition to the home valuations, Green Street will value other assets and liabilities to arrive at a preliminary NAV. Cash, listed securities, receivables, prepaid expenses, and other current assets which have a defined and quantifiable market value are included in the gross asset value. Intangible assets without a quantifiable market value (i.e., goodwill) are excluded. Long-term fixed-rate liabilities are marked-to-market using a prevailing treasury yield of similar maturity and an appropriate spread to account for risk. Variable rate debt is listed at book value. Preferred equity obligations are accounted for at face value and listed as an addition to debt. Accounts payable and other current liabilities which have a defined and quantifiable market value are included at book value. The preliminary NAV per share is expected to be calculated on a fully diluted basis, assuming all restricted stock unit grants and profit interest unit grants are fully vested and all units of the OP are converted to common stock of the Company.

Ongoing Valuations

Subsequent to the Initial Valuation, Green Street will determine stabilized home values by applying a proprietary appreciation index to Green Street’s estimate of beginning stabilized value. Beginning stabilized value for each home is determined either during the Initial Valuation or after an un-stabilized home becomes stabilized. The proprietary appreciation index utilizes a blend of Freddie Mac and Case-Schiller indices, the weighting of which is proprietary to Green Street. Green Street will estimate the value of homes that were un-stabilized during the Initial Valuation and transitioned to stabilization within the last three months (“Transition Homes”). Transition Homes will be valued using the capitalized income methodology. Green Street will estimate Forward NOI by reviewing Company’s in-place income and expense data and applying estimates for forward growth. Market-level stabilized capitalization rates will be determined using the implied capitalization rate of the Company’s existing stabilized assets. This value will serve as the starting point from which home price appreciation is applied in subsequent quarters. Un-stabilized homes will be the same as outlined in the Initial Valuation section above. As new homes are purchased each quarter, Green Street will assess the state of the asset (i.e., stabilized or un-stabilized) using occupancy figures, in-place rent relative to market (if occupied), and anticipated renovation costs. Value estimates for newly acquired assets will be determined according to Green Street’s Initial Valuation methodology for stabilized and un-stabilized assets. The ongoing valuations for the various other assets and liabilities will follow the same methodology as outlined in the Initial Valuation.

Preliminary NAV Calculation

To assist Green Street in their analysis for the Initial Valuation and Ongoing Valuations, the Adviser sends the following information as of the valuation date to Green Street:

•	A data tape that details the following information on each property in the Portfolio:
•	Address and geographic market location
•	Acquisition date
•	Management’s assessment of stabilization status
•	Rehab completion date
•	Tenant move-in date
•	Year built
•	Property type (i.e. single home or duplex)
•	Bedrooms and bathrooms
•	Square footage
•	Occupancy
•	Acquisition cost
•	Actual and projected capital expenditures
•	Market and actual rent
•	Net operating income detail
•	A preliminary unaudited consolidated balance sheet, subject to completion, including the completion of customary financial statement closing and review procedures for the period
•	Basic and diluted consolidated share counts
•	A debt schedule detailing the following for each note/facility:
•	Issuance date
•	Maturity date
•	Current outstanding balance
•	Maximum outstanding balance
•	Floating or fixed rate
•	Effective interest rate information (index and spread)

Once the above information is provided by the Adviser to Green Street, Green Street analyzes the data and synthesizes it with their proprietary real estate data and calculations (as described above) to assess and estimate the growth, income, margin and risk of the Portfolio as a whole. These estimated inputs then factor into their preliminary NAV.

NAV Determination

Following receipt of the preliminary NAV from Green Street, the Adviser will calculate transactions costs as described below and make any other adjustments, including costs of internalization, determined necessary to recommend NAV to the Pricing Committee. Based off this recommendation, the Pricing Committee will then determine NAV.

The estimated transaction costs relate to an exit or initial public offering of the business. The Adviser estimates these transaction costs based on three separate scenarios that are weighted based on probable future outcome: (1) portfolio liquidation (2) private sale of the Company and (3) an initial public offering. The Adviser believes this is required to capture the true value of the Company. The NAV per share is then calculated on a fully diluted basis assuming all restricted stock unit grants and profit interest unit grants are fully vested and all units of the OP are converted to common stock of the Company.

The factors management uses to determine the weightings is related to the practicality of each scenario. As the Portfolio grows larger, a pure liquidation of the portfolio (scenario 1) becomes less probable; furthermore, as the Company grows and continues to gain scale, it becomes more probable that an initial public offering (scenario 3) will be the most probable scenario. The below outlines the various components and general assumptions related to each scenario that comprise the transaction cost estimate which are subject to change in future NAV calculations based off management’s best estimates:

1.	Portfolio liquidation:

i.	Legal costs.

ii.	Disposition costs, assumed at 3%.

iii.	Prepayment penalties on debt, assumed at 1%.

2.	Private sale:

i.	Legal costs.

ii.	Brokerage costs, assumed to be 1.5%.

iii.	Prepayment penalties on debt, assumed at 1%.

3.	Initial public offering:

i.	Legal costs.

ii.	Additional audit costs, including comfort letters and 3-14 audits.

iii.	Internalization fee of the Manager, assumed to be the maximum of 2.5% of outstanding consolidated equity.

iv.	Starting with the June 30, 2021 NAV estimation, internalization fee of the Adviser, assumed to be the maximum of 2.5% of outstanding consolidated equity.

v.	Underwriting costs, assumed to be 5% on equity raised which is estimated to be 20% of the current equity outstanding.

vi.	Listing and other fees associated with taking a company public.

During the year ended December 31, 2021, the NAV was reviewed and determined on a monthly basis by the Pricing Committee. Currently, the NAV is reviewed and determined on a quarterly basis by the Pricing Committee. The most recent NAV per share in effect at any given point in time will be based on the NAV as of the most recent determination date. The NAV as of the filing date of this Annual Report on Form 10-K is $54.14 and was based on the NAV per share in effect as of December 31, 2021. The NAV is applied to outstanding shares prospectively, and is used for sales, distribution reinvestment, and redemptions. For example, the purchase price for our common stock at each closing in the Private Offering is based on the most recent NAV per share in effect (currently our prior quarter calculated NAV) at the time a subscription agreement or funds are received, plus applicable fees and commissions. The determination of NAV under the Valuation Methodology involves significant judgment and estimation of the transaction costs by our Adviser.

The following table presents our historical NAV as determined by the Pricing Committee (or our Board prior to the formation of the Pricing Committee) for all previous periods:

Date	NAV per share
December 31, 2021	$54.14
November 30, 2021	51.38
October 31, 2021	49.09
September 30, 2021	47.90
August 31, 2021	46.19
July 31, 2021	43.76
June 30, 2021	40.82
May 31, 2021	38.68
April 30, 2021	37.85
March 31, 2021	36.82
February 28, 2021	36.68
January 31, 2021	36.56
December 31, 2020	36.56
November 30, 2020	34.38
October 31, 2020	34.18
September 30, 2020	34.00
August 31, 2020	32.91
July 31, 2020	31.47
June 30, 2020	31.24
May 31, 2020	31.08
April 30, 2020	30.82
March 31, 2020	30.59
December 31, 2019	30.58
September 30, 2019	29.85
June 30, 2019	28.88
March 31, 2019	28.75
December 31, 2018	28.27
November 1, 2018	25.00

The following table provides a breakdown of the major components of our NAV per share amounts for all previous periods (in thousands, except per share amounts):

As of	Value of Homes (1)	Other assets (2)	Debt, net (3)	Preferred equity (4)	Other liabilities (5)	Transaction costs and other adjustments (6)	NAV	Fully diluted shares	NAV per share
December 31, 2021	$2,422,218	$108,085	$(768,545)	$(125,000)	$(85,984)	$(120,426)	$1,430,348	26,417	$54.14
November 30, 2021	2,327,977	90,410	(753,786)	(125,000)	(73,031)	(151,939)	1,314,631	25,584	51.38
October 31, 2021	2,292,763	76,529	(753,803)	(125,000)	(64,929)	(205,092)	1,220,468	24,863	49.09
September 30, 2021	2,242,647	83,357	(746,661)	(125,000)	(59,484)	(242,847)	1,152,012	24,048	47.90
August 31, 2021	2,163,505	67,850	(774,076)	(125,000)	(64,533)	(246,126)	1,021,620	22,120	46.19
July 31, 2021	2,071,250	68,691	(804,193)	(125,000)	(64,881)	(244,231)	901,636	20,605	43.76
June 30, 2021	1,787,597	77,140	(835,162)	(125,000)	(67,322)	(84,243)	753,010	18,448	40.82
May 31, 2021	1,641,514	70,400	(834,361)	(125,000)	(55,923)	(32,177)	664,453	17,176	38.68
April 30, 2021	1,578,395	48,391	(799,016)	(125,000)	(50,946)	(30,622)	621,202	16,411	37.85
March 31, 2021	1,517,321	59,320	(799,229)	(125,000)	(39,134)	(33,349)	579,929	15,749	36.82
February 28, 2021	1,202,370	74,573	(519,859)	(125,000)	(67,233)	(33,547)	531,304	14,484	36.68
January 31, 2021	1,162,439	67,724	(524,088)	(125,000)	(41,275)	(32,434)	507,366	13,876	36.56
December 31, 2020	922,341	59,222	(347,709)	(88,500)	(30,327)	(29,358)	485,669	13,283	36.56
November 30, 2020	842,960	29,900	(311,057)	(61,000)	(32,735)	(27,464)	440,604	12,817	34.38
October 31, 2020	817,601	23,378	(300,579)	(61,000)	(29,883)	(26,494)	423,023	12,376	34.18
September 30, 2020	799,042	14,968	(346,262)	—	(36,871)	(26,541)	404,336	11,892	34.00
August 31, 2020	771,819	12,390	(353,387)	—	(28,867)	(25,107)	376,848	11,452	32.91
July 31, 2020	739,817	17,402	(360,852)	—	(24,249)	(24,244)	347,874	11,053	31.47
June 30, 2020	716,983	23,092	(359,668)	—	(24,113)	(23,740)	332,554	10,646	31.24
May 31, 2020	697,750	33,339	(357,472)	—	(28,979)	(22,841)	321,797	10,354	31.08
April 30, 2020	677,606	42,090	(357,050)	—	(21,738)	(22,607)	318,301	10,329	30.82
March 31, 2020	650,844	50,319	(356,928)	—	(19,011)	(22,534)	302,690	9,894	30.59
December 31, 2019	592,115	22,153	(315,889)	—	(19,343)	(21,283)	257,753	8,428	30.58
September 30, 2019	540,918	22,232	(304,497)	—	(17,724)	(18,355)	222,574	7,456	29.85
June 30, 2019	415,317	39,522	(239,418)	—	(16,142)	(15,577)	183,702	6,360	28.88
March 31, 2019	386,576	35,470	(239,339)	—	(13,127)	(14,565)	155,015	5,392	28.75
December 31, 2018	363,228	51,336	(239,261)	—	(15,194)	(13,694)	146,415	5,179	28.27
November 1, 2018	330,173	27,030	(239,209)	—	(9,836)	—	108,158	4,327	25.00

(1)	As determined in accordance with the valuation methodology in effect at the time of determination.
(2)	Includes cash, accounts receivable, prepaids and other assets calculated on a GAAP basis.
(3)	Presented net of unamortized deferred financing costs, in accordance with GAAP.
(4)	Presented at redemption value.
(5)	Includes accounts payable, accrued expenses and interest, security deposits and other liabilities calculated on a GAAP basis.
(6)	As estimated by management in accordance with the valuation methodology in effect at the time of determination.

While we believe our assumptions are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, a 1% increase in the value of properties as of December 31, 2021 would result in a $0.92 increase in our NAV per share. Assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2021 of $1,000,000 would result in a $0.04 decrease in our NAV per share.

Our Valuation Methodology is and our original valuation methodology (discussed below) was based upon a number of estimates and assumptions, including estimated transaction costs that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV. Accordingly, we have disclosed the following risk factors relative to our NAV:

•

The sale price of the shares of our common stock sold in the Private Offering and the purchase price at which the shares of our common stock may be repurchased under the Share Repurchase Plan are based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.

•

Valuations of our properties are estimates of value and may not necessarily correspond to realizable value. In addition, our Valuation Methodology and related policies may be changed at any time at the sole discretion of our Board.

•	Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event.

•

Purchases, reinvestments of distributions and repurchases of shares of our common stock are generally made at the most recent NAV per share in effect, which is based on a prior period (month or quarter) end and may not accurately reflect the current NAV per share.

•	NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

Original Valuation Methodology

Outlined below is a summary of our original valuation methodology, which was used to calculate NAV for valuations before July 31, 2021. Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved for our Board, which is further described above under “—Current Valuation Methodology.”

Home Valuation

Under the original valuation methodology, the value of our properties was calculated using pricing information obtained from independent, third-parties (the “Valuation Providers”) that are widely accepted industry leaders in the area of SFR asset valuation. The Valuation Providers were not responsible for determining the NAV. The Adviser would solicit valuations on each property on a monthly basis from multiple Valuation Providers. The Adviser then would take an average of each valuation per property to determine the valuation for each specific property. In cases where the Adviser received data from three or more Valuation Providers in a period that (1) reflected a change in value that was 20% higher (or more) than the last value received for the most recent NAV, the Adviser used a value that was 15% greater than the last value used to calculate the most recent NAV, or (2) reflected a change in value that was 5% lower (or more) than the last value used to calculate the most recent NAV, the Adviser used a value that is 95% of the previous value.

For homes purchased within the previous 90 days of the valuation date, the cost (purchase price plus any capital expenditures incurred after purchase) of the home was used as the initial valuation as it represented the best data point available. Once the home has been held for greater than 90 days and had three or more valuations from Valuation Providers, the Adviser applied the home valuation process utilizing the Valuation Providers’ data as further described above. For homes that were purchased more than 90 days prior to the valuation date but had not had three or more valuations from Valuation Providers, the Company used the prior valuation used for the calculation of the most recent NAV.

NAV Calculation

At a frequency determined by the Board, the Adviser collected data from the Valuation Providers, combined with the cost for certain properties, and other adjustments as prescribed in the valuation methodology, to determine the value of our properties. The Adviser then valued the remainder of our assets and liabilities using GAAP, excluding the value of interest rate swaps (to the extent the Company has sufficient debt to offset the notional amount of the swap), and including estimated transaction costs (in the same process described above), to determine the NAV (subtracting estimated value of liabilities from estimated value of assets). The NAV calculation and application of the original valuation methodology was reviewed and confirmed by an independent third-party valuation firm after the end of each fiscal quarter after that quarter-end’s NAV was determined by the Board.

Our Financing Strategy

We intend to use leverage to provide additional funds to support our investment activities, with the expectation that this will enhance returns. Leverage allows us to make more investments than would otherwise be possible, resulting in a broader and more diverse portfolio with potentially higher returns but also with more risk.

We leverage our Portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with the acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our OP or subsidiaries.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from our ongoing private offering generally will cause our leverage as a percentage of net assets, or our leverage ratio, to decrease, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our Portfolio.

Our target leverage is 60-65% loan-to-value (“LTV”), with value being calculated as the value of our assets used to determine our NAV (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”).

The following table presents a summary of our current outstanding indebtedness as of December 31, 2021:

	Type	Outstanding Principal as of December 31, 2021
Initial Mortgage	Floating	$241,269
Warehouse Facility	Floating	160,000
JPM Facility	Floating	240,000
MetLife Note	Fixed	124,689
TrueLane Mortgage	Fixed	10,387
CoreVest Note	Fixed	2,338
		$778,683
Debt premium, net		416
Deferred financing costs, net of accumulated amortization of $5,325		(10,554)
		$768,545

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the above indebtedness.

Competition

We face competition from different sources in each of our two primary activities: developing/acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified as well as individuals looking to become homeowners. Our primary competitors in acquiring portfolios of properties or land assets include large and small private equity investors, public and private REITs, other sizeable private institutional investors and other homebuilders. These same competitors may also compete with us for tenants. Competition may increase the prices for properties and land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our Portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

Private Offering

On August 28, 2018, we commenced a non-registered continuous private placement of up to 40,000,000 shares of our common stock (the “Private Offering”) pursuant to the safe harbor of Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Private Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) November 1, 2023, subject to two one-year extensions at the sole discretion of the Board or (iii) a decision by the Company to terminate the Private Offering. As of December 31, 2021, we have issued approximately 22,083,381 shares of common stock through the Private Offering and under our DRIP resulting in gross offering proceeds of approximately $833.0 million. After fees, commissions and other offering expenses, we received net offering proceeds of approximately $794.4 million. We contributed a majority of the net proceeds from the Private Offering to our OP in exchange for OP Units. Our OP has used the net proceeds from the Private Offering primarily to acquire and renovate additional SFR properties in new and existing markets and maintain existing SFR properties in our Portfolio.

Human Capital

We have one accounting employee. We are externally managed by our Adviser pursuant to the Advisory Agreement. In addition, our Manager is responsible for the day-to-day management of our Portfolio pursuant to the Management Agreements and Side Letter. We will not have any employees other than accounting and tax employees while the Advisory Agreement is in effect.

Regulation

General

Our properties are subject to various rules, laws and ordinances, and certain of our properties are also subject to the rules of the various HOAs where such properties are located. We believe that we are in material compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.

Fair Housing Act

The Fair Housing Act (“FHA”) and its state law counterparts, and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. See Item 1A. “Risk Factors—Risks Related to the Real Estate Industry—Contingent or unknown liabilities could adversely affect our financial condition.” and Item 1A. “Risk Factors—Risks Related to the Real Estate Industry—Environmental hazards outside of our control and the cost of complying with governmental laws and regulations regarding these hazards may adversely affect our operations and performance.”

REIT Qualification

We have elected to be treated as a REIT under the Code, commencing with our taxable year ended on December 31, 2018. We believe that we have been organized and operate in such a manner as to continue to qualify for taxation as a REIT.

Qualification and taxation as a REIT depend on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of stock and asset ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property or REIT “prohibited transactions” taxes with respect to certain of our activities. Any distributions paid by us generally will not be eligible for taxation at the preferred U.S. federal income tax rates that apply to certain distributions received by individuals from taxable corporations. For additional information see Item 1A. “Risk Factors—Risks Related to Tax.”

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940.

Insurance

We maintain property, liability, and flood insurance for each property, including earthquake insurance when required by the lender. Additionally, we maintain workers’ compensation insurance for all employees of our Manager employed in, on, or about each property so as to provide statutory benefits required by state and federal laws. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. See Item 1A. “Risk Factors—Risks Related to the Real Estate Industry—We may not be able to obtain adequate insurance on all of our investments, resulting in the potential risk of excessively expensive premiums for insurance and/or uninsured losses.”

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

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to take advantage of this extended transition period. This election does not preclude us from early adopting certain accounting standards when we are permitted to do so. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” until the earliest of (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (2) the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are also a “smaller reporting company” as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

Corporate Information

Our principal executive offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our telephone number is (214) 276-6300. We maintain a website at www.vinebrookhomes.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC. These documents may also be found on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS.

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. You should consider carefully the risks described below and the other information in this Form 10-K, including our consolidated financial statements and the related notes included in this Form 10-K when evaluating our business. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations:

•	risks associated with the COVID-19 pandemic, including unpredictable variants and future outbreak of other highly infectious or contagious diseases;
•

risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Manager’s management team or their affiliates;

•

our dependence on our Adviser, Manager and their affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser, Manager and their affiliates and personnel;

•	risks associated with the Manager’s ability to terminate the Management Agreements;
•	loss of key personnel of our Adviser and our Manager;
•	risks associated with the fluctuation in the NAV per share amounts;
•

unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including our ability to access funding and generate returns for stockholders;

•	the risk we make significant changes to our strategies in a market downturn, or fail to do so;
•	risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in our assets;
•	risk related to increasing property taxes, HOA fees and insurance costs may negatively affect our financial results;
•

risks associated with acquisitions, including the risk of expanding our scale of operations and acquisitions even if there is a recovery in the rental and housing markets, which could adversely impact anticipated yields;

•	risks associated with our ability to identify and lease to quality tenants;
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

•	risks related to governmental laws, regulations and rules applicable to our properties or that may be passed in the future;
•	risks relating to the timing and costs of the renovation of properties which has the potential to adversely affect our operating results and ability to make distributions;
•	risks related to our ability to change our major policies, operations and targeted investments without stockholder consent;
•	risks related to climate change and natural disasters;
•	risks related to failure to maintain our status as a REIT;
•	risks related to failure of our OP to be taxable as a partnership for federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;

•

risks related to compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•	the risk that the IRS may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•	the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•	risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•	risks associated with purchasing single-family properties through the foreclosure auction process;
•	damage associated with single-family properties sold through short sales or foreclosure sales may require extensive renovation and;
•

risks associated with the Highland Bankruptcy (defined below), including potential conflicts of interest and possible materially adverse consequences on our business, financial condition and results of operations;

You should read this summary together with the more detailed description of each risk factor contained below:

Risks Related to Our Common Stock and Our Organizational Structure

As a recently organized company, limited operating history and information exists.

As a recently established entity, we have limited operating history from which potential investors may evaluate likely performance. Neither the past performance of previous investments of our Adviser and its affiliates, nor the past financial performance of us or the VineBrook Companies can be relied upon as an indicator of our future performance or success due to a variety of factors, including changes in personnel, different national and local economic circumstances, different supply and demand characteristics, and varying circumstances relating to the real estate markets. Since our performance depends on future events, it is inherently uncertain.

We are employing a business model with a limited consolidated institutional track record, which may make our business difficult to evaluate.

Until recently, the SFR business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our NAV and stock price to decline significantly.

We are dependent upon the retention of key personnel and the ability to attract qualified personnel.

Our Adviser has the sole authority to direct our operations, subject to oversight by our Board. Our Manager has discretionary authority (subject to consent rights of us set forth in the OP LPA and the Investment Committee) through the Management Agreements, to identify, structure, allocate, acquire and dispose of investments and, in doing so, has no responsibility to consult with any investor. Accordingly, investors will have no authority to direct our investments or operations and must depend entirely on the investment skills and abilities of our Adviser, our Manager and their respective employees. The ability of our Adviser and Manager to manage our affairs currently depends on key personnel. Our Adviser and Manager will be relying extensively on the diligence, skill, judgment, reputation and business contacts of such key personnel.

In addition, our future success will depend upon our Adviser and Manager’s ability to retain the services of key personnel and recruit additional qualified personnel. Our Adviser and Manager’s respective personnel have no obligation to remain employed by either entity or their respective affiliates. The departure for any reason of any of their most senior professionals, or a significant number of other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives. In addition, our Adviser and Manager anticipate that it will be necessary to add professionals to both grow their teams and replace those who depart. However, the market for qualified real estate professionals and individuals with experience operating a REIT is extremely competitive, and they may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.

Stockholders will have limited participation and communication in regard to our management or control.

Stockholders will have no right or power to participate directly in the management or control of our business and thus must depend solely on our Adviser and Manager’s ability to make and dispose of investments and operate our business. In addition, aside from our Portfolio, investors will not have an opportunity to evaluate the future investments, or the terms of any such investment, made by us.

There are restrictions on the transferability and withdrawal of our common stock, and therefore, our stockholders’ ability to dispose of common stock will likely be limited to repurchases by us.

Our common stock has not been registered under the Securities Act or any state securities laws and may not be transferred unless (a) an exemption from registration under applicable federal and state securities laws is available and (b) either the transfer is a “Permitted Transfer” as defined in our charter or our Board has consented to such transfer (which consent may be withheld if, in the reasonable judgment of our Board, such transfer would result in violations under applicable federal or state securities laws), except as otherwise set forth in our charter. There is no public market for our common stock and one is not guaranteed to develop. As a result, stockholders may be required to hold their common stock indefinitely. Consequently, the purchase of our common stock should be considered only as a long-term and illiquid investment and shares should only be acquired by investors who are able to commit their funds for an indefinite period of time. Each investor will be required to represent that it is an accredited investor under applicable securities laws and that it is acquiring its common stock for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its common stock to an accredited investor under applicable securities laws or in a manner permitted by our charter and consistent with such laws. In addition, the investors may not sell, assign, transfer or pledge any interest in us without the prior written consent of our Board (which consent may be withheld if, in the reasonable judgment of our Board, such transfer would result in violations under applicable federal or state securities laws), except if such transfer is considered a Permitted Transfer or as otherwise set forth in our charter.

Due to these transfer restrictions, the repurchase of common stock by us will likely be the only way for stockholders to dispose of their common stock. We will repurchase our common stock at a price equal to the offering price of our common stock in the Private Offering on the date of repurchase (which will generally be equal to the most recent NAV per share in effect), and not based on the price at which stockholders initially purchased their common stock.

The ability of stockholders to have common stock repurchased through the Share Repurchase Plan is limited. We may choose to repurchase fewer shares of common stock than have been requested to be repurchased, in our Board’s sole discretion, and the amount of common stock we may repurchase is subject to caps. Further, our Board may modify, suspend or terminate the Share Repurchase Plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares of common stock than have been requested in any particular quarter to be repurchased under the Share Repurchase Plan, or none at all, in our Board’s sole discretion. We may repurchase fewer shares of common stock than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing shares of common stock. In addition, the total amount of common stock that we will repurchase will be limited, in any calendar quarter, to common stock whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our Board may modify, suspend or terminate the Share Repurchase Plan if it deems such action to be in our best interest and the best interest of our stockholders, including but not limited to decreasing or modifying the price at which shares of common stock are repurchased through the Share Repurchase Plan or changing the frequency at which repurchases occur. If the full amount of all shares of common stock requested to be repurchased in any given quarter are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the Share Repurchase Plan, as applicable.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in our OP rather than repurchasing common stock is in our best interest as a whole, then we may choose to repurchase fewer shares of common stock than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the Share Repurchase Plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have common stock repurchased by us may be limited, and at times, stockholders may not be able to liquidate their investment.

The Board may amend or suspend the DRIP at any time in its discretion, including by decreasing the discount at which shares of common stock may be purchased through the DRIP.

Our Board has adopted the DRIP whereby investors who purchase shares of our common stock in the Private Offering may elect at the time of subscription or upon subsequent enrollment to have their dividends reinvested through purchase of additional shares (each electing investor, a “participant”). Any cash dividends attributable to shares of our common stock owned by a participant in the DRIP will be used to purchase additional shares of our common stock on the payment date for the dividend. The purchase price per share for shares of our common stock purchased pursuant to the DRIP will be equal to 97.0% of most recent NAV in effect on the purchase date, equivalent to a 3.0% discount. Purchases made through the DRIP have no minimum investment amount and no fees, commissions or offering and organization expenses will be paid in respect of or attributable to such purchases. The Board in its discretion may amend or suspend the DRIP at any time, including but not limited to decreasing the discount at which shares of common stock are purchased through the DRIP.

The sale price of the shares of our common stock sold in the Private Offering and the purchase price at which the shares of our common stock may be repurchased under the Share Repurchase Plan are based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.

The sale price of the shares of our common stock sold in the Private Offering is equal to the most recent NAV in effect plus applicable fees and commissions, and the purchase price at which shares of our common stock may be repurchased in accordance with the terms of the Share Repurchase Plan is generally based on the most recent NAV in effect at the time of repurchase. NAV is calculated in accordance with the Valuation Methodology approved by our Board. The Valuation Methodology involves significant judgment and estimation of the value of our properties and is subject to certain risks and uncertainties, including that valuations of our properties may not incorporate all material information concerning their value. In addition, the Valuation Methodology may be amended at any time at the sole discretion of our Board.

For additional information, see “—Valuations of our properties are estimates of value and may not necessarily correspond to realizable value. In addition, the Valuation Methodology may be changed at any time at the sole discretion of our Board,” and “—Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event” below.

Valuations of our properties are estimates of value and may not necessarily correspond to realizable value. In addition, our Valuation Methodology and related policies may be changed at any time at the sole discretion of our Board.

Green Street conducts Ongoing Valuations of the Portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any further adjustments, including costs of internalization, determined necessary to recommend NAV to the Pricing Committee. Based off this recommendation, the Pricing Committee then determines NAV. For additional information about the Valuation Methodology, see Item 1. “Business—Net Asset Value (“NAV”)—Current Valuation Methodology.”

Within the parameters of Valuation Methodology, the techniques used to value the properties will involve subjective judgments and projections and may not be accurate. The Valuation Methodology will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our properties are only estimates of value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control or the control of our Adviser and Green Street.

Further, while Green Street utilizes third-party automated valuation models and proprietary real estate data and calculations, including regarding home values, markets and occupancy, when completing the Initial Valuation and Ongoing Valuations, these valuations are estimates and may not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. To the extent that such valuation models, proprietary data and calculations include assumptions that are inaccurate or do not capture recent market trends, or to the extent that the Company is not able to negotiate a sales price equal to or in excess of the estimated valuation, the difference between the estimated valuation and sale price could be material. There will be no retroactive adjustment in the valuation of such assets, the price we paid to repurchase shares of our common stock or NAV-based fees paid to our Adviser to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price at which such shares of common stock may be repurchased by us pursuant to the Share Repurchase Plan are generally based on the most recent NAV per share in effect which may be based on a previous calculation period, stockholders may pay more than realizable value or receive less than realizable value for their investment.

Further, our Valuation Methodology and related policies, including frequency of the NAV calculation, may be changed at any time at the sole discretion of our Board.

Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event.

To assist Green Street in their analysis for the Initial Valuation and Ongoing Valuations, the Adviser sends certain information to them as of the valuation date, including a data tape for each property and a preliminary unaudited consolidated balance sheet, subject to completion, including the completion of customary financial statement closing and review procedures for the period. Green Street uses such information in its recommendation of the preliminary NAV to the Adviser. Our Adviser’s recommendation to the Pricing Committee of the NAV per share is based on the preliminary NAV recommended by Green Street, as adjusted for estimated transaction costs related to an exit or initial public offering of the business.

Actual operating results for a given period may differ from what we originally budgeted for that period or what was included in the information provided to Green Street, which may cause a material increase or decrease in the NAV per share amounts. Further, while we believe the Adviser’s estimates of transaction costs are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2021 of $1,000,000 would result in a $0.04 decrease in our NAV per share. In addition, if there is a material event subsequent to the valuation date but prior to the Pricing Committee’s determination of NAV, such material event may not be reflected in NAV until the next NAV determination. There will be no retroactive adjustment to the NAV, the price we paid to repurchase shares of our common stock or NAV-based fees paid to our Adviser to the extent NAV for a period does not accurately reflect a change in the assumptions underlying the NAV calculation or a material event.

The form, timing and/or amount of dividend distributions on our common stock in future periods may vary and be impacted by economic and other considerations.

The form, timing and/or amount of dividend distributions on our common stock, will be declared at the discretion of our Board and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as our Board may consider relevant. Our Board may modify our dividend policy from time to time.

Purchases, reinvestments of distributions and repurchases of shares of our common stock are generally made at the most recent NAV per share in effect, which is based on a prior period (month or quarter) end and may not accurately reflect the current NAV per share.

Generally, the sale price of the shares sold in the Private Offering, the purchase price per share for shares of our common stock purchased pursuant to the DRIP, and the price at which we repurchase the shares of our common stock under our Share Repurchase Plan will equal the most recent NAV per share in effect (or, with respect to the DRIP, a percentage thereof), which is based on a previous period. The NAV per share as of the date on which stockholders make their repurchase request under our Share Repurchase Plan may be significantly different than the price such stockholder originally paid or the repurchase price to be received at the end of the relevant quarter when the shares are actually repurchased.

In addition, the Board has discretion to decide if NAV is determined monthly or quarterly and to change the Valuation Methodology at any time. In effect, this could allow the Board to update a previously disclosed NAV or to lengthen the amount of time between NAV determinations, including in cases where we believe there has been a material change (positive or negative) that is not reflected in the most recent NAV per share in effect. For example, under the Share Repurchase Program, if a shareholder submits a repurchase request on January 2 the repurchase date would be March 31. On the March 31 repurchase date, if, under the current Valuation Methodology and the Board’s discretion the NAV is being calculated quarterly, the most recent NAV per share in effect would be December 31 and would not take into account any events that may have occurred in the first quarter that could impact the NAV per share. On the March 31 repurchase date, if, under the current Valuation Methodology and the Board’s discretion the NAV is being calculated monthly, the most recent NAV per share in effect would be February 28 and would not take into account any events that may have occurred in March that could impact the NAV per share.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The Valuation Methodology and components thereof are not prescribed by rules of the SEC or any other regulatory agency. Furthermore, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and our stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future. In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not necessarily prepared in accordance with GAAP. These valuations may differ from actual values that could be realized in the event that we were forced to sell assets. Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and fees we pay to our Adviser.

We may be unable to make distributions on our common stock at expected levels, which could result in a decrease in the value of our common stock.

If sufficient cash is not available for distribution from our operations, we may have to fund distributions on our common stock, from working capital, borrow to provide funds for such distributions, reduce the amount of such distributions, or issue stock dividends. To the extent we have to borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If we make stock dividends in lieu of cash distributions, it may have a dilutive effect on the holdings of our stockholders.

All distributions on our common stock will be made at the discretion of our Board and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, other expense obligations, debt covenants, contractual prohibitions or other limitations, and applicable law and such other matters as our Board may deem relevant from time to time. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the value of our common stock.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, including from sales from our common stock, our Series A Preferred Stock or OP Units. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level at which holders of shares of our common stock participate in our DRIP, how quickly we invest the proceeds from our Private Offering and any future offerings and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or offering proceeds will result in us having less funds available to acquire SFR properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment, especially if we sell these securities at prices less than the price you paid for your capital stock. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

Disruptions in the financial markets and deteriorating economic conditions may adversely affect our operations and may limit our ability to execute our business strategy.

The capital and credit markets are prone to volatility and disruption from time to time. Such turmoil in the capital markets can constrain equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in cap rates and lower property values. Furthermore, deteriorating economic conditions can negatively impact real estate fundamentals, which can increase risks of defaults on loans and foreclosures on mortgages. We cannot foresee such fluctuations and disruptions.

Should such disruptions in the financial markets occur, deteriorating economic conditions could also impact the market for our investments and the volatility of our investments. The returns available to us with respect to our targeted investments are determined, in part, by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, our returns will increase. Conversely, a lack of liquidity will cause our returns to decrease.

Our Adviser is using and may continue to use leverage with respect to our Portfolio. Should the credit markets become uncertain, we may not be able to obtain debt financing on attractive terms. In addition, because we use leverage to acquire or refinance investments, and if as a result the value of our Portfolio declines, we could be forced to dispose of investments at inopportune times to repay debt or use operating income to repay debt.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or other events, including the COVID-19 pandemic, could also cause stockholders to seek to sell their shares to us pursuant to the Share Repurchase Plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had such assets been sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our Portfolio by property type and location, could be materially adversely affected.

Furthermore, all of the factors described above, including disruptions in the financial markets and deteriorating economic conditions related to the COVID-19 pandemic (see “—Risks Related to the Real Estate Industry—Local market conditions may adversely affect our performance” and “—The current COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance”), could adversely impact our ability to implement our business strategy and make distributions to investors and could decrease the value of an investment in us.

Stockholders have no assurance of investment returns.

No assurance can be given that we will be able to meet our objectives or that we will be able to generate returns for our stockholders, or that the returns, if any, will be commensurate with the risks of investing in the type of investments made by us. Our investments are subject to a wide range of significant risks that could cause such investments to lose value. Our investments are speculative in nature and the possibility of partial or total loss of capital will exist. Accordingly, an investment in us should only be considered by persons able to withstand a total loss of their investment. Furthermore, our investment return objectives are targets only and there can be no assurance that we will achieve these objectives.

We may be required to pay for state tax obligations.

We own single family homes in 16 states. We may be subject to state and/or local tax obligations in some of those states as a result of the income generated from the SFR properties in those states. We may be required to withhold amounts from distributions otherwise payable to stockholders to satisfy these tax obligations.

Provisions providing for indemnification and limitation of liability in our charter and bylaws may limit investors’ rights of action.

Certain provisions providing for indemnification and limitation of liability contained in our charter and bylaws limit the rights of action otherwise available to the investors and other parties against our Board and/or certain of its officers and employees.

Our exemption from holding plan assets may have negative consequences.

We will be structured and operated in a manner intended to avoid holding the “plan assets” of “Benefit Plan Investors” (as defined under Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”)) with us being required to use reasonable commercial efforts to comply with one or more exceptions provided under Section 3(42) of ERISA and the Plan Asset Regulations. We will attempt to qualify for an exception provided for entities in which Benefit Plan Investors will hold less than 25% of the total value of each class of our equity interests. To qualify for this exception, we may limit the investment in us by Benefit Plan Investors, which in certain circumstances could have the result that (1) transfers of shares would be limited or (2) the shares of some stockholders would be subject to mandatory redemption. Alternatively, we will have the right to take whatever action we deem necessary (after consulting with counsel) to avoid our assets being treated as plan assets under any other exception under the Plan Asset Regulations, such as the venture capital operating company exception or the real estate operating company exception. To qualify for those exceptions, we may be required to decline to make certain investments that we would otherwise prefer to make, or we may be required to sell certain investments before we would otherwise prefer to do so. There can be no assurance that we will avoid holding plan assets under the foregoing exceptions. If our underlying assets were to be considered plan assets of a Benefit Plan Investor, we would be an ERISA fiduciary and would be subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply.

Our Board may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization, operations and property valuation, are determined by our Board. These policies may be amended or revised at any time and from time to time at the discretion of our Board without a vote of our stockholders. In addition, our Board may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, our results of operations, our cash flow, the price of our common stock and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Future issuances of debt securities and equity securities may negatively affect the value of our common stock and, in the case of equity securities, may be dilutive to owners of our common stock and could reduce the overall value of an investment in our common stock.

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for our common stock. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before holders of our common stock. We are not required to offer any such additional debt or equity securities to stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including common stock and convertible preferred stock), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the value of shares of our common stock. Any convertible preferred stock would have, and our Series A Preferred Stock has and any series or class of our preferred stock would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our common stock.

Holders of shares of our common stock do not have preemptive rights to any shares we issue in the future. Our charter authorizes the issuance of 500,000,000 shares of capital stock, consisting of 300,000,000 of Class A Common Stock, 100,000,000 shares of Class I Common Stock, and 100,000,000 shares of preferred stock, par value $0.01 per share, 16,000,000 shares of which have been classified as the Series A Preferred Stock. Our Board may increase the number of authorized shares of capital stock without stockholder approval. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings, including the Private Offering; (3) issue shares of our common stock under a long-term incentive plan to our non-employee directors or to employees of our Manager, Adviser or either of their affiliates; (4) issue shares to our Manager, Adviser, or either of their successors or assigns, in payment of an outstanding fee obligation (if permitted pursuant to the Advisory Agreement, the applicable Management Agreement or as otherwise may be agreed) or as consideration in a related-party transaction; or (5) issue shares of our common stock in connection with a redemption of OP Units. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of shares of our common stock will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of shares of our common stock may also experience a dilution in the book value of their investment in us.

Common stock eligible for future sale may have adverse effects on our share price.

There is no public market for our common stock and one is not guaranteed to develop. However, should one develop or should we determine to publicly list our common stock, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price, if any, of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price, if any, for our common stock.

We may issue additional shares in future public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to stockholders on a preemptive basis. Therefore, it may not be possible for stockholders to participate in such future share issuances, which may dilute such stockholders’ interests in us.

Risks Related to our Series A Preferred Stock

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could otherwise result in a premium price to our stockholders.

Our Board may classify or reclassify any unissued shares of common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

On October 7, 2020, the Company issued 2,440,000 shares of our Series A Preferred Stock. On December 30, 2020 the Company issued 1,100,000 shares of Series A Preferred Stock and on January 8, 2021 the Company issued 1,460,000 shares of Series A Preferred Stock. As of December 31, 2021, we have issued 5,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock rank, with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up, (1) senior to our common stock; (2) on parity with all equity securities issued by us with terms specifically providing that those equity securities rank on parity with the Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up; and (3) junior to all our existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Additionally, unless the mandatory redemption date is extended, if we fail to effect a mandatory redemption of the Series A Preferred Stock by October 7, 2027, and such non-compliance remains uncured by us on the nine-month anniversary following such date, the number of directors shall be automatically increased to such number as is necessary so that a majority of the outstanding shares of Series A Preferred Stock shall have the right at any time after such date to elect a majority of the members of our Board.

Risks Related to Our Business and the Single-Family Rental Housing Market

A significant portion of our costs and expenses are fixed and we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our business, such as real estate taxes, HOA fees, personal and property taxes, insurance, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. By contrast, our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

Increasing property taxes, HOA fees and insurance costs may negatively affect our financial results.

As a result of our substantial real estate holdings, the cost of property taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, a significant portion of our properties are located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments or insurance rise significantly and we are unable to increase rental rates due to rent control laws or other regulations to offset such increases, our results of operations would be negatively affected.

Our Portfolio will be concentrated in the single-family asset class; our Portfolio will also be geographically concentrated, which could adversely affect operations if either the targeted markets or asset class suffers from a negative event.

Our investments in real estate assets and debt secured by real estate assets are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results. In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders and cause the value of our capital stock to decline.

If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, the cash available for distribution will be adversely impacted.

The success of our business model will substantially depend on conditions in the SFR market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels, and if those assumptions prove to be inaccurate, our cash flows will be lower than expected.

Eventually, the rebound of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors, may contribute to trends that favor homeownership rather than renting. A softening of the rental market in our markets would reduce our rental revenue, which could adversely impact the cash available for distribution.

Competitive pressures from rental homes, multifamily units, and current high levels of home affordability in our target markets may have a material impact on our performance.

All of our houses are located in developed areas that include other single-family houses. The number of competitive houses in a particular area could have a material effect on our ability to lease our houses and on the rents charged. The pool of potential renters is reduced by those who choose to purchase, rather than rent, houses. In addition, multi-family properties, particularly apartment buildings, provide housing alternatives to potential renters of single-family houses. The continuing development of apartment buildings in many markets increases the supply of housing and may exacerbate the competition for renters.

We intend to continue expanding our scale of operations and make acquisitions even if there is a recovery in the rental and housing markets, which could adversely impact anticipated yields.

Our long-term growth depends on the availability of acquisition opportunities in our target markets at attractive pricing levels. We believe various factors and market conditions have made homes available for purchase at prices that are below replacement costs. We expect that, in the future, housing prices will stabilize and return to more normalized levels, and therefore future acquisitions may be more expensive. There are many factors that may cause a recovery in the housing market in our target markets that would result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:

•	improvements in the overall economy and job market in our target markets;
•	increased of consumer lending activity and greater availability of consumer credit;
•	improvements in the pricing and terms of mortgage-backed securities;
•	the emergence of increased competition for single-family assets from private investors and entities with similar investment objectives as us; and
•	tax or other government incentives that encourage homeownership.

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We plan to continue acquiring properties as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities and if such future acquisitions are funded through equity issuances, the yield and distributable cash will be reduced, and the value of our common stock may decline.

Acquiring properties during periods when the single-family home sector is experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our properties will not appreciate in value and may, instead, decrease in value.

The allocation of substantial amounts of capital for investment in the single-family home sector and significant competition for income producing real estate may inflate the purchase prices for such assets. To the extent we purchased, or in the future purchase, real estate in such an environment, it is possible that the value of such properties may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount paid for such properties. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the single-family home sector and the number of investors participating in the sector, could cause the value of our properties to decline.

Purchasing single-family properties through the foreclosure auction process subjects us to significant risks that could adversely affect our operating results, cash flows and ability to make distributions.

Our business plan involves acquiring single-family properties through the foreclosure auction process simultaneously in a number of markets, which involves monthly foreclosure auctions on the same day of the month in certain markets. In these instances, we are only able to visually inspect properties from the street and must purchase these properties without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. We also may encounter unexpected legal challenges and expenses in the foreclosure process. Upon acquiring a new property, we may have to evict residents who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming.

Further, when acquiring properties on an “as is” basis, title commitments are often not available prior to purchase, and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing or underwriting or purchasing the wrong residence. The policies, procedures and practices we implement to assess the state of title and leasing restrictions prior to purchase may not be effective, which could lead to a material if not complete loss on our investment in such properties. For properties we acquire through the foreclosure auction process, we do not obtain title commitments prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and no title insurance protection will be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property acquired, we risk loss of the property purchased. Any of these risks could adversely affect our operating results, cash flows and ability to make distributions to investors.

The failure to manage acquisitions or to integrate them with our existing business could negatively affect our financial condition and results of operations.

We have completed a number of strategic acquisitions in the past and intend to continue actively acquiring single family properties for rental operations as market conditions, including access to the debt and equity markets, dictate. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing, and is subject to numerous risks, including problems integrating the acquired properties, unanticipated costs associated with the acquisitions and increased legal and accounting compliance costs.

We may engage in expedited transactions that increase the risk of loss.

Our underwriting guidelines require a thorough analysis of many factors, including, among others, the underlying property’s financial performance and condition, geographic market assessment and future prospects of the property within the market. Investment analyses and decisions by us may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding the investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting an investment property. If we make the decision to purchase a property prior to the full completion of one or more of these analyses, we may fail to identify certain risks that we would otherwise have identified and we may suffer significant losses as a result. Therefore, no assurance can be given that we will have knowledge of all circumstances that may adversely affect an investment.

Properties acquired as part of portfolios or in bulk may subject us to a variety of risks.

Most of our properties have been, and we expect that a substantial portion of any future property acquisitions will be, purchased as portfolios in bulk from owners of portfolios of single-family homes. To the extent the management and leasing of such properties have not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during due diligence may not be accurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions.

Nearly all of our properties require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that tenant deposits and insurance may not cover.

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across properties prove to be materially inaccurate, our operating results and ability to make distributions to investors may be adversely affected.

Single-family properties that are being sold through short sales or foreclosure sales are subject to risks of theft, mold, infestation, vandalism, illegal activity on the premises, deterioration or other damage that could require extensive renovation prior to renting and adversely impact our operating results.

When a single-family property is put into foreclosure due to a default by the homeowner on its mortgage obligations or the value of the property is substantially below the outstanding principal balance on the mortgage and the homeowner decides to seek a short sale, the homeowner may abandon the property or cease to maintain the property as rigorously as the homeowner normally would. Neglected and vacant properties are subject to increased risks of theft, mold, infestation, vandalism, illegal activity on the premises, general deterioration and other maintenance problems that may persist without appropriate attention and remediation. If we begin to purchase a large volume of properties in bulk portfolio acquisitions and are not able to inspect them immediately before closing on the purchase, we may purchase properties that may be subject to these problems, which may result in maintenance and renovation costs and time frames that far exceed our estimates. These circumstances could substantially impair our ability to quickly renovate and lease such properties in a cost-efficient manner or at all, which would adversely impact our operating results.

As a result of current housing market conditions, potential renters may choose to purchase their residences, which could adversely impact the number and quality of our tenants.

Government sponsored programs, low interest rates, the large supply of foreclosed homes on the market, and depressed home values all pose threats to the SFR market. As a result of these low home prices and increased home affordability, potential renters may be encouraged to purchase homes rather than lease them. This may have a negative impact on the number and quality of our tenants.

Our real estate investments are illiquid, which limits our operational flexibility and may negatively affect our performance.

Real estate investments generally cannot be sold quickly. This inability to sell properties could adversely affect our ability to maximize sales proceeds.

Our business objectives could be impeded by not being able to obtain additional capital.

Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the debt or equity markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain debt or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

In addition, we may not be able to sell our properties quickly to raise capital. Investments in real estate are relatively illiquid compared to other investments. Accordingly, we may not be able to sell our properties when we desire or at prices acceptable to us in response to changes in economic or other conditions. In addition, the Code may limit our ability to sell properties held for less than two years. These limitations on our ability to sell our properties may adversely affect our cash flows, our ability to repay debt, and our ability to make distributions to our stockholders.

A number of our properties are part of HOAs, and we and our tenants are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.

As of December 31, 2021, approximately 5.0% of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our Manager and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

The inability to effectively integrate operating platforms and personnel may result in inefficiencies that could adversely affect our cash available for distribution.

To grow successfully, we must be able to apply our experience in managing real estate to a larger number of properties in our current markets and as we expand into new markets. In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our cash available for distribution to investors.

We rely on information supplied by prospective residents in managing our business.

We make leasing decisions based on our review of rental applications completed by the prospective resident. While we may seek to confirm or build on information provided in such rental applications through our own due diligence, including by conducting background checks, we rely on the information supplied to us by prospective residents to make leasing decisions, and we cannot be certain that this information is accurate. These applications are submitted to us at the time we evaluate a prospective resident and we do not require residents to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. For example, increases in unemployment levels or adverse economic conditions in certain of our markets may adversely affect the creditworthiness of our residents in such markets. Even though this information is not updated, we will use it to evaluate the characteristics of our Portfolio over time. If resident-supplied information is inaccurate or our residents’ creditworthiness declines over time, we may make poor or imperfect leasing decisions and our Portfolio may contain more risk than we believe.

We depend on our tenants for substantially all of our revenues. Poor tenant selection and defaults and nonrenewals by our tenants may adversely affect our reputation, financial performance and ability to make distributions.

We depend on rental income from tenants for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our markets could result in substantial tenant defaults. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property. In addition, we rely on information supplied by prospective residents in making tenant selections, which may in some cases be false.

Our leases are relatively short-term, exposing us to the risk that we may have to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all.

Substantially all of our new leases have a duration of one year. As such leases permit the residents to leave at the end of the lease term, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected. In addition, most of our potential residents are represented by leasing agents and we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may miss out on the ability to raise rents in an appreciating market and be locked into a lower rent until such lease expires.

Many factors impact the SFR market, and if rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash could decline.

The success of our business model depends, in part, on conditions in the SFR market in our markets. Our investment strategy is premised on assumptions about occupancy levels, rental rates, interest rates and other factors, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Government programs designed to keep homeowners in their homes and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of SFR properties will decrease, which may increase competition for residents, limit our strategic opportunities and increase the cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.

We are highly dependent on information systems and systems failures could significantly disrupt our business.

Our operations are dependent upon our information systems that support our business processes, including marketing, leasing, vendor communications, finance, intracompany communications, resident portal and property management platforms, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third party service providers, and a significant portion of our business operations are conducted over the Internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet or operations at our third-party service providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet or at our third-party service providers could negatively impact our operations.

Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, the Adviser and Manager may acquire and store sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our prospective and current residents, employees, and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. While the Adviser and Manager have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise the Adviser’s or Manager’s networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. An extended period of remote work arrangements due to the COVID-19 pandemic could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair the management of our business.

The SFR portfolios tend to be larger than portfolios in other property sectors and is a relatively new sector lacking publicly traded institutional owners, which could limit the quality and availability of data and financial information available on large SFR portfolios we acquire.

Unlike other property sectors, SFR portfolios tend to be extremely large. For example, as of December 31, 2021, we own over 16,500 individual assets across 16 states, whereas a large portfolio in a publicly traded multifamily REIT has on average 178 properties. Because each unit in an SFR portfolio is generally also an individual property, and financial records must be maintained on each individual property, the volume of data and information to be kept is larger in the SFR sector as compared to other sectors.

Also, there are a limited number of publicly traded companies that currently have exposure to SFR properties. Because the vast majority of the SFR portfolios with over 1,000 homes (or “institutional” portfolios) are held by private companies, many of the portfolios we seek to acquire do not have audited financial statements at the portfolio or company level, which creates a varied range in the quality of financial documentation and financial information available. Further, many SFR operators outsource property management to third party managers who produce and maintain the property level accounting. When we purchase a large portfolio of SFR assets or an entity that owns a large portfolio of SFR assets, we are largely dependent on the information provided by the property manager, which in many cases is an unrelated third party that is not contractually bound by the sales agreements. Since the SFR sector is relatively new, the third-party property managers may lack the quality, sophistication and institutionalization of third-party managers in other sectors. The inability to access quality data and financial information associated with large SFR portfolios that we acquire could significantly disrupt our business.

Risks Related to the Real Estate Industry

Our business has inherent general real estate risks.

Our Portfolio will be subject to the risks incident to the ownership and operation of real estate, including risks associated with the general economic climate, local real estate conditions (including the availability of excess supply of properties relative to demand), changes in the availability of debt financing, credit risk arising from the financial condition of tenants, buyers, and sellers of properties, geographic or market concentration, competition from other space, our ability to manage our Portfolio, government regulations (such as changes in regulations governing land usage, improvements, zoning, and environmental issues), liability arising out of the presence of certain construction materials, uninsurable losses, and fluctuations in interest rates. We will incur the burdens of ownership of real property, which include paying expenses and taxes, maintaining the investments, and ultimately disposing of our Portfolio. The possibility of partial or total loss of capital will exist, and prospective investors should not purchase our common stock unless they can readily bear the consequences of such loss.

Real estate historically has experienced fluctuations and cycles in value, and local market conditions may result in reductions in the value of real property. The marketability and value of real property will depend on many factors beyond our control, including changes in general or local economic conditions in various markets, changes in supply of, or demand for, competing properties in an area, changes in interest rates, the promulgation and enforcement of governmental regulations relating to land-use and zoning restrictions, issues relating to environmental protection and occupational safety, condemnation or other taking of property by the government, unavailability of mortgage funds, which may render the sale of an investment difficult, the financial condition of tenants, buyers, and sellers of investments, changes in real estate tax rates and operating expenses, the imposition of rent controls, energy and supply shortages, the availability and cost of property insurance, including insurance covering earthquake and acts of terrorism, and various uninsured or uninsurable risks and acts of God, natural disasters and other uninsurable losses. In addition, general economic conditions, as well as conditions of domestic and international financial markets, may adversely affect our operations. Furthermore, should the value of our investments decline, we may need to consider disposing of investments at inopportune times or using operating income to repay indebtedness in order to maintain compliance with debt covenants. There can be no assurance that there will be a ready market for the resale of investments, because investments generally will not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. Additionally, partial or complete sales, transfers, or other dispositions of investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. Accordingly, an investment in us requires a long-term commitment, with no certainty of return.

Local market conditions may adversely affect our performance.

We intend to focus our investment activity in target markets based on our belief in our investment strategy, which relies, in part, upon providing need-based housing to individuals with working-class jobs. Our strategy further relies, in part, upon market recoveries in our target markets. However, no assurance can be given that the real estate assets can be acquired at favorable prices or that the market for such assets will recover or continue to improve, as the case may be, since this will depend, in part, upon events and factors outside of our control, including, without limitation, local market and economic conditions in our target markets and the surrounding regions which may significantly affect rents and vacancy rates in our target markets. For example, a downturn in the local economy could lead to a decrease in rents and an increase in vacancy rates, which would significantly adversely affect our profitability and ability to satisfy our financial obligations. Accordingly, our performance and our ability to make distributions to investors could be materially and adversely affected by market and economic conditions in these geographic areas. The risks that may further affect conditions in these geographic areas include the following:

•	The local economic climate (which may be adversely affected by industry slowdowns, decreases in government spending, and other factors);
•	A downturn in the economy;
•	The local real estate conditions (such as an oversupply of properties);
•	A decline in business growth that adversely affects occupancy or rental rates;
•	The inability or unwillingness of tenants to pay rent increases;
•	An adverse change in local governmental procedures; and
•	The local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

Any of these risks could adversely affect our ability to achieve our desired yields on our investments and to make expected distributions to investors.

The COVID-19 pandemic has led to an economic slowdown in the U.S. and other countries. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate could result in a general decline in rents or an increased incidence of defaults under existing leases. Such adverse impacts from COVID-19 to the economy generally or to our real estate in particular could negatively impact, among other things, our rental income, the value of our real estate, and our ability to raise capital. If we cannot operate our Portfolio to meet our financial expectations or if we cannot raise adequate capital, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations or cash flow may be significantly negatively impacted.

We may experience heightened risks of vacancies.

A property may incur vacancy either by the continued default of the tenant under the lease, the expiration of a lease or the termination by the tenant of a lease. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to investors. Some of the leases for the properties in our Portfolio are scheduled to expire at the same time and as a result the cash flow from our Portfolio may be significantly diminished for a period of time. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies or with tenants suffering economically (for example, because of the current U.S. and global economic slowdown as a result of the COVID-19 pandemic) could suffer, which could further reduce or eliminate any return on an investor’s investment.

The current COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and continues to evolve, as COVID-19 cases rise again. Additionally, the emergence of new variants of COVID-19 are unpredictable and current vaccines and treatments may not be effective against new variants.

The COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, almost every industry directly or indirectly, which may adversely impact the ability of our tenants, some of whom may be restricted in their ability to work or to pay their rent as and when due. In addition, our property manager may be limited in its ability to properly maintain our properties.

The COVID-19 pandemic, and other future pandemics, could also materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance due to, among other factors:

•	reduced economic activity may cause certain of our tenants to be unable to meet their rent obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•

federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the order issued by the CDC to temporarily halt residential evictions to prevent further spread of COVID-19;

•

difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis, or at all;

•	weaker economic conditions due to the COVID-19 pandemic could require us to recognize future impairment losses;
•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants in our debt obligations and result in a default and potentially an acceleration of indebtedness;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties;
•

the potential negative impact on the health of the employees of our Adviser and our Manager, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption; and

•	the timing of the development and distribution of effective treatments for COVID-19 and future pandemics.

The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. The COVID-19 pandemic could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in this Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Inability to renew leases as leases expire may impact our financial performance.

When renters decide to leave our houses, whether they decide not to renew their leases or they leave before their lease expiration date, we may not be able to relet their houses. In addition, we may suffer unexpected losses from renters who leave prior to the expiration of the lease term without notice or payment of penalty to us as our ability to collect rent due under the lease will be limited in these circumstances. Even if the renters do renew or we can relet the houses, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the houses, or if the rental rates upon renewal or reletting are significantly lower than expected rates, our results of operations and financial condition will be adversely affected. Furthermore, there are seasonal fluctuations in rental activity with activity higher in the spring and summer than in the fall and winter. If renters do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions, including new construction of single-family houses and apartment buildings and excess inventory of single and multi-family housing, rental housing subsidized by the government, government programs that favor owner occupied housing over rental housing, slow or negative employment growth and household formation, the availability of low interest mortgages for single-family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation which could limit our ability to raise rents. Finally, the large quantity of foreclosed houses, along with the low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, have resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical house. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential tenants available to us and our ability to renew leases and/or raise rents. Consequently, our cash flow and ability to make distributions to investors could be reduced. In addition, we may be unable to quickly dispossess tenants in default under the applicable laws in certain jurisdictions resulting in delays in re-leasing properties.

We may experience deferred maintenance costs.

Before renting a home, we will typically perform a detailed assessment with an on-site review of each property to identify the scope of work to be completed. Beyond customary repairs, our Manager will usually focus on improvements that optimize overall property appeal and complete such improvements when appropriate and cost-effective as a means of maximizing the value of the property. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises and we will pay the cost of renovating.

We may not be able to obtain adequate insurance on all of our investments, resulting in the potential risk of excessively expensive premiums for insurance and/or uninsured losses.

We will attempt to obtain adequate insurance on all of our investments to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, tornadoes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our investments. In such instances we could be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our investments incur a casualty loss that is not fully insured, the value of our investments will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may have, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to investors.

Due diligence may not reveal all conditions.

We perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. If the materials provided to us are inaccurate, if we do not sufficiently investigate or follow up on matters brought to our attention as part of the due diligence process, or if the due diligence process fails to detect material facts that impact the value determination, we may acquire an investment that results in significant losses to us or may overpay for an investment, which would cause our performance to suffer.

Each of our real estate investments is subject to the effect of property taxes and assessments.

Each of our investments will be subject to real and personal property taxes and assessments. The real and personal property taxes on each investment may increase or decrease as property tax rates change and as such investments are assessed or reassessed by taxing authorities. If property taxes on the investments increase, our cash available for distribution to investors may be materially and adversely affected.

Compliance with governmental laws, regulations and covenants that are applicable to our properties or that may be passed in the future, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays, and adversely affect our growth strategy.

Rental homes are subject to various covenants and local laws, executive orders, administrative orders and regulatory requirements, including permitting, licensing and zoning requirements. Local regulations, including municipal or local ordinances, restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos cleanup or hazardous material abatement requirements. Additionally, such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses and approvals could have a material adverse effect on us and cause the value of our capital stock to decline.

Tenant relief laws, including laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.

As the landlord of numerous properties, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws and need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or actions by state or local law enforcement and our reputation and financial results may suffer. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation. Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

We may become a target of legal demands, litigation (including class actions) and negative publicity by tenant and consumer rights organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.

Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, such organizations may lobby local county and municipal attorneys or state attorneys’ general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Environmental hazards outside of our control and the cost of complying with governmental laws and regulations regarding these hazards may adversely affect our operations and performance.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to, among other things, environmental protection and human health and safety and access by persons with disabilities. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations (or our borrowers could suffer such liability), even if we did not cause the event(s) resulting in liability.

Environmental Laws Generally. Environmental laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the acts causing the contamination were legal, whether the contamination was present prior to a purchaser’s acquisition of a property, and whether an owner knew of such contamination. The conditions of investments at the time we acquire them, operations in the vicinity of our investments, such as the presence of underground tanks, or activities of unrelated third parties may affect the value or performance of our Portfolio.

Hazardous Substances. The presence of hazardous substances (on owned real estate), or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge investments as collateral for future borrowings. Any material expenditures, fines, or damages that we must pay will reduce our ability to make distributions to investors and may reduce the value of an investment in us. Additionally, compliance with new laws, ordinances or regulations may impose material environmental liability.

Asbestos Containing Materials. Certain U.S. federal, state, and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real property for personal injury associated with ACMs. In connection with our ownership and operation of real estate, we may incur costs associated with the removal of ACMs or liability to third parties.

Other Regulations. We will be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could adversely affect our performance and our ability to make distributions to investors.

Climate change may adversely affect our business.

To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and/or changes in precipitation and temperature, all of which may result in physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.

We are subject to risks from natural disasters such as severe weather.

Natural disasters and severe weather such as tornadoes, wind, or floods may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as a flood) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next.

Eminent domain could lead to material losses on our investments in our properties.

Governmental authorities may exercise eminent domain to acquire the land on which our properties are built in order to build roads and other infrastructure. Such an action could have a material adverse effect on the financial viability and marketability of that property, and, as a result, our results of operations and our ability to make distributions to investors. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. In addition, “fair value” could be substantially less than the real market value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain.

Contingent or unknown liabilities could adversely affect our financial condition.

Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisitions may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of its insurance coverage, we might have to pay substantial sums to settle or cure it, which could adversely affect our business. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

In addition, purchases of single-family homes acquired as part of a portfolio or in bulk purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers of such properties. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate.

Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.

We use local and national third-party vendors and service providers to provide certain services for our properties. For example, we typically engage third-party home improvement professionals with respect to certain maintenance and specialty services, such as heating, ventilation and air conditioning systems, roofing, painting and floor installations. Selecting, managing and supervising these third-party service providers requires significant resources and expertise, and because our Portfolio consists of geographically dispersed properties, our ability to adequately select, manage and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated. We have entered into a three-year contract with a third-party vendor to provide certain services for our properties. Because of the large volume of services under this contract, only a limited number of companies are capable of servicing our needs on this scale. Accordingly, the inability or unwillingness of this vendor, to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event due diligence did not identify any issues that lower the value of the property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental revenue from that property.

The costs of complying with new and existing laws and regulations may adversely affect the values of our properties or affect our ability to attract and retain tenants.

Federal, state, and local governments and governmental agencies may adopt, create or amend laws, regulations, or ordinances related to property acquisitions, tenants, or landlords that could negatively affect our operations and our ability to effectively manage our properties.

Risks Associated with Debt Financing

General debt financing risks related to the use of leverage in connection with executing our business strategy may result in increased risk for investors.

We employ leverage and may continue to utilize leverage or enter into hedging agreements related to our debt in connection with our respective investments. Use of leverage subjects the investments to risks normally associated with debt financing, including the risk that cash flows will be insufficient to meet required payments of principal and interest, the risk that the value of collateral may decrease, forcing us to dispose of investments at inopportune times to reduce leverage and maintain compliance, the risk that indebtedness on the investments will not be able to be refinanced, or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

Significant borrowings increase the risks of an investment in us. If there is a shortfall between the cash flow from investments and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the investment securing the loan that is in default, thus reducing the value of an investment in us.

Currently, financing for investments in single-family homes is generally available, but there can be no guarantee that sufficient financing will be available to us in the future.

Under current lending conditions, financing for investment single-family houses is generally available. However, there can be no assurance that we will be able to obtain financing on favorable terms, if at all.

Interest rate risk on our debt may adversely affect our performance and our ability to make distributions to stockholders.

As of December 31, 2021, $641.3 million of our total debt outstanding bears interest at floating interest rates, and we may also borrow additional funds at floating interest rates in the future, including $260.0 million and $305.0 million available for borrowing under the JPM Facility and Warehouse Facility, respectively, as of December 31, 2021. As of December 31, 2021, 5 interest rate swap agreements, with a combined notional amount of $320.0 million with terms expiring in 2024 and 2025, effectively fix the interest rate on $320.0 million, or 50%, of our $641.3 million of floating rate debt outstanding. Except to the extent we have arrangements in place that hedge against the risk of rising interests rates, an increase in interest rates could increase required debt service payments on floating rate debt and could reduce funds available for operations, future business opportunities, and distributions to stockholders. If we need to repay debt during times of rising interest rates, we could be forced to dispose of properties on unfavorable terms, which may not permit realization of the maximum return on such investments.

Interest-only indebtedness may increase our risk of default.

As of December 31, 2021, $766.0 million of our debt outstanding was interest-only. Additionally, we may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. For all of this indebtedness other than the Initial Mortgage, interest is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. For our Initial Mortgage, interest is payable monthly during the loan term and principal payments based on a 30 year amortization schedule are required during the last 36 months of the loan and the remainder of the principal, or a balloon payment, is payable at maturity. These required balloon payments may increase our risk of default under the related loan because we may not have the required funds to repay the principal as required under the agreements. These required principal or balloon payments may increase our risk of default under the related loan if we do not have funds available or are unable to refinance the obligation. Additionally, if we default on the payment of principal under one of our agreements, it may cause cross defaults under our other credit agreements. In order to make the required principal or balloon payments, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2021, there was $778.7 million of debt outstanding related to our Portfolio.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants which we may be subject to;
•	subject us to increased sensitivity to interest rate increases;
•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;
•	limit our ability to withstand competitive pressures;
•	limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these consequences were to materialize, our financial condition, results of operations, cash flow and price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR when necessary. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit  LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

Approximately 82% of our debt outstanding as of December 31, 2021 pays interest at a variable rate that is tied to LIBOR. If LIBOR is no longer available, our loan documents generally allow the lender, in some cases in coordination with us, to choose a new index based upon comparable information. If LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our rental homes.

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our rental homes because defaults thereunder, and/or the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure of any of our rental homes would be treated as a sale of the home for a purchase price equal to the outstanding balance of the indebtedness secured by such rental home. If the outstanding balance of the indebtedness secured by such rental home exceeds our tax basis in the rental home, we would recognize taxable income on foreclosure without receiving any cash proceeds.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our existing debt agreements contain, and future debt agreements may contain, financial and/or operating covenants including, among other things, certain coverage ratios, as well as limitations on the ability to incur additional secured and unsecured debt and otherwise affect our distribution and operating policies. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. A default under one of our debt agreements could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require and enforce their respective interests against existing collateral. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations. Additionally, borrowing base requirements associated with our financing arrangements may prevent us from drawing upon our total maximum capacity under these financing arrangements if sufficient collateral, in accordance with our facility agreements, is not available.

For example, some of our debt agreements require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing our Portfolio. Upon the occurrence of an event of default or failure to satisfy the required financial covenants, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Other Risks

We may be subject to requirements under the USA PATRIOT Act of 2001 and the regulations of the Treasury Department’s Office of Foreign Assets Control.

We may be subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amends the Bank Secrecy Act and was designed to detect and deter money laundering and terrorist financing activity. The USA PATRIOT Act requires subject businesses to establish anti-money laundering compliance programs that must include policies and procedures to verify investor identity at account opening and to detect and report suspicious transactions to the government. Institutions subject to the USA PATRIOT Act must also implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Compliance with the USA PATRIOT Act may result in additional financial expenses for us and may subject us to additional liability. Our failure to comply with regulations of the Treasury Department’s Office of Foreign Assets Control applicable to it could have similar or additional negative consequences to those under the USA PATRIOT Act.

Risks Related to Tax

Failure to qualify as a REIT for U.S. federal income tax purposes would have a material adverse effect on us.

We elected to be taxed as a REIT under the Code. Our qualification as a REIT will require us to satisfy numerous requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We expect that our current organization and proposed method of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect, which could result in our disqualification as a REIT. If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our REIT taxable income at the corporate tax rate, could be subject to increased state and local taxes, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the IRS granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would materially and adversely affect us. In addition, we would no longer be required to make distributions to our stockholders.

As a REIT, we may be subject to tax liabilities that reduce our cash flow.

Even if we continue to qualify as a REIT, for U.S. federal income tax purposes, we may be subject to certain U.S. federal, state and local taxes on our income or property, including the following:

•

To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction and including net capital gains), we will be subject to U. S. federal income tax on the undistributed income at the corporate income tax rate.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions that we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay U.S. federal income tax on that income at the corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our net gain will be subject to the 100% “prohibited transaction” tax.

•	We may be subject to state and local taxes on our income or property, either directly or indirectly because of the taxation of entities through which we indirectly own our assets.
•	Our subsidiaries that are “taxable REIT subsidiaries” (“TRSs”) would generally be required to pay U.S. federal (and applicable state and local) corporate income tax on their earnings.

To qualify as a REIT, we must meet annual distribution requirements, which could result in material harm to the Company if they are not met.

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gains. In addition, if we fail to distribute to our stockholders during each calendar year at least the sum of (a) 85% of our ordinary income for such year; (b) 95% of our capital gain net income for such year; and (c) any undistributed REIT taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (1) the amounts actually distributed by us and (2) retained amounts on which we pay U.S. federal income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or raise capital on a short-term or long-term basis, or to borrow funds even if the then-prevailing market conditions are not favorable for these borrowings, to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. Our inability to make required distributions as a result of such covenants could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to raise capital or liquidate investments in unfavorable market conditions and, therefore, may hinder our performance.

As a REIT, at the end of each quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and other qualifying real estate assets. The remainder of our investments in securities (other than government securities, securities issued by a TRS and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of the quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering material adverse tax consequences. The need to comply with the 75% asset test and 20% TRS securities test on an ongoing basis potentially could require us in the future to limit the future acquisition of, or to dispose of, nonqualifying assets, limit the future expansion of any TRS’s assets and operations or dispose of or curtail TRS assets and operations, which could adversely affect our business and could have the effect of reducing our income and amounts available for distribution to our stockholders.

If our OP failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We believe that our OP will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our OP generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our OP’s income. We cannot assure you, however, that the IRS will not challenge the status of our OP or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our OP or any other such subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes (including by reason of being classified as a publicly traded partnership or “taxable mortgage pool” for U.S. federal income tax purposes), we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our OP or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would significantly reduce the amount of cash available for debt service and for distribution to its partners, including us.

The prohibited transactions tax may limit our ability to engage in sale transactions.

For so long as we qualify as a REIT, our ability to dispose of assets may be restricted to a substantial extent as a result of our REIT qualification. A REIT’s income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property other than foreclosure property, held as inventory or primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property or debt instruments that we hold. Although a safe harbor is available, for which certain sales of property by a REIT are not subject to the 100% prohibited transaction tax, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as inventory or held primarily for sale to customers in the ordinary course of a trade or business. Consequently, we may choose not to engage in certain sales of our properties or we may conduct such sales through our TRSs, which would be subject to U.S. federal and state income taxation at corporate rates. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through our TRSs to avoid the 100% prohibited transactions tax.

The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits.

You may be restricted from acquiring or transferring certain amounts of our stock.

The restrictions on ownership and transfer in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary to preserve our qualification as a REIT. Unless exempted by our Board, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of any class or series of our capital stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such ownership limits would, among other things, result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT.

We may be subject to adverse legislative or regulatory tax changes.

The U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which could result in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict the long-term effect of any future law changes on REITs and their stockholders. Prospective investors are urged to consult with their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our stock.

We and our subsidiaries and stockholders may be subject to state, local or foreign taxation in various jurisdictions including those in which we or they transact business, own property or reside.

We may own real property assets located in numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our stock.

Dividends payable by REITs generally are taxed at the higher ordinary income rate, which could reduce the net cash received by stockholders and may be detrimental to our ability to raise additional funds through any future sale of our stock.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to their stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026). To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our stock, and could be detrimental to our ability to raise additional funds through the future sale of our stock.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”) or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to qualify and to maintain our qualification as a REIT. This exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or, subject to the limitations on the value of and income from our TRSs, implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Risks Related to Conflicts of Interest

Certain of our officers will have conflicts of interest.

Certain of our officers will have conflicts of interest in allocating their time between us and their other business activities, including that of our Adviser or our Manager, and none of our officers will devote all of such officer’s business time and attention to our activities.

Conflicts may arise in connection with allocation of services and costs.

Affiliates of our Adviser own, and may continue to own in the future, other properties outside our Portfolio, which may result in a conflict of allocation of services and costs.

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

As a result of these changes, NexPoint and our Adviser are no longer under common control with Highland or a related person of Highland. Mr. Dondero is the beneficial owner of our Adviser. Under the Fifth Amended Plan of Reorganization, Highland terminated the Shared Services Agreement with NexPoint. However, NexPoint and our Adviser have been able to continue to receive these services through a transfer of personnel, equipment and facilities from Highland either to NexPoint or to a third-party service provider. Employees of a third-party service provider that provides services to NexPoint or our Adviser could face conflicts arising from, for example, NexPoint or our Adviser acting separately with respect to investment determinations on assets commonly held by clients respectively of NexPoint or our Adviser, although any such persons will not have sole investment discretion with respect to any determinations made by NexPoint or Adviser for its clients.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Please refer to Item 1. “Business” of this Form 10-K for information concerning our properties.

Item 3. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of February 18, 2022, we had approximately 23,343,254 shares of Class A common stock outstanding held by a total of approximately 6,105 record holders. The number of record holders is based on the records of DST Systems, Inc., who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

There is no public trading market for the Company's shares. The Company's shares are privately issued via a Regulation D offering at the NAV per share in effect at the date of purchase. Refer to Item 1 for our NAV per share since inception. The Company intends to pay cash dividends in the near future and anticipates the dividend per share will not change from the historical rate.

Repurchase of Shares

The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the most recent NAV per share in effect, which will generally be equal to our prior quarter’s or month’s NAV per share. The Share Repurchase Plan began on November 1, 2019. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see Exhibit 4.1 to this Form 10-K. The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	122,192	51.38	122,192	57,441
Total	122,192	$51.38	122,192	$57,441

Common Stock and Common Stock DRIP

During the year ended December 31, 2021, we issued 12,401,537 shares of common stock through the Private Offering and 389,691 shares through our DRIP, resulting in gross offering proceeds of approximately $546.6 million. During the year ended December 31, 2021, we paid (or Raymond James has collected upfront) an aggregate of approximately $22.9 million in selling commissions and we have incurred approximately $3.7 million in additional offering expenses, resulting in net proceeds to us of approximately $520.6 million. No underwriting discount or commission is applicable to sales through the common stock DRIP. We contributed the majority of the net proceeds from the Private Offering to our OP in exchange for OP Units. Our OP has used the net proceeds from the Private Offering primarily to acquire additional SFR properties in new and existing markets and maintain existing SFR properties in our Portfolio.

The following table provides information regarding the sale of shares of our common stock in the Private Offering and through the common stock DRIP during the year ended December 31, 2021 (dollar amounts in thousands, except per share sale price):

	Common Stock Private Offering			Common Stock DRIP
Date	Shares Sold	Sale Price (1)	Gross Proceeds	Shares Reinvested	Sale Price (2)	Gross Proceeds (3)	Total Gross Proceeds
January	593,303	$36.07	$21,398	—	$—	$—	$21,398
February	582,140	38.19	22,231	—	—	—	22,231
March	985,731	37.84	37,297	80,493	35.75	2,878	40,175
April	596,494	38.55	22,993	—	—	—	22,993
May	827,482	38.87	32,165	—	—	—	32,165
June	983,278	39.50	38,844	92,077	37.52	3,455	42,299
July	2,157,422	40.02	86,335	—	—	—	86,335
August	1,498,756	43.29	64,874	—	—	—	64,874
September	1,816,249	46.06	83,655	102,402	44.79	4,587	88,242
October	814,141	49.09	39,963	—	—	—	39,963
November	721,831	50.53	36,473	—	—	—	36,473
December	824,710	53.03	43,736	114,719	49.84	5,718	49,454
Total	12,401,537		$529,964	389,691		$16,638	$546,602

(1)	Sale price is the per share weighted average for the corresponding month which includes upfront selling costs.
(2)	Common stock DRIP shares are generally purchased at a discounted rate of 97% of the NAV in effect.
(3)

For shares of common stock issued under the common stock DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 8 to the consolidated financial statements included in this annual report for further discussion.

NexPoint Securities, Inc., an entity under common ownership with the Adviser, serves as the Dealer Manager for the Private Offering and Raymond James and other unaffiliated broker-dealers serve as non-exclusive placement agents through selling agreements between each placement agent and the Company.

None of the shares of our common stock set forth in the table above were registered under the Securities Act, in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act. All of the shares of our common stock set forth in the table above were sold to persons who represented to us in writing that they qualified as an “accredited investor,” as such term is defined by Regulation D promulgated under the Securities Act.

6.50% Series A Cumulative Redeemable Preferred Stock

On September 30, 2020, we commenced a private placement in an initial amount of up to $75 million of shares of our Series A Preferred Stock pursuant to the safe harbor of Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act (the “Preferred Offering”), which was subsequently increased to $125 million. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions.

Each investor in the Preferred Offering was required to make certain representations to us, including that such investor is an “accredited investor”, as defined in Rule 501(a) under the Securities Act, and that such investor is acquiring our Series A Preferred Stock for such investor’s own account, for investment purposes only and not with a view to its distribution.

On January 8, 2021, we issued 1,460,000 shares of our Series A Preferred Stock, resulting in a gross offering proceeds of approximately $36.5 million. Raymond James & Associates, Inc. served as the exclusive placement agent for the Preferred Offering. During the year ended December 31, 2021, we paid an aggregate of approximately $1.1 million in selling commissions and incurred approximately $0.3 million in additional offering expenses, resulting in net proceeds to us of approximately $35.1 million. This was the only Preferred Share issuance in 2021.

We contributed the net proceeds from the Preferred Offering to our OP in exchange for Series A cumulative redeemable preferred units of our OP, which units have the same or substantially similar designations, preferences and rights as our Series A Preferred Stock. Our OP used the net proceeds from the Preferred Offering primarily to acquire new SFR properties, repay a portion of the indebtedness outstanding under the Warehouse Facility and for general corporate purposes.

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

The Company is an owner and operator of SFR homes for lease. As of December 31, 2021, our Portfolio consisted of 16,891 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2021, the Portfolio had occupancy of approximately 81.9% with a weighted average monthly effective rent of $1,067 per occupied home. As of December 31, 2021, the Portfolio had a stabilized occupancy of approximately 95.2% with a weighted average monthly stabilized effective rent of $1,074 per occupied home and 49.7% of homes in our Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of December 31, 2021, there were 22,300,100 OP Units outstanding, of which 18,673,164 Class A OP Units, or 83.7% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.

As of December 31, 2020, our Portfolio consisted of 9,282 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2020, the Portfolio had occupancy of approximately 83.7% with a weighted average monthly effective rent of $969 per occupied home. As of December 31, 2020, the Portfolio had a stabilized occupancy of approximately 96.5% with a weighted average monthly effective rent of $989 per occupied stabilized home and 36.6% of homes in our Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. As of December 31, 2020, there were 11,479,785 OP Units outstanding, of which 8,045,094, or 70.1%, were owned by the Company.

We are primarily focused on acquiring, renovating, leasing, maintaining and otherwise managing SFR home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. We intend to employ targeted management and a value-add program at a majority of our homes in an attempt to improve rental rates and the net operating income (“NOI”) at our homes, maximize cash flow, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. We are externally managed by the Adviser through the Advisory Agreement, which was renewed on November 1, 2021 and will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.

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

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through the Private Offering under Regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Private Offering expires on November 1, 2023 but may be extended for up to two times for one year for each extension at the Board’s discretion. The initial offering price for Shares sold through the Private Offering was $25.00 per share. The Company conducts periodic closings and sells Shares at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. For sales through Raymond James, the purchaser subscribes for a gross amount based on NAV per share and separately pays the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribes for a gross amount based on a public offering price (“POP”), which includes the applicable upfront fees and commissions. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.

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

COVID-19

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term. In response to the COVID-19 pandemic, in March 2021, Congress finalized the American Rescue Plan, a $1.9 trillion relief bill, which includes an additional $1,400 stimulus payment, approximately $25 billion in rental assistance for low and moderate-income households who have lost jobs during the COVID-19 pandemic, and approximately $5 billion to help struggling renters pay their utility bills. The eviction moratoriums and protections provided by the Coronavirus Aid, Relief, and Economic Security Act have generally expired or are no longer in effect. Since the outbreak, we have provided limited payment plans if certain criteria are met by residents. The duration of a payment plan is determined on a case by case basis, and ultimately the tenant is expected to make rent payments in full over time. As of December 31, 2021, approximately 0.7% of our residents were on a limited payment plan. The Company has not granted any direct rent reductions to residents as of December 31, 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business.

Our Portfolio

Since our formation, we have significantly grown our Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of December 31, 2021 and 2020, the Company, through the OP’s SPEs, indirectly owned an interest in 16,891 and 9,282 homes, respectively, in 16 and 10 states, respectively. As of December 31, 2021 and 2020, the Portfolio had an occupancy of 81.9% and 83.7%, respectively, and a weighted average monthly effective rent of $1,067 and $969, respectively, per occupied home. As of December 31, 2021 and 2020, the occupancy of stabilized homes in our Portfolio was 95.2% and 96.5%, respectively, and the weighted average effective rent of occupied stabilized homes was $1,074 and $989, respectively. As of December 31, 2021 and 2020, 49.7% and 36.6%, respectively, of homes in our Portfolio were excluded from being stabilized because the homes were in rehabilitation or were purchased with tenants in place. The table below provides summary information regarding our Portfolio as of December 31, 2021.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,031	90.7%	$1,117	2,083	96.8%	$1,127
Dayton	OH	2,742	90.1%	1,019	2,244	97.3%	1,007
Columbus	OH	1,499	93.1%	1,108	1,203	97.4%	1,115
St. Louis	MO	1,696	79.9%	1,010	596	92.1%	991
Indianapolis	IN	1,308	83.0%	1,081	571	88.6%	1,104
Birmingham	AL	814	79.0%	1,128	92	85.9%	1,244
Columbia	SC	784	82.7%	1,195	107	89.7%	1,259
Kansas City	MO, KS	742	77.4%	1,071	345	91.0%	1,030
Jackson	MS	789	57.8%	1,046	185	93.0%	1,160
Memphis	TN, MS	626	84.0%	911	385	93.0%	927
Augusta	GA, SC	555	73.5%	973	69	94.2%	1,130
Milwaukee	WI	655	72.1%	1,073	212	90.6%	1,195
Pittsburgh	PA	401	59.1%	951	86	97.7%	1,071
Greenville	SC	253	77.5%	1,177	39	92.3%	1,346
Little Rock	AR	286	44.4%	900	85	97.6%	930
Huntsville	AL	180	75.0%	1,146	34	79.4%	1,261
Omaha	NE, IA	206	60.2%	1,167	74	100.0%	1,169
Triad	NC	161	83.2%	1,083	46	97.8%	1,152
Montgomery	AL	161	56.5%	1,033	35	94.3%	1,146
Sub-Total/Average		16,889	81.9%	$1,067	8,491	95.2%	$1,074
Held for Sale		2	n/a	n/a	n/a	n/a	n/a
Total/Average		16,891	81.9%	$1,067	8,491	95.2%	$1,074

As of December 31, 2019, the Company, through the OP’s SPEs, indirectly owned an interest in 6,910 homes. As of December 31, 2019, the Portfolio had occupancy of 81.3% (excluding third-party managed units), and the weighted average monthly effective rent was $936 (excluding third-party managed units). As of December 31, 2019, the occupancy of stabilized homes in our Portfolio was 94.0%, and the weighted average effective rent of stabilized occupied homes was $952. As of December 31, 2019, 37.2% of homes in our Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place.

Prager Portfolio Acquisition

We expect the Prager Portfolio to add to our revenue as well as add to our operating expenses in 2022. The anticipated increase in revenue related to the Prager Portfolio is expected to be primarily related to rental revenue on homes acquired with tenants in place. The anticipated increase in operating expenses related to the Prager Portfolio is expected to be primarily related to increases in property taxes, property management fees, repairs and maintenance, utilities and insurance costs. Overall, we expect the Prager Portfolio to be accretive to our results of operations as we increase the Prager Portfolio’s occupancies and effective rents.

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

Expenses

Property operating expenses. Property operating expenses include property maintenance costs, turn costs (costs incurred in making a home ready for the next resident after the prior resident vacates the home), leasing costs and the associated salary and employee benefit costs, utilities, vehicle leases and HOA fees. Certain property operating costs are capitalized in accordance with our capitalization policy. Certain turn costs are capitalized to buildings and improvements if they improve the condition of the home or return it to its original condition and exceed $1,500 in cost. Upon being occupied, expenditures up to $1,500 for ordinary repairs and maintenance thereafter are expensed as incurred, and we capitalize expenditures that improve the condition of the home in excess of $1,500.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each home. Insurance includes the cost of property, general liability, and other needed insurance for each property. Certain real estate taxes and insurance costs are capitalized in accordance with our capitalization policy.

Property management fees. Property management fees include fees paid to the Manager for managing each property, presented net of fee rebates related to the Manager Cap (see Note 12 to our consolidated financial statements).

Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 12 to our consolidated financial statements).

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

Interest expense. Interest expense primarily includes the cost of interest expense on debt, payments and receipts related to our interest rate swap agreements and the amortization of deferred financing costs. Certain interest costs are capitalized in accordance with our capitalization policy.

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

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

The year ended December 31, 2021 compared to the year ended December 31, 2020

The following table sets forth a summary of our operating results for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
Total revenues	$156,941	$76,454	$80,487
Total expenses	(156,882)	(77,470)	(79,412)
Loss on sales of real estate	(203)	(930)	727
Casualty gain, net of insurance proceeds	205	281	(76)
Net income/(loss)	61	(1,665)	1,726
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,837	1,052	7,785
Net loss attributable to redeemable noncontrolling interests in the OP	(144)	(570)	426
Net loss attributable to common stockholders	$(8,632)	$(2,147)	$(6,485)

The change in our net income/(loss) between the periods primarily relates to increases in rental income, partially offset by increases in total property operating expenses, advisory fees, corporate general and administrative expenses, depreciation and amortization and interest expense.

Revenues

Rental income. Rental income was $153.4 million for the year ended December 31, 2021 compared to $74.9 million for the year ended December 31, 2020, which was an increase of $78.5 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021.

Other income. Other income was $3.5 million for the year ended December 31, 2021 compared to $1.6 million for the year ended December 31, 2020, which was an increase of $1.9 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Expenses

Property operating expenses. Property operating expenses were $26.1 million for the year ended December 31, 2021 compared to $15.7 million for the year ended December 31, 2020, which was an increase of $10.4 million. The increase between the periods was primarily due to our acquisition activity in 2021, partially offset by amounts capitalized. For the year ended December 31, 2021 and 2020, turn costs represented approximately 15% and 17%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $27.5 million for the year ended December 31, 2021 compared to $15.4 million for the year ended December 31, 2020, which was an increase of $12.1 million. The increase between the periods was primarily due to our acquisition activity in 2021 as well as increases in our real estate taxes as a result of increases in property valuations, partially offset by amounts capitalized.

Property management fees. Property management fees were $7.6 million for the year ended December 31, 2021 compared to $4.6 million for the year ended December 31, 2020, which was an increase of $3.0 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates in 2021, partially offset by an increase in the fee rebate related to the Manager Cap.

Advisory fees. Advisory fees were $8.3 million for the year ended December 31, 2021 compared to $3.3 million for the year ended December 31, 2020, which was an increase of $5.0 million. The increase between the periods was primarily due to our equity raising activity in 2021 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $7.3 million for the year ended December 31, 2021 compared to $4.3 million for the year ended December 31, 2020, which was an increase of $3.0 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $6.4 million for the year ended December 31, 2021 compared to $2.8 million for the year ended December 31, 2020, which was an increase of $3.6 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Depreciation and amortization. Depreciation and amortization costs were $48.6 million for the year ended December 31, 2021 compared to $20.4 million for the year ended December 31, 2020, which was an increase of $28.2 million. The increase between the periods was primarily due to our acquisition activity in 2021.

Interest expense. Interest expense was $25.2 million for the year ended December 31, 2021 compared to $10.9 million for the year ended December 31, 2020, which was an increase of $14.3 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding during 2021. The following table details the various costs included in interest expense for the year ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
Gross interest cost	$29,553	$11,952	$17,601
Capitalized interest	(4,364)	(1,051)	(3,313)
Interest expense	$25,189	$10,901	$14,288

Loss on sales of real estate. Loss on sales of real estate was $0.2 million for the year ended December 31, 2021 compared to $0.9 million for the year ended December 31, 2020, which was a decrease of $0.7 million. During the year ended December 31, 2021, we sold 30 homes and during the year ended December 31, 2020, we sold 69 homes. The homes sold were generally not part of the Company's expansion strategy but were acquired as a part of portfolio transactions; generally, they were immediately categorized as held for sale and were subsequently sold.

Casualty gain, net of insurance proceeds. Casualty gain, net of insurance proceeds, was $0.2 million for the year ended December 31, 2021 compared to casualty gain, net of insurance proceeds, of $0.3 million for the year ended December 31, 2020, which was a decrease of $0.1 million. The decrease between the periods is primarily due to a decrease in casualty events in 2021.

The year ended December 31, 2020 compared to the year ended December 31, 2019

The following table sets forth a summary of our operating results for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
Total revenues	$76,454	$52,324	$24,130
Total expenses	(77,470)	(53,944)	(23,526)
Loss on sales of real estate	(930)	(44)	(886)
Casualty gain, net of insurance proceeds	281	22	259
Net loss	(1,665)	(1,642)	(23)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	1,052	—	1,052
Net loss attributable to redeemable noncontrolling interests in the OP	(570)	(967)	397
Net loss attributable to common stockholders	$(2,147)	$(675)	$(1,472)

The change in our net loss between the periods primarily relates to increases in total property operating expenses, advisory fees, corporate general and administrative expenses, depreciation and amortization and interest expense, partially offset by increases in rental income.

Revenues

Rental income. Rental income was $74.9 million for the year ended December 31, 2020 compared to $51.0 million for the year ended December 31, 2019, which was an increase of $23.9 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates and occupancy levels in 2020.

Other income. Other income was $1.6 million for the year ended December 31, 2020 compared to $1.4 million for the year ended December 31, 2019, which was an increase of $0.2 million. The increase between the periods was primarily due to our acquisition activity in 2020, which was partially offset by decreases in certain other income items as a result of the impact of COVID-19 such as move-out charges.

Expenses

Property operating expenses. Property operating expenses were $15.7 million for the year ended December 31, 2020 compared to $10.7 million for the year ended December 31, 2019, which was an increase of $5.0 million. The increase between the periods was primarily due to our acquisition activity in 2020. For the year ended December 31, 2020 and 2019, turn costs represented approximately 17% and 24%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $15.4 million for the year ended December 31, 2020 compared to $9.4 million for the year ended December 31, 2019, which was an increase of $6.0 million. The increase between the periods was primarily due to our acquisition activity in 2020 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $4.6 million for the year ended December 31, 2020 compared to $3.2 million for the year ended December 31, 2019, which was an increase of $1.4 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates and occupancy levels in 2020.

Advisory fees. Advisory fees were $3.3 million for the year ended December 31, 2020 compared to $1.7 million for the year ended December 31, 2019, which was an increase of $1.6 million. The increase between the periods was primarily due to our equity raising activity in 2020 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.3 million for the year ended December 31, 2020 compared to $1.4 million for the year ended December 31, 2019, which was an increase of $2.9 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations gained scale.

Property general and administrative expenses. Property general and administrative expenses were $2.8 million for the year ended December 31, 2020 compared to $1.6 million for the year ended December 31, 2019, which was an increase of $1.2 million. The increase between the periods was primarily due to our acquisition activity in 2020.

Depreciation and amortization. Depreciation and amortization costs were $20.4 million for the year ended December 31, 2020 compared to $16.1 million for the year ended December 31, 2019, which was an increase of $4.3 million. The increase between the periods was primarily due to our acquisition activity in 2020.

Interest expense. Interest expense was $10.9 million for the year ended December 31, 2020 compared to $9.8 million for the year ended December 31, 2019, which was an increase of $1.1 million. The increase between the periods was primarily due to an increase in interest on debt, as we increased our total debt principal outstanding during 2020, which was partially offset by a decrease in LIBOR. The following table details the various costs included in interest expense for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
Gross interest cost	$11,952	$9,813	$2,139
Capitalized interest	(1,051)	—	(1,051)
Interest expense	$10,901	$9,813	$1,088

Loss on sales of real estate. Loss on sales of real estate was $0.9 million for the year ended December 31, 2020 compared to less than $0.1 million for the year ended December 31, 2019, which was an increase of approximately $0.9 million. During the year ended December 31, 2020, we sold 69 homes and during the year ended December 31, 2019, we sold 13 homes. The homes sold were generally not part of the Company’s expansion strategy but were acquired as part of larger portfolio transactions. They were immediately categorized as held for sale and were subsequently sold.

Casualty gain, net of insurance proceeds. Casualty gain, net of insurance proceeds, was $0.3 million for the year ended December 31, 2020 compared to less than $0.1 million for the year ended December 31, 2019, which was an increase of $0.3 million. The increase between the periods was primarily due to an increase in homes affected by fires which resulted in increased insurance proceeds.

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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the years ended December 31, 2021, 2020 and 2019 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net income/(loss)	$61	$(1,665)	$(1,642)
Adjustments to reconcile net income (loss) to NOI:
Advisory fees	8,281	3,271	1,710
Corporate general and administrative expenses	7,257	4,313	1,414
Depreciation and amortization	48,573	20,447	16,081
Interest expense	25,189	10,901	9,813
Loss on sales of real estate	203	930	44
Casualty gain, net of insurance proceeds	(205)	(281)	(22)
NOI	$89,359	$37,916	$27,398

Net Operating Income for Our 2020-2021 Same Home and Non-Same Home Properties for the Years Ended December 31, 2021 and 2020

There are 4,158 homes in our 2020-2021 same home pool (our “2020-2021 Same Home” properties). To be included as a “2020-2021 Same Home,” homes must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2020-2021 Same Home properties for the period ended December 31, 2021 and December 31, 2020 were stabilized by October 1, 2019 and held through December 31, 2021. 2020-2021 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2020-2021 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2020-2021 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2021 and 2020 for our 2020-2021 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues
Same Home
Rental income (1)	$50,860	$47,887	$2,973	6.2%
Other income (1)	102	119	(17)	-14.3%
Same Home revenues	50,962	48,006	2,956	6.2%
Non-Same Home
Rental income (1)	102,680	27,460	75,220	273.9%
Other income (1)	314	131	183	139.7%
Non-Same Home revenues	102,994	27,591	75,403	273.3%
Total revenues	153,956	75,597	78,359	103.7%

Operating expenses
Same Home
Property operating expenses (1)	7,113	7,653	(540)	-7.1%
Real estate taxes and insurance	9,466	8,734	732	8.4%
Property management fees (2)	2,466	2,882	(416)	-14.4%
Property general and administrative expenses	63	56	7	12.5%
Same Home operating expenses	19,108	19,325	(217)	-1.1%
Non-Same Home
Property operating expenses (1)	16,031	7,212	8,819	122.3%
Real estate taxes and insurance	17,989	6,673	11,316	169.6%
Property management fees (2)	5,155	1,729	3,426	198.1%
Property general and administrative expenses	6,314	2,742	3,572	130.3%
Non-Same Home operating expenses	45,489	18,356	27,133	147.8%
Total operating expenses	64,597	37,681	26,916	71.4%

NOI
Same Home	31,854	28,681	3,173	11.1%
Non-Same Home	57,505	9,235	48,270	522.7%
Total NOI	$89,359	$37,916	$51,443	135.7%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2020-2021 Same Home Results of Operations for the Years Ended December 31, 2021 and 2020

As of December 31, 2021, our 2020-2021 Same Home properties were approximately 97.0% occupied with a weighted average monthly effective rent per occupied home of $1,052. As of December 31, 2020, our 2020-2021 Same Home properties were approximately 97.7% occupied with a weighted average monthly effective rent per occupied home of $995. For our 2020-2021 Same Home properties, we recorded the following operating results for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

Revenues

Rental income. Rental income was $50.9 million for the year ended December 31, 2021 compared to $47.9 million for the year ended December 31, 2020, which was an increase of approximately $3.0 million, or 6.2%. The increase is related to a 5.7% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.7% decrease in occupancy.

Other income. Other income remained flat at approximately $0.1 million for the years ended December 31, 2021 and 2020.

Expenses

Property operating expenses. Property operating expenses were $7.1 million for the year ended December 31, 2021 compared to $7.7 million for the year ended December 31, 2020, which was a decrease of approximately $0.6 million, or 7.1%. The majority of the decrease is related to a $0.3 million, or 24.5%, decrease in HVAC, plumbing, and roofing repairs expense, and a $0.2 million, or 15.1%, decrease in third party turnover and leasing expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $9.5 million for the year ended December 31, 2021 compared to $8.7 million for the year ended December 31, 2020, which was an increase of approximately $0.8 million, or 8.4%. The increase is related to a $0.6 million, or 7.4%, increase in property taxes as a result of appreciation in property values of our homes and a $0.2 million, or 11.2%, increase in insurance costs.

Property management fees. Property management fees were $2.5 million for the year ended December 31, 2021 compared to $2.9 million for the year ended December 31, 2020, which was a decrease of approximately $0.4 million, or 14.4%. The decrease is primarily related to a decrease in the cost of management fees per individual home as our portfolio continues to gain scale. See note 12 to our financial statements for further discussion of the management fee structure.

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the years ended December 31, 2021 and 2020.

Net Operating Income for Our 2019-2021 Same Home and Non-Same Home Properties for the Years Ended December 31, 2021, 2020 and 2019

There are 3,758 homes in our 2019-2021 same home pool (our “2019-2021 Same Home” properties). To be included as a “2019-2021 Same Home,” homes must have been stabilized for at least 90 days in advance of the first day of fiscal year 2019 and be held through the current reporting period-end. 2019-2021 Same Home properties for the period ended December 31, 2021, December 31, 2020 and December 31, 2019 were stabilized by October 1, 2018 and held through December 31, 2021. 2019-2021 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2019-2021 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2019-2021 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 for our 2019-2021 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,			2021 to 2020		2021 to 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenues
Same Home
Rental income (1)	$46,271	$43,377	$41,211	$2,894	6.7%	$5,060	12.3%
Other income (1)	89	257	252	(168)	-65.4%	(163)	-64.7%
Same Home revenues	46,360	43,634	41,463	2,726	6.2%	4,897	11.8%
Non-Same Home
Rental income (1)	107,269	31,488	9,760	75,781	240.7%	97,509	999.1%
Other income (1)	327	475	345	(148)	-31.2%	(18)	-5.2%
Non-Same Home revenues	107,596	31,963	10,105	75,633	236.6%	97,491	964.8%
Total revenues	153,956	75,597	51,568	78,359	103.7%	102,388	198.5%

Operating expenses
Same Home
Property operating expenses (1)	6,373	6,789	7,196	(416)	-6.1%	(823)	-11.4%
Real estate taxes and insurance	8,784	8,094	7,110	690	8.5%	1,674	23.5%
Property management fees (2)	2,244	2,827	2,764	(583)	-20.6%	(520)	-18.8%
Property general and administrative expenses	56	50	53	6	12.0%	3	5.7%
Same Home operating expenses	17,457	17,760	17,123	(303)	-1.7%	334	2.0%
Non-Same Home
Property operating expenses (1)	16,771	8,076	2,782	8,695	107.7%	13,989	502.8%
Real estate taxes and insurance	18,671	7,313	2,259	11,358	155.3%	16,412	726.5%
Property management fees (2)	5,377	1,784	426	3,593	201.4%	4,951	1162.2%
Property general and administrative expenses	6,321	2,748	1,580	3,573	130.0%	4,741	300.1%
Non-Same Home operating expenses	47,140	19,921	7,047	27,219	136.6%	40,093	568.9%
Total operating expenses	64,597	37,681	24,170	26,916	71.4%	40,427	167.3%

NOI
Same Home	28,903	25,874	24,340	3,029	11.7%	4,563	18.7%
Non-Same Home	60,456	12,042	3,058	48,414	402.0%	57,398	1877.0%
Total NOI	$89,359	$37,916	$27,398	$51,443	135.7%	$61,961	226.2%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2019-2021 Same Home Results of Operations for the Years Ended December 31, 2021 and 2020

As of December 31, 2021, our 2019-2021 Same Home properties were approximately 97.3% occupied with a weighted average monthly effective rent per occupied home of $1,057. As of December 31, 2020, our 2019-2021 Same Home properties were approximately 97.5% occupied with a weighted average monthly effective rent per occupied home of $1,007. For our 2019-2021 Same Home properties, we recorded the following operating results for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

Revenues

Rental income. Rental income was $46.3 million for the year ended December 31, 2021 compared to $43.4 million for the year ended December 31, 2020, which was an increase of approximately $2.9 million, or 6.7%. The increase is related to a 5.0% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.2% decrease in occupancy.

Other income. Other income was less than $0.1 million for the year ended December 31, 2021 compared to $0.3 million for the year ended December 31, 2020, which was a decrease of approximately $0.2 million or 65.4%.

Expenses

Property operating expenses. Property operating expenses were $6.4 million for the year ended December 31, 2021 compared to $6.8 million for the year ended December 31, 2020, which was a decrease of approximately $0.4 million, or 6.1%. The majority of the decrease is related to a $0.3 million, or 25.3%, decrease in HVAC, plumbing, and roofing repairs expense, and a $0.1 million, or 18.1%, decrease in third party turnover expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.8 million for the year ended December 31, 2021 compared to $8.1 million for the year ended December 31, 2020, which was an increase of approximately $0.7 million, or 8.5%. The increase is related to a $0.6 million, or 8.2%, increase in property taxes as a result of appreciation in property values of our homes and a $0.1 million, or 10.2%, increase in insurance costs.

Property management fees. Property management fees were $2.2 million for the year ended December 31, 2021 compared to $2.8 million for the year ended December 31, 2020, which was a decrease of approximately $0.6 million or 20.6%. The decrease is primarily related to a decrease in the cost of management fees per individual home as our portfolio continues to gain scale. See note 12 to our financial statements for further discussion of the management fee structure.

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the years ended December 31, 2021 and 2020.

2019-2021 Same Home Results of Operations for the Years Ended December 31, 2021 and 2019

As of December 31, 2021, our 2019-2021 Same Home properties were approximately 97.3% occupied with a weighted average monthly effective rent per occupied home of $1,057. As of December 31, 2019, our 2019-2021 Same Home properties were approximately 94.6% occupied with a weighted average monthly effective rent per occupied home of $967. For our 2019-2021 Same Home properties, we recorded the following operating results for the year ended December 31, 2021 as compared to the year ended December 31, 2019:

Revenues

Rental income. Rental income was $46.3 million for the year ended December 31, 2021 compared to $41.2 million for the year ended December 31, 2019, which was an increase of approximately $5.1 million, or 12.3%. The increase is related to a 9.3% increase in the weighted average monthly effective rent per occupied home and a 2.8% increase in occupancy.

Other income. Other income was less than $0.1 million for the year ended December 31, 2021 compared to $0.3 million for the year ended December 31, 2019, which was a decrease of approximately $0.2 million or 64.7%.

Expenses

Property operating expenses. Property operating expenses were $6.4 million for the year ended December 31, 2021 compared to $7.2 million for the year ended December 31, 2019, which was a decrease of approximately $0.8 million, or 11.4%. The majority of the decrease primarily relates to a $0.3 million, or 72.5%, decrease in HVAC, landscaping, and fire safety repairs and maintenance costs and a $0.3 million, or 37.8%, decrease in utilities costs incurred from vacant homes.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.8 million for the year ended December 31, 2021 compared to $7.1 million for the year ended December 31, 2019, which was an increase of approximately $1.7 million, or 23.5%. The increase is related to a $1.2 million, or 17.9%, increase in property taxes as a result of appreciation in property values of our homes and a $0.5 million, or 77.9% increase in insurance costs.

Property management fees. Property management fees were $2.2 million for the year ended December 31, 2021 compared to $2.8 million for the year ended December 31, 2019, which was a decrease of approximately $0.6 million or 18.8%. The decrease is primarily related to a decrease in the cost of management fees per individual home as our portfolio continues to gain scale. See note 12 to our financial statements for further discussion of the management fee structure.

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the years ended December 31, 2021 and 2019.

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. FFO is defined by NAREIT as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute FFO in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) attributable to common stockholders and net income (loss) attributable to NCI in the OP and then make the adjustments to arrive at FFO.

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

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and the method of calculating AFFO is divergent across the industry. AFFO adjusts Core FFO to remove recurring capital expenditures, which are costs necessary to help preserve the value and maintain functionality of our homes. We believe AFFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	For the Year Ended December 31,			2021 to 2020		2021 to 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Net loss attributable to common stockholders	$(8,632)	$(2,147)	$(675)	$(6,485)	302.0%	$(7,957)	1178.8%
Net loss attributable to NCI in the OP	(144)	(570)	(967)	426	-74.7%	823	-85.1%
Depreciation and amortization	48,573	20,447	16,081	28,126	137.6%	32,492	202.1%
Loss on sales of real estate	203	930	44	(727)	-78.2%	159	361.4%
FFO	40,000	18,660	14,483	21,340	114.4%	25,517	176.2%

FFO per share - basic	$2.11	$1.79	$2.34	$0.32	17.8%	$(0.23)	-10.0%
FFO per share - diluted	$2.06	$1.74	$2.32	$0.32	18.5%	$(0.26)	-11.3%

Casualty gain, net of insurance proceeds	(205)	(281)	(22)	76	-27.0%	(183)	831.8%
Amortization of deferred financing costs	3,939	717	397	3,222	449.4%	3,542	892.2%
Equity-based compensation expense	4,688	2,638	315	2,050	77.7%	4,373	1388.3%
Core FFO	48,422	21,734	15,173	26,688	122.8%	33,249	219.1%

Core FFO per share - basic	$2.55	$2.08	$2.45	$0.47	22.5%	$0.10	4.0%
Core FFO per share - diluted	$2.49	$2.02	$2.43	$0.47	23.2%	$0.06	2.5%

Recurring capital expenditures	(6,073)	(2,844)	(2,312)	(3,229)	113.5%	(3,761)	162.7%
AFFO	42,349	18,890	12,861	23,459	124.2%	29,488	229.3%

AFFO per share - basic	$2.23	$1.81	$2.08	$0.42	23.2%	$0.15	7.4%
AFFO per share - diluted	$2.18	$1.76	$2.06	$0.42	23.9%	$0.12	5.8%

Weighted average shares outstanding - basic	18,961	10,424	6,182
Weighted average shares outstanding - diluted (1)	19,433	10,744	6,243

Dividends declared per share	$2.1204	$2.1204	$2.1204

FFO Coverage - diluted (2)	0.97x	0.82x	1.09x
Core FFO Coverage - diluted (2)	1.18x	0.95x	1.15x
AFFO Coverage - diluted (2)	1.03x	0.83x	0.97x

(1)	For the years ended December 31, 2021, 2020 and 2019, includes approximately 472,000 shares, 320,000 shares and 61,000 shares, respectively, related to the assumed vesting of RSUs and PI Units.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2021 as compared to the year ended December 31, 2020

FFO was $40.0 million for the year ended December 31, 2021 compared to $18.7 million for the year ended December 31, 2020, which was an increase of approximately $21.3 million. The change in our FFO between the periods primarily relates to an increase in rental income of $78.5 million and other income of $1.9 million, partially offset by increases in total property operating expenses of $29.0 million, advisory fees of $5.0 million, corporate general and administrative expenses of $2.9 million, interest expense of $14.3 million and dividends on and accretion to redemption value of Redeemable Series A preferred stock of $7.8 million.

Core FFO was $48.4 million for the year ended December 31, 2021 compared to $21.7 million for the year ended December 31, 2020, which was an increase of approximately $26.7 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in amortization of deferred financing costs of $3.2 million and equity-based compensation expense of $2.1 million.

AFFO was $42.3 million for the year ended December 31, 2021 compared to $18.9 million for the year ended December 31, 2020, which was an increase of approximately $23.4 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in recurring capital expenditures of $3.2 million.

The year ended December 31, 2021 as compared to the year ended December 31, 2019

FFO was $40.0 million for the year ended December 31, 2021 compared to $14.5 million for the year ended December 31, 2019, which was an increase of approximately $25.5 million. The change in our FFO between the periods primarily relates to increases in rental income of $102.5 million and other income of $2.2 million, partially offset by increases in total property operating expenses of $42.7 million, advisory fees of $6.6 million, corporate general and administrative expenses of $5.8 million, interest expense of $15.4 million and dividends on and accretion to redemption value of Redeemable Series A preferred stock of $8.8 million. The decrease in FFO per share was primarily related to significantly higher equity raise activity during the year ended December 31, 2021 compared to the year ended December 31, 2019 as we issued approximately 12,836,295 Shares during the year ended December 31, 2021 compared to approximately 3,255,762 Shares issued during the year ended December 31, 2019, which significantly increased the weighted average shares outstanding for the year ended December 31, 2021. Additionally, the entirety of the proceeds from these equity issuances were not immediately deployed into acquisitions of cash flow yielding homes within the same period as a portion of the homes purchased during the period went into rehabilitation instead. Therefore, there was a significant increase in the weighted average shares outstanding during the period without a significant and immediate increase in FFO. On a longer time horizon, these irregularities become less accentuated and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized. See the comparison of our FFO per share for the years ended December 31, 2021 and 2020 above.

Core FFO was $48.4 million for the year ended December 31, 2021 compared to $15.2 million for the year ended December 31, 2019, which was an increase of approximately $33.2 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in amortization of deferred financing costs of $3.5 million and equity-based compensation expense of $4.4 million.

AFFO was $42.3 million for the year ended December 31, 2021 compared to $12.9 million for the year ended December 31, 2019, which was an increase of approximately $29.4 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in recurring capital expenditures of $3.8 million.

Net Asset Value

The sale price of the Shares sold in the Private Offering as well as the sale price of OP Units is equal to the most recent NAV per share in effect at the time a subscription agreement or funds are received, plus applicable fees and commissions. The purchase price at which Shares may be repurchased in accordance with the terms of the Share Repurchase Plan (defined below) is generally based on the most recent NAV per share in effect at the time of repurchase, and Shares or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.

Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization, determined necessary to recommend NAV to the Pricing Committee. Based off this recommendation, the Pricing Committee then determines NAV. For a more complete description of the Valuation Methodology, see “Item I. Business—Net Asset Value—Valuation Methodology” in this annual report.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, the NAV has been determined as of the end of each month. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14

Fees and Commissions paid to Placement Agents and Dealer Manager

Subject to certain exceptions, investors that purchase Shares through the Private Offering will generally pay the Placement Agents in the Private Offering placement fees or commissions, in addition to the NAV sales price. For sales through Placement Agents other than Raymond James, the placement fees or commissions will generally be equal to between 1% to 5.5% of gross investor equity, subject to certain breakpoints and various terms of each specific Selling Agreement. A placement fee equal to 3% and an advisory fee equal to 2% of gross proceeds invested, which is also in addition to the NAV sales price, is paid to Raymond James for all Shares sold by Raymond James on behalf of the Company in the Private Offering. With the consent of the applicable Placement Agent, some or all of the applicable fees and commissions may be waived. Other Selling Agreements may have specific fees that differ from the Raymond James fees related to selling Shares to their clients. In addition, the Dealer Manager will generally receive a fee of 0.5% on sales in the Private Offering through Raymond James and 3% on sales through other Placement Agents, a portion of which may be reallowed to those Placement Agents. Placement Agent compensation is subject to a reasonable carve-out for sales of Shares directly by the Company or for sales to employees of our Adviser, Manager and affiliates thereof. For sales through registered investment advisors (“RIAs”), the Dealer Manager will receive a fee of up to 2% of gross investor equity. With respect to sales through RIAs or Placement Agents other than Raymond James who in each case were first introduced to the Company by Raymond James, Raymond James may receive a participating placement fee equal to 1% of gross investor equity.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our homes, including:

•	recurring maintenance necessary to maintain our homes;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	distributions necessary to qualify for taxation as a REIT;

•	advisory fees payable to our Adviser;

•	general and administrative expenses;

•	offering expenses related to raising equity from our Private Offering; and

•	property management fees payable to the Manager.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. Additionally, as of December 31, 2021, we had significant access to credit through our credit facilities. The JPM Facility has an additional $260.0 million of capacity. Furthermore, the Warehouse Facility has $305.0 million of available capacity.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional homes, renovations and other capital expenditures to improve our homes and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include equity issuances through the Private Offering, other public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and may include other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

As disclosed in Note 14 to our consolidated financial statements, so far in the first quarter of 2022 we have acquired a total of approximately 3,600 homes for an aggregate purchase price of approximately $436.0 million. This includes the $354.2 million Prager Portfolio acquisition of approximately 3,000 homes. For the remainder of 2022, excluding the purchases disclosed previously, we expect to purchase approximately 2,500 – 4,500 total homes for consideration of approximately $250 million – $500 million. However, there can be no assurance that we will be able to complete these acquisitions during the remainder of the year on terms that are acceptable to us, or at all.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2021. We believe that the various sources of long-term capital, which may include equity issuances through the Private Offering, other public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements in the long-term.

Cash Flows

The years ended December 31, 2021, 2020, and 2019

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$64,395	$29,781	$16,147
Net cash used in investing activities	(972,622)	(244,886)	(184,883)
Net cash provided by financing activities	946,128	234,371	139,869
Change in cash and restricted cash	37,901	19,266	(28,867)
Cash and restricted cash, beginning of year	37,096	17,830	46,697
Cash and restricted cash, end of year	$74,997	$37,096	$17,830

The year ended December 31, 2021 as compared to the year ended December 31, 2020

Cash flows from operating activities. During the year ended December 31, 2021, net cash provided by operating activities was $64.4 million compared to net cash provided by operating activities of $29.8 million for the year ended December 31, 2020. The change in cash flows from operating activities was mainly due to an increase in the Portfolio’s net operating income.

Cash flows from investing activities. During the year ended December 31, 2021, net cash used in investing activities was $972.6 million compared to net cash used in investing activities of $244.9 million for the year ended December 31, 2020. The change in cash flows from investing activities was mainly due to an increase in acquisitions and capital expenditures.

Cash flows from financing activities. During the year ended December 31, 2021, net cash provided by financing activities was $946.1 million compared to net cash provided by financing activities of $234.4 million for the year ended December 31, 2020. The change in cash flows from financing activities was mainly due to an increase in proceeds received from notes payable and credit facilities and an increase in proceeds from the issuance of our Class A common stock, which was partially offset by repayments on notes payable and credit facilities during the year, an increase in financing costs paid, as well as a decrease in proceeds from the issuance of Series A preferred stock in the current year.

The year ended December 31, 2020 as compared to the year ended December 31, 2019

Cash flows from operating activities. During the year ended December 31, 2020, net cash provided by operating activities was $29.8 million compared to net cash provided by operating activities of $16.1 million for the year ended December 31, 2019. The change in cash flows from operating activities was mainly due to an increase in total revenues, partially offset by an increase in total property operating expenses.

Cash flows from investing activities. During the year ended December 31, 2020, net cash used in investing activities was $244.9 million compared to net cash used in investing activities of $184.9 million for the year ended December 31, 2019. The change in cash flows from investing activities was mainly due to an increase in acquisitions and capital expenditures.

Cash flows from financing activities. During the year ended December 31, 2020, net cash provided by financing activities was $234.4 million compared to net cash provided by financing activities of $139.9 million for the year ended December 31, 2019. The change in cash flows from financing activities was mainly due to an increase in proceeds from the issuance of our Series A Preferred Stock, and partially due to an increase in proceeds from the issuance of our Class A common stock.

Debt, Derivatives and Hedging Activity

Debt

As of December 31, 2021, we and our subsidiaries had aggregate debt outstanding to third parties of approximately $778.7 million at a weighted average interest rate of 2.3707% and an adjusted weighted average interest rate of 2.9171%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.4309% for one-month LIBOR based on our combined $320.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $320.0 million of our floating rate debt. See Notes 6 and 7 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2021:

		Outstanding Principal as of
	Type	December 31, 2021	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$241,269	1.65%	12/1/2025
Warehouse Facility	Floating	160,000	1.80%	11/3/2024	(2)
JPM Facility	Floating	240,000	2.85%	3/1/2023
MetLife Note	Fixed	124,689	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,387	5.35%	2/1/2028
CoreVest Note	Fixed	2,338	6.12%	1/9/2023
Total Outstanding Principal		$778,683

(1)	Represents the interest rate as of December 31, 2021. Except for fixed rate debt, the interest rate is one-month LIBOR plus an applicable margin. One-month LIBOR as of December 31, 2021 was 0.1013%.

(2)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.

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

On September 20, 2019, the OP, as guarantor, and VB One, LLC, as borrower, entered into a credit agreement (the “Warehouse Facility”). The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC and bears interest at a variable rate equal to one-month LIBOR plus 2.25%. The Warehouse Facility is a full-term, interest-only facility with an initial 36-month term, has one 12-month extension option, and the Company has the right to request an increase in the facility amount of up to $250.0 million.

On November 3, 2021, the Company, as guarantor, the OP, as parent borrower, and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries, as subsidiary borrowers, entered into an amended and restated credit agreement to recast the Warehouse Facility, resulting in an increased borrowing capacity, an amended interest rate, and an extended term. The recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to one-month LIBOR plus a margin of 1.60% to 2.45%, depending on the Company's consolidated total leverage ratio. The Warehouse Facility recast increased the commitment amount of the facility from $135.0 million to $350.0 million. In conjunction with the increase in the facility, the Company incurred costs of $3.2 million of deferred financing costs. On December 9, 2021, the Warehouse Facility was further amended to increase the commitment amount from $350.0 million to $465.0 million. In conjunction with the increase in the facility, the Company incurred costs of $0.9 million of deferred financing costs. The recast Warehouse Facility provides the Company, through the OP, the right to request an increase in the total facility amount, which may take the form of an increase in revolving commitments or one or more tranches of term loan of commitments, up to $800.0 million. As of December 31, 2021, $160.0 million was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On January 6, 2021, the Company, as guarantor, and VB Two, LLC, as borrower, entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note is secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bears interest at a fixed rate of 3.25%. The MetLife Note is interest-only and matures and is due in full on January 31, 2026. The net proceeds received were used to fund a portion of the purchase price of the Conrex I Portfolio.

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC, as borrowers, entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 1, 2021, in conjunction with the acquisition of the Conrex II Portfolio, the Company drew $320.0 million on the JPM Facility. On July 21, 2021, the OP repaid $30.0 million on the JPM Facility. On August 20, 2021, the OP repaid $30.0 million on the JPM Facility. On September 28, 2021, the OP repaid $20.0 million on the JPM Facility. As of December 31, 2021, the outstanding balance of the JPM Facility was $240.0 million and had $260.0 million of available capacity.

As of December 31, 2021, the Company was in compliance with the debt covenants in each of its debt agreements.

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

Interest Rate Swap Agreements

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of five years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 5 interest rate swap transactions with KeyBank with a combined notional amount of $320.0 million. As of December 31, 2021, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR) with respect to $320.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.43%. As of December 31, 2021, interest rate swap agreements effectively covered $320.0 million, or 50%, of our $641.3 million of floating rate debt outstanding. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.43%, on a weighted average basis, on the notional amounts, while KeyBank is obligated to make monthly floating rate payments based on one-month LIBOR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 6 and 7 to our consolidated financial statements for additional information.

On November 1, 2018, the Company, through the OP, entered into an interest rate cap agreement with a notional amount of $241.4 million as required by the lender of the Initial Mortgage. Upon expiration of the interest rate cap on November 1, 2021, the interest rate cap requirement was waived by the lender and the Company did not enter into a new cap agreement given the low interest rate environment. The Company may in the future seek to enter into new interest rate cap agreements to hedge debt.

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

The Company has contracts that are indexed to one-month LIBOR and it is monitoring and evaluating the related risks, which include interest on loans and amounts received/paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur. Transitions and alternative rates are likely to vary by contract. The value of loans, securities, or derivative instruments tied to one-month LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if one-month LIBOR is unrepresentative or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition or upon which alternative rate is appropriate. As of December 31, 2021, the Company has not received any LIBOR transition notices under its loan agreements.

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

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the year ended December 31, 2021 and did not have a TRS for the years ended December 31, 2020 and 2019. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2021. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2020, 2019 and 2018 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 7 to our consolidated financial statements), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired, or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

The allocation of Total Consideration to the various components of properties acquired during the year can have an effect on our net income/(loss) due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For example, if a greater portion of the Total Consideration is allocated to land, which does not depreciate, our net income would be higher. Typically, we allocate between 10% to 30% of the Total Consideration to land.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2021, 2020 and 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in our consolidated financial statements and the notes thereto beginning on page F-1 in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Interim President and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Interim President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto that will contain such information.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedules of VineBrook Homes Trust, Inc. on page F-1 of this Report.

2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of VineBrook Homes Trust, Inc. on page F-1 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Contribution and Assignment of Interests Agreement, dated as of November  1, 2018, by and among VBAnnex C LP, VineBrook Homes Operating Partnership, L.P., VB OP Holdings LLC and VB Annex C Ohio LLC (incorporated by reference to Exhibit 2.1 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

2.2

Purchase and Sale Agreement, dated as of August  16, 2019, by and among Vinebrook Homes Operating Partnership, L.P., Timber Real Estate Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.2 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.3

First Amendment to Purchase and Sale Agreement, dated September  10, 2019, by and among Vinebrook Homes Operating Partnership, L.P., Timber Real Estate Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.3 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.4

Second Amendment to Purchase and Sale Agreement, dated as of September  26, 2019, by and among Vinebrook Homes Operating Partnership, L.P., Timer Real Estate Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.4 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.5

Agreement for Purchase and Sale of Membership Interests, dated as of October  19, 2020, by and between Conrex Residential Property Group 2013-1, LLC, Conrex Residential Property Group 2013-2 Operating Company, LLC, Conrex Residential Property Group 2013-3 Operating Company, LLC, Conrex Residential Property Group 2013-4 Operating Company, LLC, Conrex Residential Property Group 2013-5 Operating Company, LLC, Conrex Residential Property Group 2013-6 Operating Company, LLC, Conrex Residential Property Group 2013-7 Operating Company, LLC, Conrex Residential Property Group 2013-8 Operating Company, LLC, Conrex Residential Property Group 2013-9 Operating Company, LLC, Conrex Residential Property Group 2013-10 Operating Company, LLC, Conrex Residential Property Group 2013-11 Operating Company, LLC, Conrex Residential Property Group 2013-12 Operating Company, LLC, Conrex Residential Property Group 2013-13 Operating Company, LLC and Vinebrook Homes Trust, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.6

Agreement for Purchase and Sale of Membership Interests, dated as of December  16, 2020, by and Rex Residential Property Owner, LLC, Rex Residential Property Owner A, LLC, Rex Residential Property Owner II, LLC, Rex Residential Property Owner III, LLC, Rex Residential Property Owner IV, LLC, Rex Residential Property Owner V, LLC, Rex Residential Property Owner VI, LLC and Vinebrook Homes Operating Partnership, L.P. (incorporated by reference to Exhibit 2.6 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.7

Agreement for Purchase and Sale of Membership Interests, dated as of October 1, 2021, by and among TAC P FIN II JV, LLC, TAC P FIN V JV, LLC, P FIN VI JV, LLC, TAC P FIN VII JV, LLC and VineBrook Homes Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K, filed by the Company on October 17, 2021).

2.8

Agreement for Purchase and Sale, dated as of October 1, 2021, by and between P FIN I, LLC and VineBrook Homes Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K, filed by the Company on October 17, 2021).

2.9

Asset Purchase Agreement, dated as of October 1, 2021, by and among VineBrook Homes Operating Partnership, L.P., Prager Property Management, LLC and Merek B. Shoob (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K, filed by the Company on October 17, 2021).

3.1

Articles of Amendment and Restatement of Vinebrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No.3 to the Company’s Registration Statement on Form 10, filed by the Company on July 28, 2021).

3.2

Articles Supplementary of VineBrook Homes Trust, Inc. establishing and fixing the rights and preferences of the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

3.3

Amended and Restated Bylaws of Vinebrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

3.4	First Amendment to Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.4 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021

4.1*	Description of Securities

10.1

Amended and Restated Advisory Agreement, dated as of May  4, 2020, by and between Vinebrook Homes Trust, Inc. and NexPoint Real Estate Advisors V, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.2

Management Agreement, dated as of November 1, 2018, by and among NREA VB I, LLC, NREA VB II, LLC, NREA VB III, LLC, NREA VB IV, LLC, NREA VB V, LLC, NREA VB VI, LLC, NREA VB VII, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.2 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.3

First Amendment to Management Agreement, dated as of May 4, 2020, by and among NREA VB I, LLC, NREA VB II, LLC, NREA VB III, LLC, NREA VB IV, LLC, NREA VB V, LLC, NREA VB VI, LLC, NREA VB VII, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.3 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.4

Management Agreement, dated September 30, 2019, by and among VB One, LLC, TI Pennsylvania Holdings, LLC, True JACK2017-2, LLC, True JACK2017-1, LLC, True OM2016-1, LLC, True KC2016-1, True PIT2017-1, LLC, True PIT2017-2, LLC, True MEM2016-1, LLC, TI KC Bravo, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.4 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.5

First Amendment to Management Agreement, dated as of May 4, 2020, by and among VB One, LLC, TI Pennsylvania Holdings, LLC, True JACK2017-2, LLC, True JACK2017-1, LLC, True OM2016-1, LLC, True KC2016-1, True PIT2017-1, LLC, True PIT2017-2, LLC, True MEM2016-1, LLC, TI KC Bravo, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.5 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.6

Management Agreement, dated September 30, 2019, by and between True FM2017-1, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.6 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.7

First Amendment to Management Agreement, dated as of May 4, 2020, by and between True FM2017-1, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.7 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.8

Amended and Restated Side Letter, dated July 31, 2020, by and among VineBrook Homes Operating Partnership, L.P., VineBrook Homes Trust, Inc., Vinebrook Homes, LLC, VineBrook Homes OP GP, LLC, VineBrook Management, LLC, Vinebrook Development Corporation, Vinebrook Homes Property Management Company, Inc., Vinebrook Homes Realty Company, Inc., Vinebrook Homes Services Company, Inc., Dana Sprong and Ryan McGarry (incorporated by reference to Exhibit 10.8 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.9

Management Agreement, dated as of January 22, 2021, by and between Conrex Residential Property Group 2013-1, LLC, Conrex Residential Property Group 2013-2 Operating Company, LLC, Conrex Residential Property Group 2013-3 Operating Company, LLC, Conrex Operating Company 2013-4 Operating Company, LLC, Conrex Residential Property Group 2013-5 Operating Company, LLC, Conrex Residential Property Group 2013-6 Operating Company, LLC, Conrex Residential Property Group 2013-7 Operating Company, LLC, Conrex Residential Property Group 2013-8 Operating Company, LLC, Conrex Residential Property Group 2013-9 Operating Company, LLC, Conrex Residential Property Group 2013-10 Operating Company, LLC, Conrex Residential Property Group 2013-11 Operating Company, LLC, Conrex Residential Property Group 2013-12 Operating Company, LLC, Conrex Residential Property Group 2013-13 Operating Company, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.10

First Amendment to Management Agreement, dated as of March 1, 2021, by and among Conrex Residential Property Group 2013-1, LLC, Conrex Residential Property Group 2013-2 Operating Company, LLC, Conrex Residential Property Group 2013-3 Operating Company, LLC, Conrex Residential Property Group 2013-4 Operating Company, LLC, Conrex Residential Property Group 2013-5 Operating Company, LLC, Conrex Residential Property Group 2013-6 Operating Company, LLC, Conrex Residential Property Group 2013-7 Operating Company, LLC, Conrex Residential Property Group 2013-8 Operating Company, LLC, Conrex Residential Property Group 2013-9 Operating Company, LLC, Conrex Residential Property Group 2013-10 Operating Company, LLC, Conrex Residential Property Group 2013-11 Operating Company, LLC, Conrex Residential Property Group 2013-12 Operating Company, LLC, Conrex Residential Property Group 2013-13 Operating Company, LLC, Rex Residential Property Owner, LLC, Rex Residential Property Owner A, LLC, Rex Residential Property Owner II, LLC, Rex Residential Property Owner III, LLC, Rex Residential Property Owner IV, LLC, Rex Residential Property Owner V, LLC, Rex Residential Property Owner VI, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.10 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.11

Management Agreement dated February 8, 2022 by and between P FIN II, LLC, P FIN VII MEM, LLC, P FIN VII STL, LLC, P FIN VII KC, LLC, P FIN VII TN 40, LLC, P FIN VII MO 40, LLC, P FIN VI, LLC, P FIN V FL, LLC, P FIN V NC, LLC, P FIN V NM, LLC, P FIN V OTHER, LLC and P FIN II F, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K, filed by the Company on February 14, 2021).

10.12

Second Amended and Restated Limited Partnership Agreement of Vinebrook Homes Operating Partnership, L.P., dated as of September 7, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Company on September 9, 2021).

10.13

Loan Agreement, dated as of November 18, 2018, by and between NREA VB I LLC, NREA VB II LLC, NREA VB III LLC, NREA VB IV LLC, NREA VB V LLC, NREA VB VI LLC, NREA VB VII LLC and KeyBank National Association (incorporated by reference to Exhibit 10.12 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.14

Revolving Credit Agreement, dated as of March  1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.13 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.15

Credit Agreement, by and among VineBrook Homes Trust, Inc., as guarantor, VineBrook Homes Operating Partnership, L.P., as parent borrower, VB OP Holdings LLC, VB One, LLC and certain of its subsidiaries, as subsidiary borrowers, KeyBank N.A., as administrative agent, KeyBank N.A. and the lenders party thereto from time to time, as lenders, BMO Capital Markets Corp., Raymond James Bank, and Truist Securities, Inc., as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Raymond James Bank, and Truist Securities, Inc., as joint lead arrangers and joint bookrunners, dated as of November 3, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K, filed by the Company on November 5, 2021).

10.16

Bridge Credit Agreement, dated as of February 8, 2022, among VineBrook Homes Operating Partnership, L.P., as borrower, the lenders party thereto, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K, filed by the Company on February 14, 2021).

10.17†

VineBrook Homes Trust, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.18†	Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.15 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.19†	Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.14 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.20†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.16 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.21†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.22†

VineBrook Homes Trust, Inc. Share Repurchase Plan (incorporated by reference to Exhibit 10.19 to Amendment No.3 to the Company’s Registration Statement on Form 10, filed by the Company on July 28, 2021).

21.1*	List of Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract, compensatory plan or arrangement
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VineBrook Homes Trust, Inc.

/s/ Brian Mitts
February 23, 2022	Brian Mitts
Interim President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mitts	Interim President, Chief Financial Officer and Director	February 23, 2022
Brian Mitts	(Principal Executive Officer and Principal Financial Officer)

/s/ Dana Sprong	Director	February 23, 2022
Dana Sprong

/s/ Edward Constantino	Director	February 23, 2022
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 23, 2022
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 23, 2022
Scott Kavanaugh

/s/ Catherine Wood	Director	February 23, 2022
Catherine Wood

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of VineBrook Homes Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VineBrook Homes Trust, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Phoenix, Arizona

February 23, 2022

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Operating real estate investments
Land	$334,191	$171,062
Buildings and improvements	1,391,786	582,610
Intangible lease assets	971	795
Total gross operating real estate investments	1,726,948	754,467
Accumulated depreciation and amortization	(76,789)	(34,396)
Total net operating real estate investments	1,650,159	720,071
Real estate held for sale, net	81	675
Total net real estate investments	1,650,240	720,746
Investment in limited partnership	2,500	—
Cash	54,104	31,225
Restricted cash	20,893	5,871
Accounts and other receivables	8,327	2,880
Due from Manager (see Note 12)	2,909	1,766
Prepaid and other assets	19,352	17,480
TOTAL ASSETS	$1,758,325	$779,968

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$376,842	$262,522
Credit facilities, net	391,703	83,937
NREO Note Payable, net (see Note 12)	—	1,250
Accounts payable and other accrued liabilities	47,208	8,573
Accrued real estate taxes payable	19,450	12,591
Accrued interest payable	1,690	616
Security deposit liability	14,295	7,292
Prepaid rents	3,341	1,255
Fair market value of interest rate swaps	3,590	15,453
Total Liabilities	858,119	393,489

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 3,540,000 shares issued and outstanding, respectively	120,896	85,067
Redeemable noncontrolling interests in the OP	196,362	127,090
Stockholders' Equity:
Common stock, $0.01 par value: 300,000,000 shares authorized; 21,814,248 and 9,260,795 shares issued and outstanding, respectively	219	93
Additional paid-in capital	651,531	210,381
Distributions in excess of retained earnings	(68,011)	(26,002)
Accumulated other comprehensive loss	(791)	(10,150)
Total Stockholders' Equity	582,948	174,322
TOTAL LIABILITIES AND EQUITY	$1,758,325	$779,968

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenues
Rental income	$153,424	$74,865	$50,971
Other income	3,517	1,589	1,353
Total revenues	156,941	76,454	52,324
Expenses
Property operating expenses	26,129	15,722	10,734
Real estate taxes and insurance	27,455	15,407	9,369
Property management fees	7,621	4,611	3,190
Advisory fees	8,281	3,271	1,710
Corporate general and administrative expenses	7,257	4,313	1,414
Property general and administrative expenses	6,377	2,798	1,633
Depreciation and amortization	48,573	20,447	16,081
Interest expense	25,189	10,901	9,813
Total expenses	156,882	77,470	53,944
Loss on sales of real estate	(203)	(930)	(44)
Casualty gain, net of insurance proceeds	205	281	22
Net income/(loss)	61	(1,665)	(1,642)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,837	1,052	—
Net loss attributable to redeemable noncontrolling interests in the OP	(144)	(570)	(967)
Net loss attributable to common stockholders	$(8,632)	$(2,147)	$(675)
Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate swaps	11,863	(17,080)	1,627
Total comprehensive income/(loss)	11,924	(18,745)	(15)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,837	1,052	—
Comprehensive income/(loss) attributable to redeemable noncontrolling interests in the OP	2,360	(6,435)	(405)
Comprehensive income/(loss) attributable to common stockholders	$727	$(13,362)	$390

Weighted average common shares outstanding - basic	15,366	7,175	3,221
Weighted average common shares outstanding - diluted	15,366	7,175	3,221

Loss per share - basic	$(0.56)	$(0.30)	$(0.21)
Loss per share - diluted	$(0.56)	$(0.30)	$(0.21)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except share and per share amounts)

	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2018	1,906,770	$19	$47,440	$(836)	$—	$46,623
Net loss attributable to common stockholders			—	(675)	—	(675)
Issuance of Class A common stock	3,255,762	33	94,162	—	—	94,195
Offering costs			(483)	—	—	(483)
Equity-based compensation			33	—	—	33
Common stock dividends declared			—	(6,724)	—	(6,724)
Other comprehensive income attributable to common stockholders			—	—	1,065	1,065
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(26,563)	—	—	(26,563)
Balances, December 31, 2019	5,162,532	$52	$114,589	$(8,235)	$1,065	$107,471
Net loss attributable to common stockholders			—	(2,147)	—	(2,147)
Issuance of Class A common stock	4,129,621	41	131,503	—	—	131,544
Redemptions of Class A common stock	(44,441)	—	(1,413)	—	—	(1,413)
Offering costs			(983)	—	—	(983)
Equity-based compensation	13,083	—	1,147	—	—	1,147
Common stock dividends declared ($2.1204 per share)			—	(15,620)	—	(15,620)
Other comprehensive loss attributable to common stockholders			—	—	(11,215)	(11,215)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(34,462)	—	—	(34,462)
Balances, December 31, 2020	9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders			—	(8,632)	—	(8,632)
Issuance of Class A common stock	12,791,228	128	521,689	—	—	521,817
Redemptions of Class A common stock	(282,842)	(2)	(12,663)	—	—	(12,665)
Offering costs			(3,702)	—	—	(3,702)
Equity-based compensation	45,067	—	2,335	—	—	2,335
Common stock dividends declared ($2.1204 per share)			—	(33,377)	—	(33,377)
Other comprehensive income attributable to common stockholders			—	—	9,359	9,359
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(66,509)	—	—	(66,509)
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$61	$(1,665)	$(1,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sales of real estate	203	930	44
Depreciation and amortization	48,573	20,447	16,081
Non-cash interest amortization	3,914	669	387
Change in fair value on derivative instruments included in interest expense	3,918	1,957	(419)
Net cash (paid)/received on derivative settlements	(4,290)	(2,315)	409
Equity-based compensation	4,688	2,638	320
Casualty gain, net of insurance proceeds	(205)	(281)	(22)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(5,503)	(1,319)	(2,565)
Operating liabilities	13,036	8,720	3,554
Net cash provided by operating activities	64,395	29,781	16,147

Cash flows from investing activities
Net proceeds from sales of real estate	2,071	7,160	791
Prepaid acquisition deposits	(15,603)	(16,484)	(182)
Insurance proceeds received	842	846	1,188
Acquisitions of real estate investments	(866,002)	(171,517)	(164,337)
Additions to real estate investments	(91,430)	(64,891)	(22,343)
Acquisition of limited partnership investment	(2,500)	—	—
Net cash used in investing activities	(972,622)	(244,886)	(184,883)

Cash flows from financing activities
Notes payable proceeds received	125,000	11,793	—
Notes payable payments	(9,939)	(157)	(40)
Credit facilities proceeds received	430,000	20,000	65,000
Credit facilities principal payments	(115,000)	—	—
NREO Note proceeds received	—	—	1,250
NREO Note repayment	(1,250)	—	—
Financing costs paid	(11,889)	(485)	(1,267)
Proceeds from issuance of Class A common stock	501,694	124,325	91,493
Proceeds from issuance of Class A common stock received in advance	26,541	—	—
Redemptions of Class A common stock paid	(6,387)	(1,413)	—
Offering costs paid	(3,466)	(878)	(450)
Dividends paid to common stockholders	(15,920)	(8,040)	(4,124)
Payments for taxes related to net share settlement of stock-based compensation	(345)	—	—
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	35,117	84,940	—
Preferred stock dividends paid	(7,019)	—	—
Contributions from redeemable noncontrolling interests in the OP	4,926	10,000	3,012
Distributions to redeemable noncontrolling interests in the OP	(5,935)	(3,014)	(3,005)
Redemptions by redeemable noncontrolling interests in the OP	—	(2,700)	(12,000)
Net cash provided by financing activities	946,128	234,371	139,869

Change in cash and restricted cash	37,901	19,266	(28,867)
Cash and restricted cash, beginning of year	37,096	17,830	46,697
Cash and restricted cash, end of year	$74,997	$37,096	$17,830

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$11,953	$8,581	$8,982
Cash paid for income and franchise taxes	304	281	126

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	5,027	584	659
Accrued dividends payable to common stockholders	819	361	116
Accrued distributions payable to redeemable noncontrolling interests in the OP	941	647	—
Accrued dividends payable to preferred stockholders	4,062	925	—
Accrued redemptions payable to common stockholders	6,278	—	—
Accrued capital expenditures	(2,045)	—	—
Accretion to redemption value of Redeemable Series A preferred stock	712	127	—
Fair market value adjustment on assumed debt	—	138	531
Assumed debt on acquisitions	—	11,654	10,583
Offering costs accrued	341	105	33
Issuance of Shares to common stockholders related to DRIP dividends	16,638	7,219	2,702
DRIP dividends to common stockholders	(16,638)	(7,219)	(2,702)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	1,633	3,872	3,359
DRIP distributions to redeemable noncontrolling interests in the OP	(1,633)	(3,872)	(3,359)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 18, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of December 31, 2021, there were a combined 22,300,100 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 18,673,164 Class A OP Units, or 83.7%, were owned by the Company, 2,691,330 Class B OP Units, or 12.1%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 86,595 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 136,656 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 712,355 Class C OP Units, or 3.2%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 9), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.

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

Between November 1, 2018 and December 31, 2021, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 12,872 additional homes and sold 110 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 16,891 homes (the “Portfolio”) in 16 states as of December 31, 2021. The acquisitions of the additional homes were funded by loans (see Note 6), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and renewed on November 1, 2021 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain VineBrook Homes, LLC (the “Manager”), an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the Portfolio under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements are supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Adviser and the Manager, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes.

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a renovation program for the homes acquired.

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through a continuous private placement (the “Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “Securities Act”) (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Private Offering expires on November 1, 2023 but may be extended for up to two times for one year for each extension at the Board’s discretion. The initial offering price for Shares sold through the Private Offering was $25.00 per Share. The Company conducts periodic closings and sells Shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

NexPoint Securities, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, serves as the dealer manager for the Private Offering and Raymond James & Associates, Inc. (“Raymond James”) and other unaffiliated broker-dealers serve as placement agents (the “Placement Agents”) through selling agreements (“Selling Agreements”) between each Placement Agent and the Company.

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

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2021. References to number of properties are unaudited. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2021 and  December 31, 2020 and results of operations for the years ended  December 31, 2021, 2020 and 2019 have been included.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2021, the Company has determined it must consolidate the OP and its subsidiaries under the VIE model as it was determined the Company both controls the direct activities of the OP and the right to receive benefits that could potentially be significant to the OP. The Company has the control to direct the activities of the OP because the OP GP must generally receive approval of the Board to take any actions. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated at the OP is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages.

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 7), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

Real estate assets, including land, buildings, improvements, fixtures, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. The Company also incurs indirect costs to prepare acquired properties for rental. These costs are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest, real estate taxes, insurance, utilities and other indirect costs as costs of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and the costs have been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred, unless the renovation meets the Company’s capitalization criteria. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	27.5 years
Improvements and other assets	3 - 15 years
Intangible lease assets	6 months

As of December 31, 2021, the gross balance and accumulated amortization related to the intangible lease assets was $1.0 million and $0.5 million, respectively. As of December 31, 2020, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.3 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $6.3 million, $1.1 million and $3.1 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2021, 2020 and 2019.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash	$54,104	$31,225	$11,896
Restricted cash	20,893	5,871	5,934
Total cash and restricted cash	$74,997	$37,096	$17,830

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. As a result of the adoption of ASC 842, Leases, on January 1, 2019, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, administrative, application and other fees and are recognized when earned. The Company uses a direct write-off method for uncollectable rents; these uncollectible rents are netted against rental income. For the years ended December 31, 2021, 2020 and 2019, rental income includes $6.5 million, $2.6 million and $2.0 million of variable lease payments, respectively.

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

In accordance with ASC Topic 480-10-S99, since the redeemable noncontrolling interests in the OP have a redemption feature, they are measured at their redemption value if such value exceeds the carrying value of interests. The redemption value is based on the NAV per unit at the measurement date. The offset to the adjustment to the carrying amount of the redeemable noncontrolling interests in the OP is reflected in the Company’s additional paid-in capital on the balance sheet. In accordance with ASC Topic 480-10-S99, the Preferred Shares are measured at their carrying value plus the accretion to their future redemption value on the balance sheet. The accretion is reflected in the Company’s dividends on and accretion to redemption value of Series A redeemable preferred stock on the consolidated statements of operations and comprehensive income (loss).

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

	For the Year Ended December 31,
	2021	2020	2019
Numerator for loss per share:
Net income/(loss)	$61	$(1,665)	$(1,642)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,837	1,052	—
Net loss attributable to redeemable noncontrolling interests in the OP	(144)	(570)	(967)
Net loss attributable to common stockholders	$(8,632)	$(2,147)	$(675)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	15,366	7,175	3,221
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—	—
Weighted average common shares outstanding - diluted	15,366	7,175	3,221

Earnings (loss) per weighted average common share:
Basic	$(0.56)	$(0.30)	$(0.21)
Diluted	$(0.56)	$(0.30)	$(0.21)

(1)

For the years ended December 31, 2021, 2020 and 2019, excludes approximately 4,067,000 shares, 3,569,000 shares, and 3,022,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. The Company had geographic market concentrations in two markets (Cincinnati and Dayton) that represent more than 10% of the total gross book value of single family homes as of December 31, 2021.

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

COVID-19

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term. Since the outbreak, we have provided limited payment plans if certain criteria are met by residents. The duration of a payment plan is determined on a case by case basis, and ultimately the tenant is expected to make rent payments in full over time. The Company had not granted any direct rent reductions to residents in response to the crisis as of December 31, 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business.

Reclassifications

As of December 31, 2020, the Company reclassified $1.1 million from accounts receivable to due from Manager on the consolidated balance sheet to conform to our current presentation.  Certain other amounts in the consolidated financial statements for the prior periods have also been reclassified to conform to the current year presentation.

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

As of December 31, 2021, the Company owned the Portfolio, which consisted of 16,891 properties, through thirteen SPEs and their various subsidiaries. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of December 31, 2021, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 6) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	66	$6,017	100%	Yes	$5,048
NREA VB II, LLC	167	16,351	100%	Yes	10,742
NREA VB III, LLC	1,322	120,454	100%	Yes	71,115
NREA VB IV, LLC	386	37,160	100%	Yes	24,330
NREA VB V, LLC	1,829	125,922	100%	Yes	108,384
NREA VB VI, LLC	302	27,632	100%	Yes	18,661
NREA VB VII, LLC	36	3,045	100%	Yes	2,989
True FM2017-1, LLC	211	18,299	100%	Yes	10,387
SMP Homes 3B, LLC	160	16,806	100%	No	—
SMP Homes 5B, LLC	46	4,648	100%	Yes	2,338
VB One, LLC	6,622	662,829	100%	No	160,000
VB Two, LLC	1,853	162,137	100%	No	124,689
VB Three, LLC	3,891	525,729	100%	No	240,000
	16,891	$1,727,029			$778,683

(1)

Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC and VB Three, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.

4. Real Estate Assets

As of December 31, 2021, the Company, through the OP and its SPE subsidiaries, owned 16,891 SFR homes. As of December 31, 2020, the Company, through the OP and its SPE subsidiaries, owned 9,282 SFR homes. The components of the Company’s real estate investments in SFR properties were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total
Gross Real Estate, December 31, 2020	$171,062	$582,610		$795	$675	$755,142
Additions	163,129	809,176	(2)	6,356	1,680	980,341
Write-offs	—	—		(6,180)	—	(6,180)
Dispositions	—	—		—	(2,274)	(2,274)
Gross Real Estate, December 31, 2021	334,191	1,391,786		971	81	1,727,029
Accumulated depreciation and amortization	—	(76,298)		(491)	—	(76,789)
Net Real Estate, December 31, 2021	$334,191	$1,315,488		$480	$81	$1,650,240

(1)   Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.

(2)   Includes capitalized interest of approximately $4.4 million and other capitalizable costs of approximately $4.9 million.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized depreciation expense of approximately $42.3 million, $19.3 million and $13.0 million, respectively.

Acquisitions and dispositions

During the year ended December 31, 2021, the Company, through the OP, acquired 7,639 homes, including the homes in the portfolios discussed below, and disposed of 30 homes.

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

Held for sale properties

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. Once the Company begins marketing an asset or determines that it will pursue marketing an asset, the asset becomes classified as held for sale. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2021, there are 2 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $0.1 million.

5. Investment in Limited Partnership

On November 22, 2021, the Company, through a taxable REIT subsidiary (“TRS”), invested $2.5 million in Vesta Ventures Fund I, LP (the “Vesta Fund”). The Vesta Fund is a closed-end fund with an initial seven-year term beginning on February 24, 2021, subject to certain extension provisions, that invests in early and growth stage technology companies that provide solutions to the single-family real estate sector. Vesta Ventures GP, LLC (the “Vesta GP”) is the general partner and managing member of the Vesta Fund and accordingly has the exclusive right to manage and control the Vesta Fund. The TRS is a limited partner in the Vesta Fund with a minority interest and accordingly has no control or influence over the Vesta Fund.

Investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At December 31, 2021, the Company had no unrealized or realized gains or losses related to the investment.

6. Debt

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

On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, resulting in an increased borrowing capacity, an amended interest rate, and an extended term. The recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to one-month LIBOR plus a margin of 1.60% to 2.45%, depending on the Company's consolidated total leverage ratio. The Warehouse Facility recast increased the commitment amount of the facility from $135.0 million to $350.0 million. In conjunction with the increase in the facility, the Company incurred costs of $3.2 million of deferred financing costs. On December 9, 2021, the Warehouse Facility was further amended to increase the commitment amount from $350.0 million to $465.0 million. In conjunction with the increase in the facility, the Company incurred costs of $0.9 million of deferred financing costs. The recast Warehouse Facility provides the Company, through the OP, the right to request an increase in the total facility amount, which may take the form of an increase in revolving commitments or one or more tranches of term loan of commitments, up to $800.0 million. As of December 31, 2021, $160.0 million was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On January 6, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note is secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bears interest at a fixed rate of 3.25%. The MetLife Note is interest-only and matures and is due in full on January 31, 2026. The MetLife Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. As of December 31, 2021, the JPM Facility has $260.0 million of available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

As of December 31, 2021, the Company is in compliance with all debt covenants in all of its debt agreements.

The weighted average interest rate of the Company’s debt was 2.3707% as of December 31, 2021 and 2.1227% as of December 31, 2020. As of December 31, 2021 and December 31, 2020, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 2.9171% and 3.2998%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.4309% for one-month LIBOR on its combined $320.0 million notional amount of interest rate swap agreements, which effectively fix the interest rate on $320.0 million of the Company’s floating rate indebtedness (see Note 7).

The following table contains summary information concerning the Company’s debt as of December 31, 2021 and  December 31, 2020 (dollars in thousands):

		Outstanding Principal as of
	Type	December 31, 2021		December 31, 2020	Interest Rate (1)
Initial Mortgage	Floating	$241,269	(2)	$241,400	1.65%
Warehouse Facility	Floating	160,000		85,000	1.80%
JPM Facility	Floating	240,000		—	2.85%
MetLife Note	Fixed	124,689	(3)	—	3.25%
TrueLane Mortgage	Fixed	10,387		10,570	5.35%
Colony Note	Fixed	—		9,296	6.06%
CoreVest Note	Fixed	2,338		2,358	6.12%
NREO Note (4)	Floating	—		1,250	2.35%
		$778,683		$349,874
Debt premium, net (5)		416		591
Deferred financing costs, net of accumulated amortization of $5,325 and $1,235, respectively		(10,554)		(2,756)
		$768,545		$347,709

(1)

Represents the interest rate as of December 31, 2021. Except for fixed rate debt, the interest rate is one-month LIBOR plus an applicable margin. One-month LIBOR as of December 31, 2021 was 0.1013%. One-month LIBOR as of December 31, 2020 was 0.1439%.

(2)	During the year ended December 31, 2021, the OP paid down approximately $0.1 million on the Initial Mortgage.

(3)	During the year ended December 31, 2021, the OP paid down approximately $0.3 million on the MetLife Note.

(4)	This was a related party note which was extinguished during the year ended December 31, 2021 (see Note 12).

(5)

The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2021 are as follows (in thousands):

	Total
2022	$951
2023	251,067
2024	8,371
2025	383,991	(1)
2026	124,910
Thereafter	9,393
Total	$778,683

(1)	Assumes the Company exercises the 12-month extension option on the Warehouse Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs and any prepayment penalty resulting from the early repayment of the debt is recorded as interest expense in the period incurred. For the years ended December 31, 2021, 2020 and 2019, amortization of deferred financing costs of approximately $3.9 million, $0.7 million and $0.4 million, respectively are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

7. Fair Value of Derivatives and Financial Instruments

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

Derivative Financial Instruments and Hedging Activities

The Company manages interest rate risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has entered into interest rate swaps to manage exposures that arise from changes in interest rates. The Company’s derivative financial instruments are used to manage the Company’s risk of increased cash outflows from the floating rate loans that may result from rising interest rates, in particular the reference rate for the loans, or one-month LIBOR. In order to minimize counterparty credit risk, the Company has entered into and expects to enter in the future into hedging arrangements and intends to only transact with major financial institutions that have high credit ratings.

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2021 and  December 31, 2020 were classified as Level 2 of the fair value hierarchy.

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

As of December 31, 2021, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	One-Month LIBOR	20,000	0.9140%
			$320,000	1.4309%	(2)

(1)	As of December 31, 2021, one-month LIBOR was 0.1013%.

(2)	Represents the weighted average fixed rate of the interest rate swaps.

For the years ended December 31, 2021, 2020 and 2019, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $11.9 million of unrealized gain, $17.1 million of unrealized loss and $1.6 million of unrealized gain, respectively, related to the change in fair value of the interest rate swaps.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On November 1, 2018, the Company, through the OP, entered into an interest rate cap transaction with SMBC Capital Markets, Inc. with a notional amount of $241.4 million. The interest rate cap was required by the lender and effectively capped the total rate paid by the Company on $241.4 million of mortgage debt at 6.60%. Upon expiration of the interest rate cap on November 1, 2021, the interest rate cap requirement was waived by the lender and the Company did not enter into a new cap agreement. The Company may in the future seek to enter into new interest rate cap agreements to hedge debt.

For years ended December 31, 2021, 2020 and 2019, on the consolidated statements of operations and comprehensive income (loss), the Company recognized less than $0.1 million of interest expense related to the interest rate cap.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and  December 31, 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$—	$—	$3,590	$15,453
Total		$—	$—	$3,590	$15,453

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

8. Stockholders’ Equity

The Company issues Shares under the Private Offering as well as under the Company’s distribution reinvestment program (the “DRIP”). Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share. The following table details all Share issuances under the Private Offering and the DRIP for the following years (dollars in thousands):

For the Year Ended	Shares issued	Proceeds	DRIP reinvestment
December 31, 2019	3,255,762	$91,497	$2,702
December 31, 2020	4,142,704	124,958	7,219
December 31, 2021	12,836,295	505,524	16,638
Total	20,234,761	$721,979	$26,559

The following table provides detail on cash dividends declared on Shares as well as reinvested dividends as part of the Company’s DRIP for the following years (dollars in thousands):

For the Year Ended	DRIP Shares Issued	DRIP Dividend	Cash Dividend	Cash Dividend Accrued on RSUs (1)	Total Dividend
December 31, 2019	95,589	$2,702	$4,022	$—	$6,724
December 31, 2020	229,382	7,219	8,001	400	15,620
December 31, 2021	389,691	16,638	15,920	819	33,377
Total	714,662	$26,559	$27,943	$1,219	$55,721

(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

As of December 31, 2021, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2019	73,700		$2,200
Granted	179,858		5,543
Vested	(18,425)		(550)
Forfeited	—		—
Outstanding December 31, 2020	235,133		$7,193
Granted	191,506		6,720
Vested	(48,935	)(2)	(1,508)
Forfeited	—		—
Outstanding December 31, 2021	377,704		$12,405

(1)

Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 45,067 Shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the RSUs is as follows:

Vest Date	RSUs Vesting
February 15, 2022	32,485
May 11, 2022	21,336
December 10, 2022	18,425
February 15, 2023	22,717
May 11, 2023	21,335
December 10, 2023	18,426
February 15, 2024	22,717
May 11, 2024	21,335
February 14, 2025	22,717
Upon successful completion of IPO	176,211
377,704

For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $2.3 million, $1.1 million and less than $0.1 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

9. Redeemable Noncontrolling Interests in the OP

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

The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2020	$127,090
Net loss attributable to redeemable noncontrolling interests in the OP	(144)
Contributions by redeemable noncontrolling interests in the OP	6,559
Distributions to redeemable noncontrolling interests in the OP	(8,509)
Equity-based compensation	2,353
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	2,504
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	66,509
Redeemable noncontrolling interests in the OP, December 31, 2021	$196,362

The following table provides detail on distributions to noncontrolling interests in the OP for the following years, including under the OP’s DRIP (dollars in thousands):

Year Ended	DRIP OP Units Issued	OP DRIP Distribution	OP Cash Distribution	OP Distribution on PI Units	Total OP Distribution
December 31, 2019	121,054	$3,396	$2,861	$107	$6,364
December 31, 2020	124,339	3,872	3,014	647	7,533
December 31, 2021	39,262	1,633	5,935	941	8,509
Total	284,655	$8,901	$11,810	$1,695	$22,406

As of December 31, 2021, the Company held 18,673,164 Class A OP Units, NREO held 2,691,330 Class B OP Units, NRESF held 86,595 Class C OP Units, GAF REIT held 136,656 Class C OP Units and the VineBrook Contributors and other Company insiders held 712,355 Class C OP Units.

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

As of December 31, 2021, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2019	120,399	$3,456
Granted	231,590	7,023
Vested	(41,524)	(1,189)
Forfeited	—	—
Outstanding December 31, 2020	310,465	$9,290
Granted	246,169	9,426
Vested	(58,044)	(1,751)
Forfeited	—	—
Outstanding December 31, 2021	498,590	$16,965

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
498,590

*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2021, November 30, 2022, November 30, 2023 and November 30, 2024.

For the years ended December 31, 2021, 2020 and 2019, the OP recognized approximately $2.4 million, $1.5 million and $0.3 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Year End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
December 31, 2019	5,162,532	3,071,704	8,234,236
December 31, 2020	9,260,795	3,476,216	12,737,011
December 31, 2021	21,814,248	3,626,936	25,441,184

10. Redeemable Series A Preferred Stock

On January 8, 2021, the Company issued 1,460,000 Preferred Shares at a price of $25.032 per share, for gross proceeds of approximately $36.5 million. The net proceeds were in turn used to purchase 1,460,000 6.50% Series A Cumulative Redeemable Preferred Units of the OP (“OP Preferred Units”). The OP used the proceeds for acquisitions and other corporate purposes. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions. On March 15, 2021, the Company declared a dividend of $0.40625 per share to the holders of record of Preferred Shares as of March 25, 2021, which was paid on April 12, 2021. On June 10, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of June 25, 2021, which was paid on July 12, 2021. On September 10, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of September 25, 2021, which was paid on October 12, 2021. On November 3, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of November 15, 2021, which was paid on January 12, 2022. The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2020	3,540,000	$85,067
Issuance of Redeemable Series A preferred stock	1,460,000	36,547
Issuance costs related to Redeemable Series A preferred stock	—	(1,430)
Net income attributable to Redeemable Series A preferred stockholders	—	8,125
Dividends declared to Redeemable Series A preferred stockholders	—	(8,125)
Accretion to redemption value	—	712
Redeemable Series A preferred stock, December 31, 2021	5,000,000	$120,896

11. Income Taxes

The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to U.S. federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the year ended December 31, 2021, and the Company did not have a TRS for the years ended December 31, 2020 and 2019.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2021, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.

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

The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of December 31, 2021. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

12. Related Party Transactions

Advisory Fee

Pursuant to the Advisory Agreement, the Company will pay the Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of the gross asset value of the Company on a consolidated basis (excluding the value of the OP’s assets but inclusive of the Company’s pro rata share of the debt held at the OP and its SPEs). The Adviser will manage the Company’s business including, among other duties, advising the Board to issue distributions, preparing our quarterly and annual consolidated financial statements prepared under GAAP, development and maintenance of internal accounting controls, management and conduct of maintaining our REIT status, calculation of our NAV and recommending the appropriate NAV to be set by the Board, processing of sales of Shares through the Private Offering, reporting to holders of Shares, our tax filings, and other responsibilities customary for an external advisor to a business similar to ours. With certain specified exceptions, the advisory fee together with reimbursement of operating and offering expenses may not exceed 1.5% of average total assets of the Company and the OP, as determined in accordance with GAAP on a consolidated basis, at the end of each month (or partial month) (i) for which any advisory fee is calculated or (ii) during the year for which any expense reimbursement is calculated.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred advisory fees of approximately $8.3 million, $3.3 million and $1.7 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

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

Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. As of December 31, 2021, the OP recorded a receivable of approximately $2.2 million due from the Manager, included in due from Manager on the consolidated balance sheet related to the Manager Cash Cap rebate, and as a reduction to the management fee expense on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2020, the OP recorded a receivable of approximately $1.1 million due from the Manager, included in due from Manager on the consolidated balance sheet related to the Manager Cash Cap rebate, and as a reduction to the management fee expense on the consolidated statements of operations and comprehensive income (loss).

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

The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, of which approximately $4.2 million and $0.6 million is due to the Manager and included in accounts payable and other accrued liabilities on the consolidated balance sheets as of December 31, 2021 and 2020, respectively, under the terms of Management Agreements and Side Letter, for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

		For the Year Ended December 31,
	Location on Financial Statements	2021	2020	2019
Fees Incurred
Property management fees	Statement of Operations	$7,115	$4,478	$3,190
Acquisition fees	Balance Sheet	9,216	1,771	1,718
Construction supervision fees	Balance Sheet	6,739	4,194	2,081

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	15,462	8,501	4,179
Other reimbursements	Balance Sheet and Statement of Operations	855	414	322
Totals		$39,387	$19,358	$11,490

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

Advance Acquisition and Construction Fee Advances Paid to the Manager

Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item due from Manager on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the Company recorded no receivable for Fee Advances.

Backstop Loans to the Manager

Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item due from Manager on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.

Dealer Manager Fees

Investors may be charged a dealer manager fee of between 0.50% and 3.00% of gross investor equity by the Dealer Manager for sales of Shares pursuant to the Private Offering, subject to certain breakpoints and various terms of the Dealer Manager Agreements. At the sole discretion of the Dealer Manager, the dealer manager fee may be partially or fully waived. The dealer manager fee is paid to an affiliate of the Adviser.

Organization and Private Offering Expenses

Offering and organizational expenses (“O&O Expenses”) may be incurred in connection with sales in the Private Offering at the discretion of the Company and are borne by investors through a fee of up to 0.50% of gross investor equity for sales through Raymond James and up to 1.00% of gross investor equity for other sales. O&O Expenses are intended to reimburse the Company, Adviser and Placement Agents for the costs of maintaining the Private Offering and selling costs incurred in raising equity under the Private Offering. Payments for bona fide expenses and reimbursements are O&O Expenses which are recorded as a reduction to equity.

See below for detail related to the O&O Expenses as of December 31, 2021 (dollars in thousands):

Amount
Gross investor equity raised subject to O&O	$823,773

O&O collected and available for reimbursements	$5,559

O&O Expenses reimbursed for the period:
Inception through December 31, 2019	$686
January 1, 2020 through March 31, 2020	188
April 1, 2020 through June 30, 2020	235
July 1, 2020 through September 30, 2020	175
October 1, 2020 through December 31, 2020	385
January 1, 2020 through March 31, 2021	296
April 1, 2021 through June 30, 2021	944
July 1, 2021 through September 30, 2021	1,264
October 1, 2021 through December 31, 2021	1,198
$5,371

O&O available for future reimbursements	$188

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

13. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2021, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

14. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Prager Portfolio Acquisition

On February 8, 2022, the Company, through the OP, acquired a portfolio of approximately 3,000 homes (the “Prager Portfolio”) for approximately $354.2 million, excluding various closing costs. The OP used various debt financing to fund the purchase, which was net of a $14.2 million prepaid deposit that was accrued as of December 31, 2021. In connection with the purchase, the OP entered into a $150.0 million bridge credit agreement with KeyBank. Please see the table below for information about the Prager Portfolio:

Market	State	# of Homes	Occupancy	Average Effective Rent
Memphis	TN, MS	741	77.2%	$1,082
Atlanta	GA	739	91.2%	1,482
Saint Louis	MO	308	68.2%	1,060
Pensacola	FL	300	97.7%	1,287
Raeford	NC	250	95.6%	1,105
Kansas City	MO	230	87.4%	1,090
Portales	NM	150	84.7%	1,070
Augusta/Aiken	GA, SC	67	85.1%	962
Jacksonville	FL	53	98.1%	1,043
Total/Average		2,838	85.4%	$1,215

Other Acquisitions

In addition to the Prager Acquisitions, subsequent to December 31, 2021, the Company acquired approximately 791 homes for a purchase price of approximately $81.8 million. In total, subsequent to December 31, 2021, the Company acquired over 3,600 homes.

First Quarter 2022 Dividends

On January 25, 2022, the Company approved a dividend of $0.1767 per Share for common stock shareholders of record as of January 25, 2022. On February 14, 2022, the Company approved a dividend of $0.1767 per Share for common stock shareholders of record as of February 15, 2022. The approved dividends are payable on March 31, 2022.

Equity Issuances Pursuant to the Private Offering

Subsequent to December 31, 2021, the Company issued approximately 1,498,743 Shares for proceeds of approximately $79.0 million, of which approximately $26.5 million was received prior to  December 31, 2021 and was included in accounts payable and other accrued liabilities.

NAV Determination

Pursuant to the terms of the Private Offering and calculated in accordance with the Valuation Methodology, on January 20, 2022, the Company determined that its NAV per share calculated on a fully diluted basis was $54.14 as of December 31, 2021. In accordance with provisions in the OP LPA, the value of the OP Units per OP Unit was also increased to $54.14. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(dollars in thousands)

			Initial Cost to Company			Gross Cost Basis as of December 31, 2021 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition
Operating homes
Cincinnati	3,031	$278,451	$74,313	$200,979	$34,066	$74,313	$235,045	$309,358	$(20,319)	$289,039	2018-2021
Dayton	2,742	190,323	49,325	145,746	22,677	49,325	168,423	217,748	(15,986)	201,762	2018-2021
Columbus	1,499	138,479	35,969	92,683	23,020	35,969	115,703	151,672	(10,873)	140,799	2018-2021
St. Louis	1,696	105,378	26,172	110,486	23,831	26,172	134,317	160,489	(5,222)	155,267	2019-2021
Indianapolis	1,308	121,679	21,526	113,716	13,439	21,526	127,155	148,681	(5,615)	143,066	2018-2021
Birmingham	814	98,879	17,610	84,585	2,551	17,610	87,136	104,746	(2,922)	101,824	2021
Columbia	784	93,815	17,388	83,983	2,221	17,388	86,204	103,592	(2,782)	100,810	2021
Kansas City	742	76,830	12,316	58,373	14,098	12,316	72,471	84,787	(2,534)	82,253	2019-2021
Jackson	789	48,522	18,853	49,752	8,702	18,853	58,454	77,307	(1,413)	75,894	2019-2021
Memphis	626	42,905	8,364	32,088	15,137	8,364	47,225	55,589	(2,351)	53,238	2019-2021
Augusta	555	48,387	12,600	47,895	2,296	12,600	50,191	62,791	(1,324)	61,467	2021
Milwaukee	655	45,270	9,355	48,976	11,611	9,355	60,587	69,942	(1,473)	68,469	2019-2021
Pittsburgh	401	25,470	7,898	22,550	4,759	7,898	27,309	35,207	(1,007)	34,200	2019-2021
Greenville	253	27,702	4,998	28,591	1,159	4,998	29,750	34,748	(872)	33,876	2021
Little Rock	286	10,584	4,704	16,169	3,036	4,704	19,205	23,909	(389)	23,520	2019-2021
Huntsville	180	17,865	3,631	18,707	977	3,631	19,684	23,315	(485)	22,830	2021
Omaha	206	8,681	2,235	18,673	2,593	2,235	21,266	23,501	(554)	22,947	2019-2021
Triad	161	13,491	3,894	16,310	1,432	3,894	17,742	21,636	(418)	21,218	2021
Montgomery	161	9,555	3,040	13,353	1,537	3,040	14,890	17,930	(250)	17,680	2021
Total operating homes	16,889	1,402,266	334,191	1,203,615	189,142	334,191	1,392,757	1,726,948	(76,789)	1,650,159
Homes held for sale	2	—	13	68	—	13	68	81	—	81	2018
Total homes	16,891	$1,402,266	$334,204	$1,203,683	$189,142	$334,204	$1,392,825	$1,727,029	$(76,789)	$1,650,240

(1)	The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was approximately $1.7 billion as of December 31, 2021.
(2)	Balances include intangible lease assets.

S- 1

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Gross operating real estate:
Balance, beginning of year	$754,467	$521,084	$335,306
Acquisitions and building improvements	978,661	234,825	189,495
Write-offs	(6,180)	(1,442)	(3,717)
Balance, end of year	$1,726,948	$754,467	$521,084

Accumulated depreciation and amortization:
Balance, beginning of year	$34,396	$15,391	$3,027
Depreciation expense (1)	42,312	19,304	12,999
Amortization expense	6,261	1,143	3,082
Write-offs	(6,180)	(1,442)	(3,717)
Balance, end of year	$76,789	$34,396	$15,391

(1)	Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 27.5 years.