Form 10-K/A
period 2021-12-31
VINEBROOK HOMES TRUST, INC.
filed 2022-05-02
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of February 28, 2022, the registrant had 23,369,124 shares of its Class A Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location	Phoenix, Arizona, United States

EXPLANATORY NOTE

VineBrook Homes Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Our directors and executive officers and their positions and ages are as follows:

Name	Age	Position
Scott Kavanaugh	61	Independent Director
Arthur Laffer	81	Independent Director
Edward Constantino	75	Independent Director
Catherine Wood	66	Independent Director
Brian Mitts	51	Director, Interim President, Chief Financial Officer, Assistant Secretary and Treasurer
Dana Sprong	43	Director, Senior Vice President of Acquisitions & Dispositions and member of Investment Committee
Matt McGraner	38	Executive Vice President, Chief Investment Officer, Secretary and member of Investment Committee
Ryan McGarry	36	Senior Vice President of Asset Management and member of Investment Committee

Below is a biography for each director who is not an employee of NexPoint Real Estate Advisors V, L.P. (our “Adviser”) or VineBrook Homes, LLC (our “Manager”). For biographical information on our directors who also serve as our executive officers and our executive officers, see “—Key Employees of our Adviser” and “—Key Employees of our Manager.”

Scott Kavanaugh

Mr. Kavanaugh has served as a member of our board of directors (our “Board”) since December 2018. Mr. Kavanaugh has also served as a member of the board of directors of NexPoint Residential Trust, Inc., a publicly traded multifamily real estate investment trust (“NXRT”), since March 2015, and as a member of the board of directors of NexPoint Real Estate Finance, Inc. (“NREF”) since February 2020. Mr. Kavanaugh is, and since December 2009 has been, the CEO of First Foundation Inc. (“FFI”), a financial services company. From June 2007 until December 2009, he served as President and Chief Operating Officer of FFI. Mr. Kavanaugh has been the Vice-Chairman of FFI since June 2007. He also is, and since September 2007 has been, the Chairman and CEO of FFI’s wholly owned banking subsidiary, First Foundation Bank. Mr. Kavanaugh was a founding stockholder and served as an Executive Vice President and Chief Administrative Officer and a member of the board of directors of Commercial Capital Bancorp, Inc., the parent holding company of Commercial Capital Bank, from 1999 until 2003. From 1998 until 2003, Mr. Kavanaugh served as the Executive Vice President and Chief Operating Officer and a director of Commercial Capital Mortgage. From 1993 to 1998, Mr. Kavanaugh was a partner and head of trading for fixed income and equity securities at Great Pacific Securities, Inc., a west coast-based regional securities firm. Mr. Kavanaugh is, and since 2009 has been, a member of the board of directors of Colorado Federal Savings Bank and its parent holding company, Silver Queen Financial Services, Inc. Mr. Kavanaugh also served as a member of the board of directors of NexBank, SSB (“NexBank”) and its parent holding company, NexBank Capital, Inc., from 2014 until 2015. Mr. Kavanaugh was selected to serve on our Board because of his expertise in investment management and his experience as both an executive officer and a director of multiple companies.

Arthur Laffer

Dr. Laffer has served as a member of our Board since December 2018. Dr. Laffer has also served as a member of the board of directors of NXRT since May 2015 and as a member of the board of directors of NREF since February 2020. Dr. Laffer is the founder and chairman of Laffer Associates, an economic research and consulting firm and served as the chairman and director of Laffer Investments, a registered investment advisor, from 1999 to 2019. Dr. Laffer served as a director of GEE Group, Inc., a provider of specialized staffing solutions, from 2014 to 2020. Dr. Laffer also served as a director of EVO Transportation and Energy Services Inc. from 2018 to 2019. A former member of President Reagan’s Economic Policy Advisory Board during the 1980s, Dr. Laffer’s economic acumen and influence have earned him the distinction in many publications as The Father of Supply-Side Economics. He has served on several boards of directors of public and private companies, including staffing company MPS Group, Inc., which was sold to Adecco Group for $1.3 billion in 2009. Dr. Laffer has served as a director of VerifyMe, Inc. since 2019. Dr. Laffer was previously a consultant to Secretary of the Treasury William Simon, Secretary of Defense Donald Rumsfeld, and Secretary of the Treasury George Shultz. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget under Mr. Shultz. Additionally, Dr. Laffer was formerly the Distinguished University Professor at Pepperdine University and a member of the Pepperdine University board of directors. He also served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago. Dr. Laffer was selected to serve on our Board because of his expertise in economics and his experience as a director of multiple companies.

Edward Constantino

Mr. Constantino has served as a member of our Board since February 2019. Mr. Constantino has also served as a member of the board of directors of NXRT since March 2015, as a member of the board of directors of NREF since February 2020 and as a member of the board of directors of NexPoint Diversified Real Estate Trust (“NXDT”), a closed-end mutual fund, since March 2020. Mr. Constantino has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Andersen LLP and KPMG. Mr. Constantino retired from KPMG in late 2009, where he was an audit partner in charge of the firm’s real estate and asset management businesses. Mr. Constantino is, and since 2010 has been, a member of the board of directors of Patriot Bank N.A. Mr. Constantino has also served as a consultant for the law firm Skadden, Arps, Slate, Meagher & Flom LLP. He is a licensed CPA, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Public Accountants. He is currently a member of the Board of Trustees and part of the Finance and Investment Committee at St. Francis College in Brooklyn Heights, New York. He is also a Board member and Audit Committee Chair of ARC Trust, Inc. and ARC Trust III, Inc. Mr. Constantino was selected to serve on our Board because of his extensive accounting experience, particularly in the real estate field.

Catherine Wood

Ms. Wood has served as a member of our Board since July 2020. In addition, she has served as a member of the board of directors of NXRT and the board of directors of NREF since July 2020. Ms. Wood is currently Chief Executive Officer, Chief Investment Officer and a board member of ARK Investment Management LLC (“ARK”), an SEC registered investment advisor, which she founded in January 2014. Ms. Wood is also currently Chief Executive Officer, Chief Investment Officer and a board member of ARK ETF Trust. Prior to ARK, Ms. Wood spent 12 years at AllianceBernstein as Chief Investment Officer of Global Thematic Strategies. Ms. Wood joined AllianceBernstein from Tupelo Capital Management, a hedge fund she co-founded. Prior to her tenure at Tupelo Capital Management, Ms. Wood worked for 18 years at Jennison Associates LLC as Chief Economic Officer and several other positions. Ms. Wood started her career in Los Angeles at The Capital Group as an Assistant Economist. Ms. Wood received her Bachelor of Science, summa cum laude, in Finance and Economics from the University of Southern California. Ms. Wood was selected to serve on our Board because of her experience as it relates to disruptive technologies, business models and processes, which provides a unique and important perspective to the Board.

Board of Directors

We are managed by our Board, which is currently comprised of six persons. Each director serves a one-year term expiring at each annual meeting of stockholders and lasting until his or her respective successor is duly elected and qualified. Pursuant to the terms of an advisory agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and renewed on November 1, 2021 between us and our Adviser (the “Advisory Agreement”), our Adviser has the right to designate individuals (the “Adviser Designees”) to be nominated for election (or re-election) to our Board, such that, if elected, there shall be two Adviser Designees serving on our Board, and we will take all reasonably necessary action to nominate and include the Adviser Designees in the slate of nominees recommended by our Board for election as directors at each applicable annual meeting of stockholders or special meeting of stockholders at which directors are to be elected. To the extent the Adviser Designees are not elected, our Adviser may terminate the Advisory Agreement and receive the Adviser Termination Fee (as defined below). On August 22, 2021 James Dondero resigned from his position as a director of the Company and the Adviser did not designate an Adviser Designee to fill the Board seat left vacant by such resignation. James Dondero’s resignation was not a result of any disagreement with the Company or any matter relating to its operations, policies or practices.

Pursuant to the terms of the Side Letter (as defined below), our Manager has the right to designate an individual (the “Manager Designee”) to be nominated for election (or re-election) to our Board, that, if elected, there shall be one Manager Designee serving on our Board, and we will take all reasonably necessary action to nominate and include the Manager Designee in the slate of nominees recommended by our Board for election as directors at each applicable annual meeting of stockholders or special meeting of stockholders at which directors are to be elected.

Our Board has determined that each of Edward Constantino, Scott Kavanaugh, Dr. Arthur Laffer and Catherine Wood is independent in accordance with the New York Stock Exchange (“NYSE”) listing standards. Of the remaining directors, (a) one of the directors is independent of our Adviser (Dana Sprong) and (b) one of the directors is independent of our Manager (Brian Mitts). Generally, all actions by our Board require the affirmative approval or consent of a majority of the directors present at a meeting at which a quorum is present. Based on the composition of our Board, all actions taken by our Board require the approval or consent of at least two of the directors who is independent of both our Adviser and our Manager. In regard to actions impacting our Adviser, our Adviser’s Board representative (Brian Mitts) abstains from voting on those matters and in regard to actions impacting our Manager, our Manager’s Board representative (Dana Sprong) abstains from voting on those matters.

The Company has a policy that all directors are expected to attend the annual meeting.

Committees of the Board of Directors

Our Board may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full meeting of our Board. Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, the composition and responsibilities of which are described below. Members will serve on the committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our audit committee consists of Edward Constantino, Scott Kavanaugh, Dr. Arthur Laffer and Catherine Wood, with Edward Constantino serving as chair of the committee. Our Board has determined that Edward Constantino qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations. Our Board has also determined that each of Edward Constantino, Scott Kavanaugh, Dr. Arthur Laffer and Catherine Wood is independent as defined by NYSE listing standards and SEC requirements relating to the independence of audit committee members. Our audit committee charter details the principal functions of the audit committee, including oversight related to:

•	our accounting and financial reporting processes;

•	the integrity of our consolidated financial statements;

•	our systems of disclosure controls and procedures and internal control over financial reporting;

•	our compliance with financial, legal and regulatory requirements;

•	the performance of our internal audit function; and

•	our overall risk assessment and management.

Our audit committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The audit committee will also prepare the audit committee report to be included in our annual proxy statement. Our audit committee charter is available on our website at www.investors.vinebrookhomes.com.

Compensation Committee

Our compensation committee consists of Edward Constantino, Scott Kavanaugh, Dr. Arthur Laffer and Catherine Wood, with Dr. Arthur Laffer serving as chair of the committee. Our Board has determined that each of Edward Constantino, Scott Kavanaugh, Dr. Arthur Laffer and Catherine Wood is independent as defined by NYSE listing standards and SEC requirements relating to the independence of compensation committee members. Our compensation committee charter details the principal functions of the compensation committee, including:

•	reviewing our compensation policies and plans;

•	implementing and administering the VineBrook Homes Trust, Inc., 2018 Long-Term Incentive Plan (the “LTIP”);

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	producing a report on compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the compensation of our directors.

Our compensation committee has the sole authority to retain and terminate compensation consultants to assist in the evaluation of our compensation and the sole authority to approve the fees and other retention terms of such compensation consultants. The committee is also able to retain independent counsel and other independent advisors to assist it in carrying out its responsibilities. Our compensation committee charter is available on our website at www.investors.vinebrookhomes.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Edward Constantino, Scott Kavanaugh, Dr. Arthur Laffer and Catherine Wood, with Scott Kavanaugh serving as chair of the committee. The Board has determined that each of Edward Constantino, Scott Kavanaugh, Dr. Arthur Laffer and Catherine Wood is independent as defined by NYSE listing standards. Our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee, including:

•
reviewing the characteristics of current Board members, including diversity characteristics and determining if any characteristics are lacking and using these measures in identifying and recommending to the full Board qualified candidates for election as directors;

•	developing and recommending to the Board corporate governance guidelines and implementing and monitoring such guidelines;

•	reviewing and making recommendations on matters involving the general operation of the Board, including board size and composition, and committee composition and structure;

•	recommending to the Board nominees for each committee of the Board;

•	annually facilitating the assessment of the Board’s performance, as required by applicable law, regulations and the NYSE corporate governance listing standards;

•	annually reviewing and making recommendations to the Board regarding revisions to the corporate governance guidelines and the code of business conduct and ethics;

•	overseeing succession planning; and

•	overseeing the Company’s strategy, initiatives, risks, opportunities and reporting on material environmental, social and governance matters.

Our nominating and corporate governance committee has the sole authority to retain and terminate any search firm to assist in the identification of director candidates and the sole authority to set the fees and other retention terms of such search firms. The committee is also able to retain independent counsel and other independent advisors to assist it in carrying out its responsibilities. Our nominating and corporate committee charter is available on our website at www.investors.vinebrookhomes.com.

Our Adviser

Our Adviser is an affiliate of NexPoint Real Estate Advisors, L.P. (“NREA”). NREA is wholly owned by NexPoint Advisors, L.P. (“NexPoint”) and is a leading real estate manager. Pursuant to the Advisory Agreement, our operations are managed by our Adviser. Our Adviser’s responsibilities include, among other duties, recommending distributions to our Board, preparing our quarterly consolidated unaudited financial statements and annual consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), managing our annual audit, developing and maintaining appropriate internal accounting controls, maintaining our real estate investment trust (“REIT”) status, calculating our net asset value (“NAV”), processing purchases and redemptions of shares of our common stock, reporting to investors, preparing our tax filings, raising capital for us and procuring debt financing. Additionally, certain employees of our Adviser serve as some of our directors and executive officers.

Key Employees of Our Adviser

Brian Mitts

Mr. Mitts has served as a member of our Board since July 2018, as our Chief Financial Officer, Treasurer and Assistant Secretary since November 2018 and as our Interim President since September 27, 2021. Mr. Mitts co-founded NREA as well as NXRT, NREF and other real estate businesses with Mr. McGraner and Mr. Dondero. Currently, Mr. Mitts leads our financial reporting and accounting teams and is integral in financing and capital allocation decisions. Prior to co-founding NREA, NXRT and NREF, Mr. Mitts was Chief Operations Officer of Highland Capital Management Fund Advisors, L.P (“HCMFA”), the external advisor of open-end and closed-end funds where he managed the operations of these funds and helped develop new products. Mr. Mitts was also a co-founder of NexPoint, the parent of NREA. He has worked for NREA or its affiliates since 2007. Mr. Mitts has also served as a director of NXRT since September 2014 and as the Chief Financial Officer, Executive Vice President-Finance and Treasurer of NXRT since March 2015. In February 2019, Mr. Mitts was also appointed Secretary of NXRT. From September 2014 to March 2015, Mr. Mitts served as President and Treasurer of NXRT. Mr. Mitts has also served as the Chief Financial Officer, Executive VP-Finance, Treasurer and Corporate Secretary of NHT since December 2018, as the Chief Financial Officer, Executive Vice President-Finance, Secretary and Treasurer of NREF since February 2020, and as a member of the board of directors of NREF since June 2019. Mr. Mitts also served as our President and Treasurer from July 2018 until October 2018. Since November 2020, Mr. Mitts has also served as Chief Financial Officer, Secretary and Treasurer of NSP. Mr. Mitts was selected to serve on our Board because of his prior service as a director and his experience as an executive officer.

Matt McGraner

Mr. McGraner has served as our Executive VP, Chief Investment Officer and Secretary and as a member of the investment committee (the “Investment Committee”) of our operating partnership, VineBrook Homes Operating Partnership, L.P. (the “OP”) since 2018. Mr. McGraner co-founded NREA as well as NXRT, NREF and other real estate businesses with Mr. Mitts and Mr. Dondero. Mr. McGraner has also served as the Executive VP and Chief Investment Officer of NXRT since March 2015 and has served as the Executive VP and Chief Investment Officer of NREF since February 2020 and as a member of the board of directors and President of NexPoint Storage Partners, Inc. (“NSP”) since November 2020. From September 2014 to March 2015, Mr. McGraner served as NXRT’s Secretary. Mr. McGraner has also served as Chief Investment Officer of NexPoint Hospitality Trust, Inc. (“NHT”), a publicly traded hospitality REIT listed on the TSX Venture Exchange (the “TSXV”) since December 2018 and as a Managing Director at NexPoint since 2016. With over ten years of real estate, private equity and legal experience, his primary responsibilities are to lead the operations of the real estate platform at NexPoint, as well as source and execute investments, manage risk and develop potential business opportunities, including fundraising, private investments and joint ventures. Mr. McGraner is also a licensed attorney and was formerly an associate at Jones Day from 2011 to 2013, with a practice primarily focused on private equity, real estate and mergers and acquisitions. While at Jones Day, Mr. McGraner led the acquisition and financing of over $200 million of real estate investments and advised on $16.3 billion of M&A and private equity transactions. Since 2013, Mr. McGraner has led the acquisition and financing of approximately $11.8 billion of real estate investments.

Paul Richards

Mr. Richards (33) has served as our Vice President of Asset Management and Financing since 2018. Mr. Richards has also served as Vice President of Asset Management of NHT since March 2019, as a Director at NREA since 2019 and as VP of Originations and Investments of NREF since February 2020. His primary responsibilities are to research and conduct due diligence on new investment ideas, perform valuation and benchmark analysis, monitor and manage investments in the existing real estate portfolio, and provide industry support for NexPoint’s real estate team. Mr. Richards serves as a Director for NREA and joined in 2017. From 2016 to 2017, Mr. Richards served as a Product Strategy Associate at HCMFA, where he was responsible for evaluating and optimizing the registered product lineup. Previously, Mr. Richards was also employed with Deloitte & Touche LLP’s state and local tax practice where he served as a tax consultant specializing in state strategic tax reviews, voluntary disclosure agreements, state tax exposure research, and overall state tax compliance.

Jackie Graham

Ms. Graham (32) has served as the Director, Investor Relations and Capital Markets at NexPoint since 2016. Ms. Graham is responsible for leading investor relations and capital markets efforts for NexPoint’s public and private real estate companies. Prior to joining NexPoint in November 2016, she worked as a marketing consultant at The Nautilus Group, a service of New York Life Insurance Company. At the Nautilus Group, Ms. Graham consulted with agents who work in the high net worth market. She was responsible for event planning, creating custom marketing collateral, and developing continuing education programs for attorneys, accountants, and other financial planning professionals. Ms. Graham received a BS in Political Science with a pre-law emphasis and a minor in Communications from Santa Clara University. She also holds FINRA Series 7 and 63 licenses.

David Willmore

Mr. Willmore, CPA, (37) has served as the Chief Accounting Officer for NexPoint since 2021. Mr. Willmore has also served as the VP of Finance for NREF and NexPoint Residential Trust, Inc. since February 2020. Mr. Willmore has also served as Senior Manager at NXRT since March 2019 and was previously a Senior Manager at a former NexPoint affiliate from February 2017 to March 2019. With over ten years of accounting, auditing, and financial reporting experience, his primary responsibilities are to implement the financial and operational strategies of NexPoint’s public and private REITs and registered investment funds as well as ensure timely and accurate accounting and reporting. As a Senior Manager, Mr. Willmore was responsible for the accounting, reporting and operations for hedge funds, separately managed accounts and private equity business lines. Before joining in October 2011, Mr. Willmore began his career at Deloitte & Touche LLP as an auditor in the Audit and Enterprise Risk Services Group.

Tom Chapline

Mr. Chapline, CPA, (31) has served as a Senior Fund Analyst at NexPoint since 2017. With seven years of financial reporting experience, Mr. Chapline’s responsibilities include managing our consolidated financial reporting, accounting and operations. Mr. Chapline also manages the financial reporting, accounting and operations of private REITs on the NexPoint platform. Prior to joining NexPoint in 2017, Mr. Chapline was a Senior Associate at KPMG. Over his three years at KPMG, Mr. Chapline was responsible for leading teams on hedge fund and private equity audit engagements. Mr. Chapline received his MS and BBA in Accounting from Southern Methodist University and is a licensed Certified Public Accountant in the state of Texas.

Our Manager

Our Manager is led by Dana Sprong, Ryan McGarry, and Graham Strong and has a team of more than 450 professionals with experience in real estate investment, property management operations, construction management and comprehensive financial and metric-focused reporting. The executives of our Manager have operated in the workforce single-family rental (“SFR”) market since the inception of our predecessor in 2007, participating in several large acquisitions and financing transactions, demonstrating the ability to identify consolidation and growth opportunities and to subsequently integrate new properties into an existing portfolio.

Our properties are managed by our Manager, pursuant to the terms of management agreements (as amended from time to time, the “Management Agreements”) among our Manager and various wholly owned subsidiaries of our OP that own the SFR properties and the amended and restated side letter, dated July 31, 2020, among our Manager, our OP and other parties thereto (as amended from time to time, the “Side Letter”). From time to time, our Manager may enter into one or more additional management agreements with other wholly owned subsidiaries of our OP in connection with future acquisitions of SFR properties on the same terms as the Management Agreements. The Management Agreements and any future management agreements are collectively referred to herein as the “Management Agreements.”

Our Manager is responsible for the day-to-day management of the properties, renovating the homes, leasing the properties, managing tenant situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. In addition, subject to the limitations set forth in our OP’s Second Amended and Restated Agreement of Limited Partnership (as amended from time to time, the “OP LPA”) and oversight from the Investment Committee, our Manager is primarily responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties. Additionally, certain employees of our Manager serve on our Board, as our executive officers and on the Investment Committee.

Key Employees of Our Manager

Dana Sprong

Dana Sprong has served as a member of the Board since November 2018 and has served as our Senior Vice President of Acquisitions and Dispositions since 2018. He is also the Chief Executive Officer of our Manager and was a prior owner of our predecessor. Mr. Sprong founded our predecessor, purchased our first rental home in December of 2007, and led the due diligence, acquisition, and management of over 16,500 SFR homes. Since its inception, he has grown our Manager from zero employees to over 450 professionals. Prior to founding our predecessor, Mr. Sprong was a senior manager at JW Construction (“JWC”), an eastern Massachusetts residential construction and development firm. Prior to JWC, he was a senior manager at DJ Dowling Inc., a builder on the San Francisco Peninsula. Mr. Sprong is a licensed General Contractor and Real Estate Broker. He is also an Auxiliary On-Call Firefighter. He graduated with honors from Harvard University. Mr. Sprong also serves as a member of the Investment Committee. Mr. Sprong was selected to serve on our Board because of his prior service as a director and his experience as an executive officer.

Ryan McGarry

Ryan McGarry has served as our Senior Vice President of Asset Management since the formation event in 2018. He has also served as the Chief Operating Officer of our Manager since 2018 and served in that capacity in the legacy entities throughout our history.  Mr. McGarry leads business development, strategy, and the operations groups managing the confluence of people, process, and technology to deliver durable and consistent results across geographically dispersed assets.  Mr. McGarry joined our predecessor in 2010 and has focused on enhancing analytical capabilities to drive efficiency and scale.  Today, he maintains responsibility for the property management, property operations, construction management, information technology and human resources groups, providing direction with a focus on NOI margin enhancement.  His focus is on driving efficiency and transparency via task-based management solutions and a robust, metric-based reporting infrastructure.

Prior to joining our predecessor, Mr. McGarry worked at a national investment consulting firm, focused on investment policy direction and manager evaluation and selection. Mr. McGarry is a CFA Charterholder and a CAIA Charterholder. Mr. McGarry also serves as a member of the Investment Committee.

Graham Strong

Graham Strong (50) has served as our Manager’s Chief Financial Officer since 2018 and is responsible for administrative, financial and risk management functions including, but not limited to, the development of financial and operational strategies, metrics tied to strategy, and the ongoing development and monitoring of control systems designed to facilitate growth, preserve company assets and report accurate and timely financial results. Prior to joining our Manager, Mr. Strong served for several years on the management team of one of the largest independent, middle market equipment and technology lessors in North America. Within that organization, Mr. Strong was charged with the management of the corporate treasury, accounting and tax functions. Prior to Mr. Strong’s stint within the equipment and technology leasing industry, he served as Vice President of Finance for a large, regional originator of residential mortgages. Mr. Strong received his Master of Business Administration with a Concentration in Finance from the Williams College of Business at Xavier University. Additionally, he received his Bachelor of Business Administration, Major in Accounting, from the Carl H. Lindner College of Business at the University of Cincinnati. He is a Certified Public Accountant (CPA) and a Chartered Global Management Accountant (CGMA).

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders.

To the Company’s knowledge, including our review of copies of such reports filed with the SEC, all Section 16(a) filing requirements were satisfied on a timely basis, except for the following: Mr. McGraner inadvertently failed to timely file the following for the year ended December 31, 2021: one Form 4 filed in December 2021 (reporting one transaction); Mr. Mitts inadvertently failed to timely file the following for the year ended December 31, 2021: one Form 4 filed in December 2021 (reporting one transaction); Mr. McGarry inadvertently failed to timely file the following for the year ended December 31, 2021: one Form 4 filed in October 2021 (reporting three transactions); Mr. Sprong inadvertently failed to timely file the following for the year ended December 31, 2021: one Form 4 filed in October 2021 (reporting three transactions); and Mr. Kavanaugh inadvertently failed to timely file the following for the year ended December 31, 2021: one Form 4 filed in September 2021 (reporting one transaction).

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.

A copy of our code of business conduct and ethics is available under the Investors section of the Company’s website at investors.vinebrookhomes.com. We will also provide a copy to any person, without charge, upon written request to our Corporate Secretary at c/o VineBrook Homes Trust, Inc., 300 Crescent Court, Suite 700, Dallas, Texas 75201, Attn: Corporate Secretary. We will post information regarding any amendment to, or waiver from, our code of business conduct and ethics on our website under the Investors section.

Item 11. Executive Compensation

Compensation of Our Directors in 2021

Directors who also serve as our officers do not receive compensation for their service as directors.

Our Board has adopted a director compensation policy that provides the following compensation for non-management directors:

•	each non-management director receives an annual director’s fee payable in cash equal to $20,000 and an annual grant of restricted stock units;

•	the chair of the audit committee will receive an additional annual fee payable in cash equal to $15,000;

•	the chair of the compensation committee will receive an additional annual fee payable in cash equal to $7,500;

•	the chair of the nominating and corporate governance committee will receive an additional annual fee payable in cash equal to $7,500; and

•	the lead independent director will receive an additional annual fee payable in cash equal to $10,000.

We also reimburse directors for all expenses incurred in attending board and committee meetings.

Director Compensation Table

The following table provides information regarding the compensation of our directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards		Total
James Dondero (1) (2)	—	—		—
Brian Mitts (2)	—	—		—
Dana Sprong (2)	—	—		—
Edward Constantino	$35,000	$89,280	(3)	$124,280
Scott Kavanaugh	$37,500	$89,280	(3)	$126,780
Arthur Laffer	$27,500	$89,280	(3)	$116,780
Catherine Wood	$20,000	$89,280	(3)	$109,280

(1)	Mr. Dondero resigned as a Director and President of the Company on August 22, 2021.

(2)	These directors do not receive specific director compensation but rather receive executive compensation, which is disclosed in the executive compensation tables presented below.

(3)	These restricted stock units were granted on February 15, 2021 and vested on the first anniversary of the grant date. The grant date fair value of each award was equal to the NAV value of our common stock on the date of grant as calculated in accordance with FASB ASC Topic 718. Pursuant to the rules of the SEC, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 8 and Note 9 to our consolidated financial statements in the Original Form 10-K for information regarding the assumptions made in determining these values. As of December 31, 2021, our non-management directors each held 2,442 restricted stock units.

Compensation of Our Executive Officers in 2021

We are externally managed by our Adviser pursuant to the Advisory Agreement. In addition, our properties are managed by our Manager pursuant to the Management Agreements and Side Letter. Because our officers are employed by either our Adviser or our Manager, our officers have not received, nor do we expect they will in the future receive, any cash compensation from us for their services as our officers. The Company does not reimburse and does not plan to reimburse our Adviser for salary or benefits paid to the Company’s named executive officers. Instead, we pay our Adviser the fees described under Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Advisory Agreement” and our Manager the fees described under Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons —Management Agreements and Side Letter.” For the year ended December 31, 2021, we paid approximately $8.3 million and $7.6 million in fees to our Adviser and our Manager, respectively.

The LTIP authorizes our Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, profits interest units and certain other awards denominated or payable in, or otherwise based on, our common stock or factors that may influence the value of our common stock, plus cash incentive awards, for the purpose of providing our officers, our non-management directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

The restricted stock units granted under the LTIP vest according to the respective award agreement and typically contain time-based vesting provisions subject to continued employment and partial vesting at the successful completion of an initial public offering of our common stock. See “—Outstanding Equity Awards at Fiscal Year End” below for additional detail regarding vesting provisions. In the event of any officer’s employment with us or our Manager or Adviser, as applicable, is terminated involuntarily by our Manager or Adviser, as applicable, for reasons other than for cause, by the officer for good reason, or otherwise due to such officer’s death, disability or retirement, all outstanding restricted stock units that have not previously vested or been forfeited, will vest. In addition, in the event of a change of control under the LTIP, all outstanding restricted stock units that have not previously vested or been forfeited will vest following the passing of a specified waiting period. See “—Potential Payments upon Termination of Employment or Change of Control” below for additional information about changes of control under the LTIP.

Summary Compensation Table

The following table sets forth the compensation paid to or accrued by those named executive officers during the fiscal year presented.

Name and Principal Position	Year	Stock Awards (1)	Total
Brian Mitts	2021	$700,014	$700,014
Director, Interim President, Chief Financial Officer, Assistant Secretary and Treasurer	2020	$586,627	$586,627
James Dondero	2021	$2,288,985	$2,288,985
Former Director and President	2020	$1,784,909	$1,784,909
Dana Sprong	2021	$4,024,448	$4,024,448
Director, Senior Vice President of Acquisitions & Dispositions and member of Investment Committee	2020	$2,964,908	$2,964,908
Ryan McGarry	2021	$4,024,448	$4,024,448
Senior Vice President of Asset Management and member of Investment Committee	2020	$2,964,908	$2,964,908

(1)
The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock units or profit interest units, calculated in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 8 and Note 9 to our consolidated financial statements in the Original Form 10-K for information regarding the assumptions made in determining these values.

Outstanding Equity Awards at Fiscal Year End

The following table contains information regarding outstanding equity awards held by our named executive officers as of December 31, 2021:

	Stock Awards
Name	Number of shares that have not vested (#)		Market value of shares that have not vested ($) (1)
Brian Mitts	42,803	(2)	$2,317,354
James Dondero	124,615	(3)	$6,746,656
Dana Sprong	210,844	(4)	$11,415,094
Ryan McGarry	210,844	(4)	$11,415,094

(1)	Market value is based on the NAV of our common stock as of December 31, 2021 ($54.14).

(2)
Consists of restricted stock units granted on December 10, 2019, May 11, 2020 and February 15, 2021. With respect to the restricted stock units granted on December 10, 2019, as of December 31, 2021, there were 7,001 restricted stock units not vested, which will vest one-half on December 10, 2022 and one-half on December 10, 2023. With respect to the restricted stock units granted on May 11, 2020, as of December 31, 2021, there were 16,655 restricted stock units not vested, which will vest one-seventh on May 11, 2022, one-seventh on May 11, 2023, one-seventh on May 11, 2024 and four-sevenths on the date of the successful completion of an initial public offering of our common stock. With respect to the restricted stock units granted on February 15, 2021, as of December 31, 2021, there were 19,147 restricted stock units not vested, which will vest one-eighth on February 15, 2022, one-eighth on February 15, 2023, one-eighth on February 15, 2024, one-eighth on February 15, 2025 and one-half on the date of the successful completion of an initial public offering of our common stock.

(3)
Consists of restricted stock units granted on December 10, 2019 and May 11, 2020 and February 15, 2021. With respect to the restricted stock units granted on December 10, 2019, as of December 31, 2021, there were 11,331 restricted stock units not vested, which will vest one-half on December 10, 2022 and one-half on December 10, 2023. With respect to the restricted stock units granted on May 11, 2020, as of December 31, 2021, there were 50,675 restricted stock units not vested, which will vest one-seventh on May 11, 2022, one-seventh on May 11, 2023, one-seventh on May 11, 2024 and four-sevenths on the date of the successful completion of an initial public offering of our common stock. With respect to the restricted stock units granted on February 15, 2021, as of December 31, 2021, there were 62,609 restricted stock units not vested, which will vest one-eighth on February 15, 2022, one-eighth on February 15, 2023, one-eighth on February 15, 2024, one-eighth on February 15, 2025 and one-half on the date of the successful completion of an initial public offering of our common stock.

(4)
Consists of profit interest units granted on April 19, 2019, November 21, 2019, May 11, 2020 and May 31, 2021. With respect to the profit interest units granted on April 19, 2019, as of December 31, 2021, there were 5,920 profit interest units not vested, which will vest one-half on November 1, 2022 and one-half on November 1, 2023. With respect to the profit interest units granted on November 21, 2019, as of December 31, 2021, there were 14,740 profit interest units not vested, which will vest one-half on November 21, 2022 and one-half on November 21, 2023. With respect to the profit interest units granted on May 11, 2020, as of December 31, 2021, there were 85,083 profit interest units not vested, which will vest one-seventh on May 11, 2022, one-seventh on May 11, 2023, one-seventh on May 11, 2024 and four-sevenths on the date of the successful completion of an initial public offering of our common stock. With respect to the profit interest units granted on May 31, 2021, as of December 31, 2021, there were 105,101 profit interest units not vested, which will vest one-eighth on May 31, 2022, one-eighth on March 30, 2023, one-eighth on March 30, 2024, one-eighth on March 30, 2025 and one-half on the date of the successful completion of an initial public offering of our common stock.

Pension Benefits

We do not provide any of our officers with pension benefits.

Nonqualified Deferred Compensation

We do not provide any of our officers with any nonqualified deferred compensation plans.

Potential Payments Upon Termination of Employment or Change in Control

In the event any officer’s employment with our Adviser is terminated involuntarily by the Adviser for reasons other than for cause or otherwise due to such officer’s death, disability (as defined in the Restricted Stock Units Agreement) or retirement (as defined in the Restricted Stock Units Agreement), all outstanding restricted stock units that have not previously vested or been forfeited, will vest, in each case conditioned upon timely execution of certain releases of claims and related requirements as further described in the LTIP and following the passing of a specified waiting period. In addition, in the event our Adviser is terminated or internalized, that termination or internalization will be deemed a change in control under the LTIP. If a change in control occurs, all outstanding restricted stock awards held by our officers that have not previously vested or been forfeited, will vest following the passing of a specified waiting period.

See “—Outstanding Equity Awards at Fiscal Year-End” above for the market value of outstanding restricted stock units as of December 31, 2021 that would have vested if any of the events described above occurred on December 31, 2021.

In general, except as may be otherwise prescribed in the applicable award agreement, the LTIP provides that a change of control will be deemed to have occurred if: (a) a person or group becomes the beneficial owner of 50.1% or more of the then-outstanding shares of our common stock or the combined voting power of our then-outstanding securities entitled to vote generally in the election of directors, subject to certain exceptions (an “Ownership Change”), (b) we close a reorganization, merger, consolidation, significant sale or purchase of assets or other similar transaction resulting in a substantial change in our ownership or leadership, in each case which causes either (i) the persons or groups who are the beneficial owners of 50.1% or more of the then-outstanding shares of our common stock or the combined voting power of our then-outstanding securities entitled to vote generally in the election of directors to cease to be such beneficial owners of the entity resulting from such transaction, in substantially the same proportions of ownership as immediately prior to such transaction, or (ii) a person or group to become the beneficial owner of 50.1% or more of the outstanding shares of common stock or the combined voting power of the outstanding securities entitled to vote generally in the election of directors of the entity resulting from such transaction, subject to certain exceptions, in each case as further described in the LTIP, or (c) our stockholders approve our complete liquidation or dissolution. Each of the applicable award agreements for restricted stock units provide that an Ownership Change will only be deemed to have occurred if a person or group becomes the beneficial owner of 75% or more of the then-outstanding shares of our common stock or the combined voting power of our then-outstanding securities entitled to vote generally in the election of directors, subject to certain exceptions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of the end of our most recently completed fiscal year with respect to compensation plans (including any individual compensation arrangements, of which there are none) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders
LTIP	876,294	(1)	N/A	1,186,788
Equity compensation plans not approved by security holders
None	—		N/A	—
Total	876,294	(1)	N/A	1,186,788

(1) Represents 377,704 restricted stock units and 498,590 profit interest units issued under our LTIP.

Security Ownership of Certain Beneficial Owners and Management

The following tables shows as of February 28, 2022, the amount of our common stock owned by any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock and the amount of common stock, our common units of the OP and our 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) beneficially owned (unless otherwise indicated) by (1) our directors, (2) our executive officers, and (3) all of our directors and executive officers as a group. As of February 28, 2022, none of the foregoing beneficially own any of our Series A cumulative redeemable preferred units of the OP. The address for each beneficial owner is c/o VineBrook Homes Trust, Inc., 300 Crescent Court, Suite 700, Dallas, Texas 75201 unless otherwise provided.

Beneficial ownership and percentage of beneficial ownership is based on 23,369,124 shares of our common stock, a combined 3,658,076 Class A, Class B and Class C units of the OP (collectively, “OP Units”) and 5,000,000 shares of our Series A Preferred Stock outstanding at February 28, 2022. Shares of common stock or OP Units that a person has the right to acquire within 60 days of February 28, 2022 upon the vesting of restricted stock units or profits interest units are deemed to be outstanding and beneficially owned by the person for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

	Common Stock Beneficially Owned
Name of Beneficial Owners	Number	Percent of Class
5% Stockholders
APC-VB Homes, LLC	1,769,705	7.57%

	Common Stock Beneficially Owned			OP Units Beneficially Owned			Series A Preferred Stock Beneficially Owned
Name of Beneficial Owners	Number		Percent of Class	Number		Percent of Class	Number	Percent of Class
Directors and Executive Officers
James Dondero (1)(2)	19,019		*	2,914,581		12.3%	—	—
Brian Mitts	15,685		*	—		—	—	—
Dana Sprong	—		—	152,715	(3)	*	—	—
Ryan McGarry	—		—	152,715	(3)	*	—	—
Edward Constantino	15,935		*	2,333	(4)	*	—	—
Scott Kavanaugh	23,783		*	2,333	(4)	*	—	—
Arthur Laffer	36,708	(5)	*	2,333	(4)	*	—	—
Catherine Wood	2,442		*	—		—	—	—
All Directors and Executive Officers as a group (nine persons)	125,301		*	3,227,010		13.67%	—	—

*	Reports less than 1%

(1)	Mr. Dondero resigned as a Director and President of the Company on August 22, 2021.

(2)	Mr. Dondero, NexPoint and HCMFA have sole voting power, shared voting power, sole dispositive power and shared dispositive power as follows:
Name of Reporting Person	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power
James Dondero	19,019	2,914,581	19,019	2,914,581
NexPoint Advisors, L.P.	—	2,777,925	—	2,777,925
Highland Capital Management Fund Advisors, L.P.	—	136,656	—	136,656

(3)
Includes 35,775 vested profits interest units. Each profits interest unit can be converted into one OP Unit in the OP following vesting; provided the book-up target (as defined in the OP LPA) for the profits interest units equals zero.

(4)
Represents 2,333 vested profits interest units. Each profits interest unit can be converted into one OP Unit in the OP following vesting; provided the book-up target (as defined in the OP LPA) for the profits interest units equals zero.

(5)
Includes 20,333 shares of common stock held indirectly through a limited liability company which Dr. Laffer controls. Dr. Laffer has sole voting power with respect to 36,708 shares of common stock, shared voting power with respect to none of these shares, sole dispositive power with respect to 36,708 shares of common stock and shared dispositive power with respect to none of these shares. Dr. Laffer disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Advisory Agreement

Our Adviser acts as our adviser under the Advisory Agreement. Pursuant to the Advisory Agreement, we pay our Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of our gross asset value. Gross asset value means the value of our total assets as determined in accordance with GAAP on an unconsolidated basis plus our pro rata share of leverage at our OP. Our Adviser manages our operations and its responsibilities include, among other duties, recommending distributions and related amounts to our Board, preparing our quarterly consolidated unaudited financial statements and annual consolidated financial statements prepared under GAAP, managing our annual audit, developing and maintaining appropriate internal accounting controls, maintaining our REIT status, calculating our NAV, processing purchases and redemptions of shares of our common stock, reporting to investors, preparing our tax filings, raising capital for us, procuring debt financing and other responsibilities customary for an external advisor to an SFR REIT.

Additionally, we are required to pay directly or reimburse our Adviser for all of the documented “operating expenses” (all out-of-pocket expenses of our Adviser in performing services for us, including but not limited to the expenses incurred by our Adviser in connection with any provision by our Adviser of legal, accounting, financial and due diligence services performed by our Adviser that outside professionals or outside consultants would otherwise perform, compensation expenses under our LTIP and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Adviser required for our operations) and “offering expenses” (any and all expenses (other than underwriters’ discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses) paid or incurred by our Adviser or its affiliates in connection with the services it provides to us pursuant to the Management Agreements.

Reimbursement of operating expenses plus the advisory fees paid to our Adviser, may not exceed 1.5% of our average total gross asset value for any calendar year or portion thereof, provided, however, that this limitation will not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation, an initial public offering of our equity securities, an internalization, mergers and acquisitions and other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Average total gross asset value means the average of the total assets of the Company and our OP, as determined in accordance with GAAP on a consolidated basis, at the end of each month (or partial month) (1) for which any fee under the Advisory Agreement is calculated or (2) during the year for which any expense reimbursement under the Advisory Agreement is calculated.

For the years ended December 31, 2021, 2020 and 2019, we incurred advisory and administrative fees of approximately $8.3 million, $3.3 million and $1.7 million, respectively.

The Advisory Agreement may be terminated with 180 days’ notice prior to the expiration of the then-current term, without cause, by either us or our Adviser. In addition, we may terminate the Advisory Agreement 30 days after the delivery of written notice to our Adviser stating that a Cause Event (as defined in the Advisory Agreement) has occurred. Our Adviser may terminate the Advisory Agreement (1) 30 days after written notice has been delivered to us if we default in the performance or observance of any material term, condition or covenant contained in the Advisory Agreement and such default has continued for a period of 30 days after receipt of written notice by us of such default or (2) by giving written notice to us in the event that any of our Adviser’s designees are not elected or appointed to our Board pursuant to the terms of the Advisory Agreement. The Advisory Agreement automatically terminates upon an internalization. If the Advisory Agreement is terminated other than as a result of a Cause Event or an internalization, our Adviser will be entitled to a termination fee (the “Adviser Termination Fee”) in the amount of three times the annual advisory fee earned by our Adviser for the trailing 12-month period prior to the termination. In instances where the Advisory Agreement is terminated as a result of a Cause Event or internalization, no Adviser Termination Fee is owed.

If we and our Adviser agree to internalize our Adviser, we will purchase all of the outstanding partnership interests of our Adviser and pay our Adviser the internalization fee in stock of the Company. The internalization fee equals three times the sum of the annual advisory fee for the trailing 12-month period as of the month end immediately preceding the date we and our Adviser agree to the internalization; provided, however, the fee shall be capped at 2.5% of the combined equity value of the Company and the OP on a consolidated basis at the time of the internalization.

Under the Advisory Agreement, we are also required to indemnify our Adviser and pay or reimburse reasonable expenses in advance of final disposition of a proceeding with respect to certain of our Adviser’s acts or omissions.

Management Agreements and Side Letter

Pursuant to the Management Agreements, our Manager is generally the sole and exclusive manager for our properties (subject to the terms of the Management Agreements). Our Manager is responsible for the day-to-day management of the properties, leasing the properties, managing tenant situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. In addition, subject to the limitations set forth in the OP LPA and oversight from the Investment Committee, our Manager is primarily responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties.

Monthly in arrears, our Manager is entitled to (1) an acquisition fee equal to 1.0% of the gross purchase price paid for any new property acquired during the month, (2) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any property acquired during the month, and (3) a property management fee equal to a percentage of collected rental revenues for all properties managed during the month as follows:

•	8.0% of collected rental revenue up to and including $45 million on an annualized basis;

•	7.0% of the incremental collected rental revenue above $45 million but below and including $65 million on an annualized basis;

•	6.0% of the incremental collected rental revenue above $65 million but below and including $85 million on an annualized basis; and

•	5.0% of the incremental collected rental revenue above $85 million on an annualized basis.

As agreed by our Manager in the Side Letter, the Manager’s EBITDA (as defined in the Management Agreements) derived from management fees in any fiscal year is capped at the greater of (1) $1.0 million (the “Dollar Cap”) and (2) 0.5% of the combined equity value of the Company and our OP on a consolidated basis per fiscal year (“Equity Cap”). The Dollar Cap or Equity Cap, as applicable, will be paid (1) in cash in an amount equal to the tax obligations of our Manager’s equityholders resulting from the aggregate management fees earned in such fiscal year (up to a maximum rate of 25%) and (2) with respect to the remaining portion of the Dollar Cap or Equity Cap, as applicable, in the form of OP Units issued to our Manager at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA) as of the applicable date. The Equity Cap will reset each year as of the first business day of the fiscal year.

For the years ended December 31, 2021, 2020 and 2019, we incurred property management fees of approximately $7.6 million, $4.6 million and $3.2 million respectively.

Any Management Agreement may be terminated with 90 days’ notice without cause. In addition, all Management Agreements will automatically terminate upon (1) the sale or transfer of all or substantially all of the properties in our Portfolio or (2) the occurrence of a bankruptcy event with respect to our Manager. If a Management Agreement is terminated without cause or as a result of all or substantially all of the property being sold, our Manager will be entitled to a termination fee (the “Manager Termination Fee”) in the amount of three times the annual property management fee for the trailing 12-month period prior to the termination, with such Manager Termination Fee paid in cash. In instances where a Management Agreement is terminated for cause as the result of an uncured breach, no Manager Termination Fee is owed.

The entities that own the properties are required to indemnify, defend and hold harmless the Manager and its agents and employees from and against all claims, liabilities, losses, damages, and/or expenses arising out of (1) the Manager’s performance under the Management Agreements, or (2) facts, occurrences, or matters first arising before the date of the Management Agreements. The entities that own the properties are not required to indemnify the Manager against damages or expenses suffered as a result of the gross negligence, willful misconduct, or fraud on the part of the Manager, its agents, or employees.

The Manager is required to indemnify, defend, and hold harmless the entities that own the properties and their agents and employees from and against all claims, liabilities, losses, damages, and/or expenses arising out of the gross negligence, willful misconduct, or fraud on the part of the Manager, its agents, or employees, and shall at its own cost and expense defend any action or proceeding against us arising therefrom.

We have the right to acquire our Manager pursuant to the terms of the Side Letter. We will pay our Manager a fee equal to three times the annualized property management fee for the trailing 12-months’ property management fee reduced by $6,500,000 (the “Legacy Value”), then further reduced by 50% and then increased by the Legacy Value (the “Manager Internalization Fee”). The Manager Internalization Fee is capped at 2.5% of the combined equity value of the Company and the OP combined at the time we exercise our right to acquire our Manager.

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

Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time-to-time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Manager Internalization Fee or the Manager Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item Due from Manager on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.

Dealer Manager Fees

On August 28, 2018, we commenced a non-registered continuous private placement of up to 40,000,000 shares of our common stock (the “Private Offering”) pursuant to the safe harbor of Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933. Investors in our Private Offering may be charged a dealer manager fee of between 0.50% and 3.00% of gross investor equity by NexPoint Securities, Inc. (the “Dealer Manager”) for sales of shares in the Private Offering, subject to certain breakpoints and various terms of the agreements with the Dealer Manager. The Dealer Manager may re-allow the dealer manager fee, in whole or in part in its sole discretion, to one or more broker-dealers. At the sole discretion of the Dealer Manager, the dealer manager fee may be partially or fully waived. The Dealer Manager is an affiliate of the Adviser.

NexBank

The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank. NexBank charges no recurring maintenance fees on the accounts.

NREO Note

On August 22, 2019, the Company, through the OP, entered into an approximately $1.3 million subordinated convertible note (the “NREO Note”) with NexPoint Real Estate Opportunities, LLC (“NREO”), who is an affiliate of the Adviser. The NREO Note bore interest at a variable rate equal to LIBOR plus 2.25% and was full interest-only. The NREO Note was convertible at any time to equity at the election of the Company or upon its maturity on September 19, 2022. On January 26, 2021, the Company, through the OP, paid down the principal of approximately $1.3 million and accrued interest of approximately $0.1 million on the NREO Note. This extinguished the NREO Note.

Conflicts of Interest

The following briefly summarizes the material potential and actual conflicts of interest which may arise from the overall investment activity of our Adviser and its respective clients and affiliates and our Manager, but is not intended to be an exhaustive list of all such conflicts. The scope of the activities of the affiliates of our Adviser and the funds and clients advised by affiliates of our Adviser may give rise to conflicts of interest or other restrictions and/or limitations imposed on us in the future that cannot be foreseen or mitigated at this time.

Manager Conflicts of Interest

Under our Management Agreement, our Manager is entitled to fees that are structured in a manner intended to provide incentives to our Manager to perform in our best interest and in the best interest of our stockholders. However, because performance is only one aspect of our Manager’s compensation, our Manager’s interests are not wholly aligned with those of our stockholders. In that regard, our Manager could be motivated to recommend riskier or more speculative investments that would entitle our Manager to a higher fee. For example, because management fees payable to our Manager are based in part on the purchase price paid for any new property acquisitions, our Manager may have an incentive to acquire a large number of new properties at a higher price in order to increase its fees. Externally managed REITs may also have conflicts of interest with their advisors that are not common with self-managed REITs.

Advisor Conflicts of Interest

Under our Advisory Agreement, our Adviser is entitled to an annual advisory fee at an annualized rate of 0.75% of our gross asset value, as well as reimbursement for all out-of-pocket expenses of our Adviser in performing services for us, subject to an expense cap. The advisory fee is structured in a manner intended to provide incentives to our Adviser to perform in our best interest and in the best interest of our stockholders. In that regard, our Adviser could be motivated to recommend riskier or more speculative investments that would entitle our Adviser to a higher fee. For example, because advisory fees payable to our Adviser are based on gross asset value of the Company, our Adviser may have incentive to acquire a large number of new properties in order to increase its fees. However, because affiliates of the Adviser own, and may continue to own in the future, other properties outside the Portfolio, it is possible that conflicts of allocation of services and costs may arise. Externally managed REITs may also have conflicts of interest with their advisors that are not common with self-managed REITs.

Other Accounts and Relationships

As part of their regular business, our Adviser, its affiliates and their respective officers, directors, trustees, stockholders, members, partners and employees and their respective funds and investment accounts (collectively, the “Related Parties”) hold, purchase, sell, trade or take other related actions both for their respective accounts and for the accounts of their respective clients, on a principal or agency basis, subject to applicable law with respect to loans, securities and other investments and financial instruments of all types. The Related Parties also provide investment advisory services, among other services, and engage in private equity, real estate and capital markets-oriented investment activities. The Related Parties are not restricted in their performance of any such services or in the types of debt, equity, real estate or other investments which they may make. The Related Parties may have economic interests in or other relationships with respect to investments made by us. In particular, the Related Parties may make and/or hold an investment, including investments in securities, that may compete with, be pari passu, senior or junior in ranking to an, investment, including investments in securities, made and/or held by us or in which partners, security holders, members, officers, directors, agents or employees of such Related Parties serve on boards of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in restrictions on transactions by us and otherwise create conflicts of interest for us. In such instances, the Related Parties may in their discretion make investment recommendations and decisions that may be the same as or different from those made with respect to our investments. In connection with any such activities described above, the Related Parties may hold, purchase, sell, trade or take other related actions in securities or investments of a type that may be suitable for us. The Related Parties are not required to offer such securities or investments to us or provide notice of such activities to us. In addition, in managing our business, our Adviser may take into account its relationship or the relationships of its affiliates with obligors and their respective affiliates, which may create conflicts of interest. Furthermore, in connection with actions taken in the ordinary course of business of our Adviser in accordance with its fiduciary duties to its other clients, our Adviser may take, or be required to take, actions which adversely affect our interests.

The Related Parties have invested and may continue to invest in investments that would also be appropriate for us. Such investments may be different from those made on our behalf. Neither our Adviser nor any Related Party is necessarily prohibited from making or maintaining such investments, even if they are not favorable to us, subject to their fiduciary duties and disclosure obligations, and subject to our Adviser’s allocation policy set forth below. The investment policies, fee arrangements and other circumstances applicable to such other parties may vary from those applicable to us. Our Adviser and/or any Related Party may also have ongoing relationships with, render services to or engage in transactions with other clients, including: NREF, a publicly traded commercial mortgage REIT listed on the NYSE; NHT, a publicly traded hospitality REIT listed on the TSXV; NXRT, a publicly traded REIT listed on the NYSE; REITs that are wholly owned subsidiaries of registered investment companies advised by our Adviser and its affiliates; and other REITs, who make investments of a similar nature to ours, Delaware Statutory Trusts and with companies whose securities or properties are acquired by us. In connection with the foregoing activities our Adviser and/or any Related Party may from time to time come into possession of material nonpublic information that limits the ability of our Adviser to effect a transaction for us, and our investments may be constrained as a consequence of our Adviser’s inability to use such information for advisory purposes or otherwise to effect transactions that otherwise may have been initiated on behalf of its clients, including us. In addition, officers or affiliates of our Adviser and/or Related Parties may possess information relating to our joint ventures that is not known to the individuals at our Adviser responsible for monitoring our joint ventures and performing the other obligations under the Advisory Agreement. Further, the Related Parties currently provide services to and may in the future provide services to other REITs or funds that compete with us for similar investments.

The Related Parties currently provide services to NREF, NHT, NXRT, REITs that are wholly owned subsidiaries of registered investment companies advised by our Adviser and its affiliates, Delaware Statutory Trusts, and may in the future provide services to other REITs, funds or other entities that compete with us for similar investments.

Although the professional staff of our Adviser will devote as much time to our business and investments as our Adviser deems appropriate to perform its duties in accordance with the Advisory Agreement and in accordance with reasonable commercial standards, the staff may have conflicts in allocating its time and services among us and any Related Parties’ other accounts.

The directors, officers, employees and agents of the Related Parties, and our Adviser may, subject to applicable law, serve as directors (whether supervisory or managing), officers, employees, partners, agents, nominees or signatories, and receive arm’s length fees in connection with such service, for us or any Related Party, or for any of our investments or any affiliate thereof, and neither we nor our stockholders have the right to any such fees.

The Related Parties serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as us, or of other investment funds managed by our Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interest. We may compete with other entities managed by our Adviser and its affiliates for capital and investment opportunities.

There is no limitation or restriction on our Adviser or any of its Related Parties with regard to acting as investment manager (or in a similar role) to other parties or persons. This and other future activities of our Adviser and/or its Related Parties may give rise to additional conflicts of interest. Such conflicts may be related to obligations that our Adviser or its affiliates have to other clients.

Subject to prior approval of our Board, certain Related Parties, including NexBank and NexPoint Securities, Inc. among others, may provide banking, dealer manager, agency, insurance and other services to us and our operating affiliates for customary fees, and neither we, nor our subsidiaries will have a right to any such fees.

Allocation Policy

If a potential investment is appropriate for either us or another entity managed by our Adviser or its affiliates, such as HFRO, which as of December 31, 2021 has approximately $1.1 billion of assets under management, NXDT, which as of December 31, 2021 has approximately $983.2 million of assets under management, NexPoint Real Estate Strategies Fund, which as of December 31, 2021 has approximately $24.3.0 million of assets under management, NexPoint Capital, Inc., which as of December 31, 2021 has approximately $64.6 million of assets under management, GAF, which as of December 31, 2021 has approximately $295.6 million of assets under management, NREF, which as of December 31, 2021 has approximately $1.8 billion of assets under management, NXRT, which as of December 31, 2021 has an enterprise value of approximately $3.6 billion, and NHT, which as of December 31, 2021 has an enterprise value of approximately $346.5 million, our Adviser and its affiliates, including their respective personnel, have an allocation policy that provides that opportunities will be allocated among those accounts for which participation in their respective opportunity is considered most appropriate, taking into account the following objective factors.

First, the allocation policy looks to the investment objectives of the REITs managed by our Adviser and its affiliates. For example, our targeted investments differ from the targeted investments of NXRT, which generally are direct ownership of well-located middle-income multifamily properties with value-add potential. We believe that most investment opportunities will be more appropriate for us, NXRT or other entities based on the differences in our primary investment objectives. We expect we will remain the primary vehicle in which investments are made in workforce SFR assets. Our Adviser is not required to offer to us any opportunities that do not meet our investment objectives and criteria. Personnel of our Adviser and its affiliates may invest in any such investment opportunities not required to be presented to us.

To the extent the opportunity is consistent with the investment objectives of more than one REIT managed by our Adviser and its affiliates, the allocation policy then looks to other factors, such as:

•	which REIT has available cash (including availability under lines of credit) to acquire the investment;

•	whether there are any positive or negative income tax effects on any of the REITs relating to the purchase;

•	whether the investment opportunity creates geographic, asset class or tenant concentration / diversification concerns for any of the REITs;

•	how the investment size, potential leverage, transaction structure and anticipated cash flows affect each REIT, including earnings and distribution coverage; and

•
whether one or more of the REITs has an existing relationship with the tenant(s), operator, facility or system associated with the investment, or a significant geographic presence that would make the investment strategically more important.

Our Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with its internal conflict of interest and allocation policies. Our Adviser will seek to allocate investment opportunities among such entities in a manner that is fair and equitable over time and consistent with its allocation policy. However, there is no assurance that such investment opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all such investment opportunities that are suitable for us.

Cross Transactions and Principal Transactions

As further described below, our Adviser may affect client cross-transactions where our Adviser causes a transaction to be affected between us and another client advised by our Adviser or any of its affiliates. Our Adviser may engage in a client cross-transaction involving us any time that our Adviser believes such transaction to be fair to us and the other client of our Adviser or its affiliates in accordance with our Adviser’s internal written cross-transaction policies and procedures.

As further described below, our Adviser may affect principal transactions where we may make and/or hold an investment, including an investment in securities, in which our Adviser and/or its affiliates have a debt, equity or participation interest, in each case in accordance with applicable law and with our Adviser’s internal written policies and procedures for principal transactions, which may include our Adviser obtaining our consent and approval prior to engaging in any such principal transaction between us and our Adviser or its affiliates.

Our Adviser may direct us to acquire or dispose of investments in cross trades between us and other clients of our Adviser or its affiliates in accordance with applicable legal and regulatory requirements. In addition, we may make and/or hold an investment, including an investment in securities, in which our Adviser and/or its affiliates have a debt, equity or participation interest, and the holding and sale of such investments by us may enhance the profitability of our Adviser’s own investments in such companies. Moreover, we, along with our principals and persons or entities controlling, controlled by or under common control with the Adviser, may invest in assets originated by, or enter into loans, borrowings and/or financings with our Adviser or its affiliates, including but not limited to NexBank and NexPoint Securities, Inc., including in primary and secondary transactions with respect to which our Adviser or a Related Party may receive customary fees from the applicable issuer, and neither we nor our subsidiaries have the right to any such fees. In each such case, our Adviser and principals and persons or entities controlling, controlled by or under common control with the Adviser may have a potentially conflicting division of loyalties and responsibilities regarding us and the other parties to such investment. Under certain circumstances, our Adviser and its affiliates may determine that it is appropriate to avoid such conflicts by selling an investment at a fair value that has been calculated pursuant to our Adviser’s valuation procedures to another fund managed or advised by our Adviser or principals and persons or entities controlling, controlled by or under common control with the Adviser. In addition, our Adviser may enter into agency cross-transactions where it or any of its affiliates acts as broker for us and for the other party to the transaction, to the extent permitted under applicable law. Our Adviser may obtain our written consent as provided herein if any such transaction requires the consent of our Board.

Participation in Creditor Committees, Underwriting and Other Activities

Our Adviser and/or its Related Parties may participate in creditors or other committees with respect to the bankruptcy, restructuring or workout or foreclosure of our investments. In such circumstances, our Adviser may take positions on behalf of itself or Related Parties that are adverse to our interests.

Our Adviser and/or its Related Parties may act as an underwriter, arranger or placement agent, or otherwise participate in the origination, structuring, negotiation, syndication or offering of investments purchased by us. Such transactions are on an arm’s-length basis and may be subject to arm’s-length fees. There is no expectation for preferential access to transactions involving investments that are underwritten, originated, arranged or placed by our Adviser and/or its Related Parties and neither we nor our stockholders have the right to any such fees.

Material Non-Public Information

There are generally no ethical screens or information barriers among our Adviser and certain of its affiliates of the type that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. If our Adviser, any of its personnel or its affiliates were to receive material non-public information about an investment or issuer, or have an interest in causing us to acquire a particular investment, our Adviser may be prevented from causing us to purchase or sell such asset due to internal restrictions imposed on our Adviser. Notwithstanding the maintenance of certain internal controls relating to the management of material non-public information, it is possible that such controls could fail and result in our Adviser, or one of its investment professionals, buying or selling an asset while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our Adviser’s reputation, result in the imposition of regulatory or financial sanctions, and as a consequence, negatively impact our Adviser’s ability to perform its investment management services to us. In addition, while our Adviser and certain of its affiliates currently operate without information barriers on an integrated basis, such entities could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, our Adviser’s ability to operate as an integrated platform could also be impaired, which would limit our Adviser’s access to personnel of its affiliates and potentially impair its ability to manage our investments.

Other Benefits to Our Adviser and Manager

Our LTIP provides us with the ability to grant awards to directors and officers of, and certain consultants to, us, our Adviser, our Manager and their respective affiliates and other entities that provide services to us. The management team of our Adviser or our Manager may receive awards under the LTIP and will benefit from the compensation provided by these awards.

In addition to the compensation provided to our Adviser by the Advisory Agreement and any long-term incentive plan, our Adviser may also receive reputational benefits from our future growth through capital-raising transactions and acquisitions. The reputational benefit to our Adviser from our future growth could assist our Adviser and its affiliates in pursuing other real estate investments. These investments could be made through other entities managed by our Adviser or its affiliates, and there can be no assurance that we will be able to participate in all such investment opportunities.

In addition to the compensation provided to our Manager by the Management Agreement and any long-term incentive plan, our Manager may also receive reputational benefits from our future growth. Our Manager will also have an incentive to raise capital and cause us to acquire additional assets, which would then contribute to the management fee. The reputational benefit to our Manager from our future growth could assist our Manager and its affiliates in pursuing other real estate investments.

Director Independence

For information relating to our independent directors, see Item 10. “Directors, Executive Officers and Corporate Governance—Board of Directors” of this Form 10-K/A.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”) served as the Company’s independent registered public accounting firm for 2021. The following table presents fees for audit services rendered by EY for the audit of the Company’s annual financial statements for 2021 and 2020, and fees billed for other services rendered by EY.

	December 31, 2021	December 31, 2020
Audit Fees (1)	$713,200	$365,000
Audit-Related Fees	—	—
Tax Fees	270,150	166,640
All Other Fees	—	—
Total	$983,350	$531,640

(1)
Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including comfort letters and consents issued in connection with SEC filings and reviews of documents filed with the SEC.

Pursuant to the charter of the audit committee, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors.

The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our principal independent accountants. All audit and non-audit services for 2021 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1 of the Original Form 10-K.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution and Assignment of Interests Agreement, dated as of November1, 2018, by and among VBAnnex C LP, VineBrook Homes Operating Partnership, L.P., VB OP Holdings LLC and VB Annex C Ohio LLC (incorporated by reference to Exhibit 2.1 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

2.2
Purchase and Sale Agreement, dated as of August16, 2019, by and among Vinebrook Homes Operating Partnership, L.P., Timber Real Estate Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.2 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.3
First Amendment to Purchase and Sale Agreement, dated September10, 2019, by and among Vinebrook Homes Operating Partnership, L.P., Timber Real Estate Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.3 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.4
Second Amendment to Purchase and Sale Agreement, dated as of September26, 2019, by and among Vinebrook Homes Operating Partnership, L.P., Timer Real Estate Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.4 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

2.5
Agreement for Purchase and Sale of Membership Interests, dated as of October 19, 2020, by and between Conrex Residential Property Group2013-1,LLC, Conrex Residential Property Group2013-2Operating Company, LLC, Conrex Residential Property Group2013-3Operating Company, LLC, Conrex Residential Property Group2013-4Operating Company, LLC, Conrex Residential Property Group2013-5Operating Company, LLC, Conrex Residential Property Group2013-6Operating Company, LLC, Conrex Residential Property Group2013-7Operating Company, LLC, Conrex Residential Property Group2013-8Operating Company, LLC, Conrex Residential Property Group2013-9Operating Company, LLC, Conrex Residential Property Group2013-10Operating Company, LLC, Conrex Residential Property Group2013-11Operating Company, LLC, Conrex Residential Property Group2013-12Operating Company, LLC, Conrex Residential Property Group2013-13Operating Company, LLC and Vinebrook Homes Trust, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

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

4.1++	Description of Securities

10.1
Amended and Restated Advisory Agreement, dated as of May4, 2020, by and between Vinebrook Homes Trust, Inc. and NexPoint Real Estate Advisors V, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

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

10.9
Management Agreement, dated as of January 22, 2021, by and between Conrex Residential Property Group 2013-1, LLC, Conrex Residential Property Group 2013-2 Operating Company, LLC, Conrex Residential Property Group2013-3Operating Company, LLC, Conrex Operating Company 2013-4 Operating Company, LLC, Conrex Residential Property Group 2013-5 Operating Company, LLC, Conrex Residential Property Group 2013-6 Operating Company, LLC, Conrex Residential Property Group 2013-7 Operating Company, LLC, Conrex Residential Property Group2013-8Operating Company, LLC, Conrex Residential Property Group 2013-9 Operating Company, LLC, Conrex Residential Property Group 2013-10 Operating Company, LLC, Conrex Residential Property Group 2013-11 Operating Company, LLC, Conrex Residential Property Group 2013-12 Operating Company, LLC, Conrex Residential Property Group 2013-13 Operating Company, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.9 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

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

10.21
Management Agreement dated February 8, 2022 by and between P FIN II, LLC, P FIN VII MEM, LLC, P FIN VII STL, LLC, P FIN VII KC, LLC, P FIN VII TN 40, LLC, P FIN VII MO 40, LLC, P FIN VI, LLC, P FIN V FL, LLC, P FIN V NC, LLC, P FIN V NM, LLC, P FIN V OTHER, LLC and P FIN II F, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K, filed by the Company on February 14, 2022).

10.11
Second Amended and Restated Limited Partnership Agreement of Vinebrook Homes Operating Partnership, L.P., dated as of September7, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Company on September 9, 2021).

10.12
Loan Agreement, dated as of November 18, 2018, by and between NREA VB I LLC, NREA VB II LLC, NREA VB III LLC, NREA VB IV LLC, NREA VB V LLC, NREA VB VI LLC, NREA VB VII LLC and KeyBank National Association (incorporated by reference to Exhibit 10.12 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.13
Revolving Credit Agreement, dated as of March1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.13 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

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

10.15
Bridge Credit Agreement, dated as of February 8, 2022, among VineBrook Homes Operating Partnership, L.P., as borrower, the lenders party thereto, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K, filed by the Company on February 14, 2021).

10.14†
VineBrook Homes Trust, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.22†	Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.15 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.23†	Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.14 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.24†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.16 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.25†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.26†
VineBrook Homes Trust, Inc. Share Repurchase Plan (incorporated by reference to Exhibit 10.19 to Amendment No.3 to the Company’s Registration Statement on Form 10, filed by the Company on July 28, 2021).

21.1++	List of Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS++	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH++	Inline XBRL Taxonomy Extension Schema

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Management contract, compensatory plan or arrangement

+	Furnished herewith.

++	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 23, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VineBrook Homes Trust, Inc.

/s/ Brian Mitts
May 2, 2022	Brian Mitts
Interim President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)