Form 10-Q
period 2022-03-31
VINEBROOK HOMES TRUST, INC.
filed 2022-05-16
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 25,274,473 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended March 31, 2022

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

•	recent and potential legislative or regulatory tax changes or other actions affecting REITs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;

•	risks associated with purchasing single-family rental (“SFR”) properties through the foreclosure auction process;

•	damage associated with SFR properties sold through short sales or foreclosure sales may require extensive renovation;

•	risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and

•	any of the other risks included under Item 1A, “Risk Factors,” in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2022 (our “Annual Report”).

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

iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Operating real estate investments
Land	$424,788	$334,191
Buildings and improvements	1,867,331	1,391,786
Intangible lease assets	4,113	971
Total gross operating real estate investments	2,296,232	1,726,948
Accumulated depreciation and amortization	(92,207)	(76,789)
Total net operating real estate investments	2,204,025	1,650,159
Real estate held for sale, net	6,821	81
Total net real estate investments	2,210,846	1,650,240
Investment in unconsolidated entity	100,819	—
Investment in real estate equities	2,500	2,500
Cash	36,640	54,104
Restricted cash	18,179	20,893
Accounts and other receivables	9,699	8,327
Due from Manager (see Note 13)	663	2,909
Prepaid and other assets	4,834	19,352
Fair market value of interest rate swaps	13,264	—
TOTAL ASSETS	$2,397,444	$1,758,325

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$390,375	$376,842
Credit facilities, net	747,922	391,703
Bridge facility, net	131,732	—
Accounts payable and other accrued liabilities	28,533	47,208
Accrued real estate taxes payable	18,623	19,450
Accrued interest payable	4,768	1,690
Security deposit liability	18,033	14,295
Prepaid rents	4,394	3,341
Fair market value of interest rate swaps	—	3,590
Total Liabilities	1,344,380	858,119

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	121,074	120,896
Redeemable noncontrolling interests in the OP	222,991	196,362
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 24,696,441 and 21,814,248 shares issued and outstanding, respectively	247	219
Additional paid-in capital	780,388	651,531
Distributions in excess of retained earnings	(85,075)	(68,011)
Accumulated other comprehensive gain/(loss)	13,439	(791)
Total Stockholders' Equity	708,999	582,948
TOTAL LIABILITIES AND EQUITY	$2,397,444	$1,758,325

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$50,980	$30,136
Other income	1,337	492
Total revenues	52,317	30,628
Expenses
Property operating expenses	8,687	5,153
Real estate taxes and insurance	9,542	6,294
Property management fees	3,111	1,973
Advisory fees	3,086	1,291
Corporate general and administrative expenses	2,162	1,481
Property general and administrative expenses	2,873	1,323
Depreciation and amortization	15,956	8,044
Interest expense	9,620	5,126
Total expenses	55,037	30,685
Gain/(loss) on sales of real estate	116	(75)
Casualty loss, net of insurance proceeds	(109)	(9)
Net loss	(2,713)	(141)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,209	2,206
Net loss attributable to redeemable noncontrolling interests in the OP	(423)	(35)
Net loss attributable to common stockholders	$(4,499)	$(2,312)
Other comprehensive income
Unrealized gain on interest rate swaps	16,854	6,371
Total comprehensive income	14,141	6,230
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,209	2,206
Comprehensive income attributable to redeemable noncontrolling interests in the OP	2,201	1,546
Comprehensive income attributable to common stockholders	$9,731	$2,478

Weighted average common shares outstanding - basic	23,249	10,417
Weighted average common shares outstanding - diluted	23,249	10,417

Loss per share - basic	$(0.19)	$(0.22)
Loss per share - diluted	$(0.19)	$(0.22)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Class A Common Stock
Three Months Ended March 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders			—	(4,499)	—	(4,499)
Issuance of Class A common stock	2,907,334	29	152,091	—	—	152,120
Redemptions of Class A common stock	(55,405)	(1)	(3,001)	—	—	(3,002)
Offering costs			(343)	—	—	(343)
Equity-based compensation	30,264	—	759	—	—	759
Common stock dividends declared ($0.5301 per share)			—	(12,565)	—	(12,565)
Other comprehensive income attributable to common stockholders			—	—	14,230	14,230
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(20,649)	—	—	(20,649)
Balances, March 31, 2022	24,696,441	$247	$780,388	$(85,075)	$13,439	$708,999

	Class A Common Stock
Three Months Ended March 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2020	9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders			—	(2,312)	—	(2,312)
Issuance of Class A common stock	2,241,677	22	80,829	—	—	80,851
Redemptions of Class A common stock	(3,427)	—	(126)	—	—	(126)
Offering costs			(296)	—	—	(296)
Equity-based compensation	—	—	514	—	—	514
Common stock dividends declared ($0.5301 per share)			—	(5,746)	—	(5,746)
Other comprehensive income attributable to common stockholders			—	—	4,790	4,790
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			3	—	—	3
Balances, March 31, 2021	11,499,045	$115	$291,305	$(34,060)	$(5,360)	$252,000

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,713)	$(141)
Adjustments to reconcile net loss to net cash provided by operating activities
(Gain)/loss on sales of real estate	(116)	75
Depreciation and amortization	15,956	8,044
Non-cash interest amortization	1,526	531
Change in fair value on derivative instruments included in interest expense	735	670
Net cash paid on derivative settlements	(1,063)	(1,032)
Equity-based compensation	1,455	930
Casualty loss, net of insurance proceeds	109	9
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	1,657	(2)
Operating liabilities	5,378	3,166
Net cash provided by operating activities	22,924	12,250

Cash flows from investing activities
Investment in unconsolidated entity	(100,819)	—
Net proceeds from sales of real estate	642	151
Prepaid acquisition deposits	(434)	(1,890)
Insurance proceeds received	43	59
Acquisitions of real estate investments	(511,369)	(538,725)
Additions to real estate investments	(34,726)	(16,400)
Net cash used in investing activities	(646,663)	(556,805)

Cash flows from financing activities
Notes payable proceeds received	—	125,000
Notes payable payments	(237)	(15)
Credit facilities proceeds received	355,000	335,000
Bridge facility proceeds received	150,000	—
Bridge facility principal payments	(17,352)	—
NREO Note repayment	—	(1,250)
Financing costs paid	(1,124)	(7,746)
Proceeds from issuance of Class A common stock	119,639	77,973
Redemptions of Class A common stock paid	3,276	(126)
Offering costs paid	(600)	(310)
Dividends paid to common stockholders	(5,851)	(2,676)
Payments for taxes related to net share settlement of stock-based compensation	(555)	—
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	—	35,212
Preferred stock dividends paid	(2,031)	(925)
Contributions from redeemable noncontrolling interests in the OP	4,873	595
Distributions to redeemable noncontrolling interests in the OP	(1,477)	(1,497)
Net cash provided by financing activities	603,561	559,235

Change in cash and restricted cash	(20,178)	14,680
Cash and restricted cash, beginning of period	74,997	37,096
Cash and restricted cash, end of period	$54,819	$51,776

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$2,471	$2,738
Cash paid for income and franchise taxes	120	—

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	2,420	4,554
Accrued dividends payable to common stockholders	219	192
Accrued distributions payable to redeemable noncontrolling interests in the OP	313	165
Accrued dividends payable to preferred stockholders	2,031	2,031
Accrued redemptions payable to common stockholders	6,278	—
Accrued capital expenditures	885	—
Accretion to redemption value of Redeemable Series A preferred stock	178	175
Fair market value adjustment on assumed debt	89	—
Assumed debt on acquisitions	13,582	—
Offering costs accrued	84	91
Issuance of Class A common stock related to DRIP dividends	6,495	2,878
DRIP dividends to common stockholders	(6,495)	(2,878)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	467	360
DRIP distributions to redeemable noncontrolling interests in the OP	(467)	(360)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 18, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of March 31, 2022, there were a combined 24,401,575 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,675,743 Class A OP Units, or 84.7%, were owned by the Company, 2,691,330 Class B OP Units, or 11.0%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 87,469 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 138,035 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 808,998 Class C OP Units, or 3.3%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.

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

Between November 1, 2018 and March 31, 2022, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 17,144 additional homes and sold 129 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 21,144 homes (the “Portfolio”) in 18 states as of March 31, 2022. The acquisitions of the additional homes were funded by loans (see Note 7), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and renewed on November 1, 2021 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain VineBrook Homes LLC (the “Manager”), an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the Portfolio under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements are supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Adviser and the Manager, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes.

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

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the SEC. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and December 31, 2021 and results of operations for the three months ended March 31, 2022 and 2021 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2022, the Company has determined it must consolidate the OP and its subsidiaries under the VIE model as it was determined the Company both controls the direct activities of the OP and the right to receive benefits that could potentially be significant to the OP. The Company has control to direct the activities of the OP because the OP GP must generally receive approval of the Board to take any actions. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated at the OP is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages.

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 8), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

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

As of March 31, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $4.1 million and $1.0 million, respectively. As of December 31, 2021, the gross balance and accumulated amortization related to the intangible lease assets was $1.0 million and $0.5 million, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $1.0 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the three months ended March 31, 2022 and 2021.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021	December 31, 2021
Cash	$36,640	$40,093	$54,104
Restricted cash	18,179	11,683	20,893
Total cash and restricted cash	$54,819	$51,776	$74,997

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. As a result of the adoption of ASC 842, Leases, on January 1, 2019, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectable rents; wherein uncollectible rents are netted against rental income. In response to the COVID-19 pandemic, the Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income. For the three months ended March 31, 2022 and 2021, rental income includes $2.2 million and $1.1 million of variable lease payments, respectively.

Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale, which is presented in gain/(loss) on sales of real estate on the consolidated statements of operations and comprehensive income (loss), when the derecognition criteria under ASC 610-20 have been met.

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

	For the Three Months Ended March 31,
	2022	2021
Numerator for loss per share:
Net loss	$(2,713)	$(141)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,209	2,206
Net loss attributable to redeemable noncontrolling interests in the OP	(423)	(35)
Net loss attributable to common stockholders	$(4,499)	$(2,312)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	23,249	10,417
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—
Weighted average common shares outstanding - diluted	23,249	10,417

Earnings (loss) per weighted average common share:
Basic	$(0.19)	$(0.22)
Diluted	$(0.19)	$(0.22)

(1)

For the three months ended March 31, 2022 and 2021, excludes approximately 4,243,000 shares and 3,888,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. The Company had geographic market concentrations in two markets (Cincinnati and Dayton) that represent more than 10% of the total gross book value of SFR homes as of March 31, 2022.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

COVID-19

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term. As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly rent on time, selling or purchasing homes and accessing debt and equity capital on attractive terms, or at all. To date, the Company has not been materially impacted by the COVID-19 pandemic and will continue to monitor the impact of the COVID-19 pandemic on all aspects of its business. See Item 1A, “Risk Factors”, in our Annual Report for additional discussion of the risks posed by the COVID-19 pandemic.

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

As of March 31, 2022, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 21,144 properties, through 14 SPEs and their various subsidiaries. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of March 31, 2022, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 7) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	66	$6,019	100%	Yes	$5,048
NREA VB II, LLC	167	16,422	100%	Yes	10,742
NREA VB III, LLC	1,322	120,820	100%	Yes	71,115
NREA VB IV, LLC	385	37,232	100%	Yes	24,283
NREA VB V, LLC	1,829	126,321	100%	Yes	108,384
NREA VB VI, LLC	302	27,771	100%	Yes	18,661
NREA VB VII, LLC	36	3,052	100%	Yes	2,989
True FM2017-1, LLC	211	18,537	100%	Yes	10,355
SMP Homes 3B, LLC	160	17,027	100%	No	—
SMP Homes 5B, LLC	46	4,717	100%	Yes	2,328
VB One, LLC	10,609	1,203,272	100%	No	465,000
VB Two, LLC	1,853	165,028	100%	No	124,554
VB Three, LLC	3,890	531,325	100%	No	290,000
VB Five, LLC	268	25,510	100%	Yes	13,569
	21,144	$2,303,053			$1,147,028	(2)

(1)

Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC and VB Three, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.

(2)

In addition to the debt allocated to the SPEs noted above, as of March 31, 2022, the OP held approximately $132.7 million of debt not collateralized directly by homes which reflects the amount outstanding on the Bridge Facility (as defined in Note 7) as of March 31, 2022. See Note 7 for further information on the Company’s debt.

4. Real Estate Assets

As of March 31, 2022, the Company, through the OP and its SPE subsidiaries, owned 21,144 SFR homes. As of  December 31, 2021, the Company, through the OP and its SPE subsidiaries, owned 16,891 SFR homes. The components of the Company’s real estate investments in SFR properties were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total
Gross Real Estate, December 31, 2021	$334,191	$1,391,786		$971	$81	$1,727,029
Additions	90,597	475,545	(2)	3,680	7,266	577,088
Write-offs	—	—		(538)	—	(538)
Dispositions	—	—		—	(526)	(526)
Gross Real Estate, March 31, 2022	424,788	1,867,331		4,113	6,821	2,303,053
Accumulated depreciation and amortization	—	(91,227)		(980)	—	(92,207)
Net Real Estate, March 31, 2022	$424,788	$1,776,104		$3,133	$6,821	$2,210,846

(1)	Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)	Includes capitalized interest of approximately $2.0 million and other capitalizable costs of approximately $1.9 million.

During the three months ended March 31, 2022 and 2021, the Company recognized depreciation expense of approximately $15.0 million and $7.0 million, respectively.

Acquisitions and dispositions

During the three months ended March 31, 2022, the Company, through the OP, acquired 4,272 homes, including the homes in the portfolios discussed below, and disposed of 19 homes.

On February 8, 2022, the Company, through the OP, purchased 2,842 homes, located across eight states, with the largest concentration in the southeastern United States (the “Prager Portfolio”). The gross purchase price was approximately $352.7 million, in addition to approximately $31.4 million in debt extinguishment costs and $3.7 million in other closing costs. See the table below for more information about the Prager Portfolio as of the acquisition date:

Market	State	# of Homes
Memphis	TN, MS	743
Atlanta	GA	741
Saint Louis	MO	308
Pensacola	FL	300
Raeford	NC	250
Kansas City	MO	230
Portales	NM	150
Augusta	GA, SC	67
Jacksonville	FL	53
Total		2,842

On March 18, 2022, the Company, through the OP, purchased 170 homes located in Memphis, Tennessee for approximately $17.1 million (the “CrestCore Portfolio”).

Held for sale properties

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. Once the Company begins marketing an asset or determines that it will pursue marketing an asset, the asset becomes classified as held for sale. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2022, there are 65 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $6.8 million. On April 6, 2022, the Company sold 53 properties for a sale price of approximately $6.5 million.

5. Investment in Unconsolidated Entity

During the three months ended March 31, 2022, the Company, through the TRS, invested approximately $100.8 million in Ensign Peak Realty, LLC (“Ensign”), an owner and operator of SFR homes. The investment in unconsolidated entity is recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions.

6. Investments in Equities

On November 22, 2021, the Company, through a taxable REIT subsidiary (“TRS”), invested $2.5 million in Vesta Ventures Fund I, LP (the “Vesta Fund”). The Vesta Fund is a closed-end fund with an initial seven-year term beginning on February 24, 2021, subject to certain extension provisions, that invests in early and growth stage technology companies that provide solutions to the SFR real estate sector. Vesta Ventures GP, LLC (the “Vesta GP”) is the general partner and managing member of the Vesta Fund and accordingly has the exclusive right to manage and control the Vesta Fund. The TRS is a limited partner in the Vesta Fund with a minority interest and accordingly has no control or influence over the Vesta Fund.

Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At March 31, 2022, the Company had no material unrealized or realized gains or losses related to the investment.

7. Debt

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

On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, resulting in an increased borrowing capacity, an amended interest rate, and an extended term. The recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to one-month LIBOR plus a margin of 1.60% to 2.45%, depending on the Company's consolidated total leverage ratio. The Warehouse Facility recast increased the commitment amount of the facility from $135.0 million to $350.0 million. In conjunction with the increase in the facility, the Company incurred costs of $3.2 million of deferred financing costs. On December 9, 2021, the Warehouse Facility was further amended to increase the commitment amount from $350.0 million to $465.0 million. In conjunction with the increase in the facility, the Company incurred costs of $0.9 million of deferred financing costs. The recast Warehouse Facility provides the Company, through the OP, the right to request an increase in the total facility amount, which may take the form of an increase in revolving commitments or one or more tranches of term loan of commitments, up to $800.0 million. As of March 31, 2022, $465.0 million was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at a daily Secured Overnight Financing Rate (“daily SOFR”) plus 2.85%. As of March 31, 2022, the JPM Facility has $210.0 million of available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

On January 13, 2022, in connection with the acquisition of a 98-home portfolio, the OP (as guarantor) assumed an approximately $4.6 million Freddie Mac mortgage loan (the “Hatchway Broadmoor Mortgage”) with Arbor Agency Lending, LLC as a result of the OP’s acquisition of Hatchway Broadmoor, LLC. The Hatchway Broadmoor Mortgage is secured by properties in Hatchway Broadmoor, LLC and an equity pledge in Hatchway Broadmoor, LLC and bears interest at a fixed rate equal to 5.35%. The Hatchway Broadmoor Mortgage matures and is due in full on February 1, 2029 and requires monthly principal and interest payments. The balance of the Hatchway Broadmoor Mortgage, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On February 8, 2022, in connection with the acquisition of the Prager Portfolio, the Company entered into a bridge credit agreement through the OP with KeyBank National Association, and borrowed $150.0 million (the “Bridge Facility”). The Bridge Facility accrues interest at the OP’s option of (1) daily SOFR plus 0.1% plus an applicable rate of 3.0%, (2) the forward-looking term rate based on SOFR (“term SOFR”) for the applicable interest period plus 0.1% plus an applicable rate of 3.0% or (3) an alternate base rate equal to the greater of (a) the prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 0.5%, plus an applicable rate of 2.0%. The Bridge Facility matures on February 8, 2023 but requires repayment of the principal amount outstanding so that (1) by May 8, 2022 no more than $112.5 million remains outstanding, (2) by August 8, 2022 no more than $75.0 million remains outstanding and (3) by November 8, 2022 no more than $37.5 million remains outstanding. As of March 31, 2022, $132.7 million was drawn on the Bridge Facility. The balance of the Bridge Facility, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets.

On March 18, 2022, in connection with the acquisition of an 88-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $4.7 million mortgage loan assumed by a subsidiary of the OP (the “Crestcore II Note”) with CoreVest American Finance Lender LLC as a result of the OP’s acquisition of Crestcore II, LLC. The Crestcore II Note is secured by the properties in Crestcore II, LLC and an equity pledge in Crestcore II, LLC and bears interest at a fixed rate equal to 5.12%. The Crestcore II Note matures and is due in full on July 9, 2029 and requires monthly principal and interest payments. The balance of the Crestcore II Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On March 18, 2022, in connection with the acquisition of an 82-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $4.2 million mortgage loan assumed by a subsidiary of the OP (the “Crestcore IV Note”) with CoreVest American Finance Lender LLC as a result of the OP’s acquisition of Crestcore IV, LLC. The Crestcore IV Note is secured by the properties in Crestcore IV, LLC and an equity pledge in Crestcore IV, LLC and bears interest at a fixed rate equal to 5.12%. The Crestcore IV Note matures and is due in full on July 9, 2029 and requires monthly principal and interest payments. The balance of the Crestcore IV Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

As of March 31, 2022, the Company is in compliance with all debt covenants in all of its debt agreements.

The weighted average interest rate of the Company’s debt was 2.6881% as of March 31, 2022 and 2.3707% as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 3.2397% and 2.9171%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.6192% on its combined $570.0 million notional amount of interest rate swap agreements, representing a weighted average fixed rate for one-month LIBOR and daily SOFR, which effectively fixes the interest rate on $570.0 million of the Company’s floating rate indebtedness (see Note 8).

The following table contains summary information concerning the Company’s debt as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		Outstanding Principal as of
	Type	March 31, 2022	December 31, 2021	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$241,222	$241,269	2.00%	12/1/2025
Warehouse Facility	Floating	465,000	160,000	2.15%	11/3/2024	(3)
JPM Facility	Floating	290,000	240,000	3.14%	3/1/2023
Bridge Facility	Floating	132,648	—	3.78%	2/8/2023
MetLife Note	Fixed	124,554	124,689	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,355	10,387	5.35%	2/1/2028
CoreVest Note	Fixed	2,328	2,338	6.12%	1/9/2023
Crestcore II Note	Fixed	4,733	—	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,209	—	5.12%	7/9/2029
Hatchway Broadmoor Mortgage	Fixed	4,627	—	5.35%	2/1/2029
		$1,279,676	$778,683
Debt premium, net (2)		482	416
Deferred financing costs, net of accumulated amortization of $6,873 and $5,325, respectively		(10,129)	(10,554)
		$1,270,029	$768,545

(1)

Represents the interest rate as of March 31, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or term SOFR, plus an applicable margin. One-month LIBOR as of March 31, 2022 was 0.4520%, daily SOFR as of  March 31, 2022 was 0.2900% and one-month term SOFR as of March 31, 2022 was 0.6751%.

(2)

The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.

(3)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2022 are as follows (in thousands):

	Total
2022	$96,226
2023	338,800
2024	8,617
2025	689,208	(1)
2026	125,052
Thereafter	21,773
Total	$1,279,676

(1)	Assumes the Company exercises the 12-month extension option on the Warehouse Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs and any prepayment penalty resulting from the early repayment of the debt is recorded as interest expense in the period incurred. For the three months ended March 31, 2022 and 2021, amortization of deferred financing costs of approximately $1.5 million and $0.5 million, respectively are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

8. Fair Value of Derivatives and Financial Instruments

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

Derivative Financial Instruments and Hedging Activities

The Company manages interest rate risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has entered into interest rate swaps to manage exposures that arise from changes in interest rates. The Company’s derivative financial instruments are used to manage the Company’s risk of increased cash outflows from the floating rate loans that may result from rising interest rates, in particular the reference rate for the loans, which include one-month LIBOR, daily SOFR and term SOFR. In order to minimize counterparty credit risk, the Company has entered into and expects to enter in the future into hedging arrangements and intends to only transact with major financial institutions that have high credit ratings.

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy.

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

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into eight interest rate swap transactions with KeyBank with a combined notional amount of $570.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to those amounts with a weighted average fixed rate of 1.6192%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of March 31, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	One-Month LIBOR	20,000	0.9140%
			$320,000	1.4309%	(2)

Effective Date	Expiration Date	Index (1)	Notional	Fixed Rate
3/31/2022	11/1/2025	Daily SOFR	$100,000	1.5110%
3/31/2022	11/1/2025	Daily SOFR	100,000	1.9190%
3/31/2022	11/1/2025	Daily SOFR	50,000	2.4410%
			$250,000	1.8602%	(2)

(1)	As of March 31, 2022, one-month LIBOR was 0.4520% and daily SOFR was 0.2900%.

(2)

Represents the weighted average fixed rate of the interest rate swaps for one-month LIBOR interest rate swaps and daily SOFR interest rate swaps, respectively, which have a combined weighted average fixed rate of 1.6192%.

For the three months ended March 31, 2022 and 2021, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $16.9 million and $6.4 million of unrealized gain, respectively, related to the change in fair value of the interest rate swaps.

The table below presents the fair value of the Company’s derivative financial instruments, which are presented in a net position on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Fair market value of interest rate swaps	$13,547	$—	$283	$3,590
Total		$13,547	$—	$283	$3,590

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

9. Stockholders’ Equity

The Company issues Shares under the Private Offering as well as under the Company’s distribution reinvestment program (the “DRIP”). Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share. The following table details all Share issuances under the Private Offering and the DRIP for the three months ended March 31, 2022 (dollars in thousands):

Quarter Ended	Shares issued	Proceeds	DRIP reinvestment
March 31, 2022	2,907,334	$149,369	$6,495

The following table provides detail on cash dividends declared on Shares as well as reinvested dividends as part of the Company’s DRIP for the three months ended March 31, 2022 (dollars in thousands):

Quarter Ended	DRIP Shares Issued	DRIP Dividend	Cash Dividend	Cash Dividend Accrued on RSUs (1)	Total Dividend
March 31, 2022	123,665	$6,495	$5,816	$219	$12,530

(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

RSU Grants Under the 2018 LTIP

On December 10, 2019, a total of 73,700 RSUs were granted to certain employees of the Adviser and officers of the Company. On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on December 10, 2019 and May 11, 2020 vest over a four-year period. The RSUs granted to certain employees of the Adviser and officers of the Company on  February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Adviser. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Shares.

As of March 31, 2022, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2021	377,704		$12,405
Granted	185,111		10,022
Vested	(32,485)	(2)	(1,188)
Forfeited	—		—
Outstanding March 31, 2022	530,330		$21,239

(1)

Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 30,264 Shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the RSUs is as follows:

Vest Date	RSUs Vesting
May 11, 2022	21,336
December 10, 2022	18,425
February 15, 2023	22,717
February 17, 2023	30,412
May 11, 2023	21,335
December 10, 2023	18,426
February 15, 2024	22,717
February 17, 2024	22,100
May 11, 2024	21,335
February 14, 2025	22,717
February 17, 2025	22,100
February 17, 2026	22,100
Upon successful completion of IPO	264,610
530,330

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.8 million and $0.5 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

10. Redeemable Noncontrolling Interests in the OP

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

The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2021	$196,362
Net loss attributable to redeemable noncontrolling interests in the OP	(423)
Contributions by redeemable noncontrolling interests in the OP	5,340
Distributions to redeemable noncontrolling interests in the OP	(2,257)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	696
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	2,624
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	20,649
Redeemable noncontrolling interests in the OP, March 31, 2022	$222,991

The following table provides detail on distributions to noncontrolling interests in the OP for the three months ended March 31, 2022 , including under the OP’s DRIP (dollars in thousands):

Quarter Ended	DRIP OP Units Issued	OP DRIP Distribution	OP Cash Distribution	OP Distribution on PI Units	Total OP Distribution
March 31, 2022	8,896	$467	$1,477	$313	$2,257

As of March 31, 2022, the Company held 20,675,743 Class A OP Units, NREO held 2,691,330 Class B OP Units, NRESF held 87,469 Class C OP Units, GAF REIT held 138,035 Class C OP Units and the VineBrook Contributors and other Company insiders held 808,998 Class C OP Units.

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

As of March 31, 2022, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2021	498,590	$16,965
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding March 31, 2022	498,590	$16,965

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
498,590

*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2022, November 30, 2023 and November 30, 2024.

For the three months ended March 31, 2022 and 2021, the OP recognized approximately $0.7 million and $0.4 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2022	24,696,441	3,725,832	28,422,273

11. Redeemable Series A Preferred Stock

On January 8, 2021, the Company issued 1,460,000 Preferred Shares at a price of $25.032 per share, for gross proceeds of approximately $36.5 million. The net proceeds were in turn used to purchase 1,460,000 6.50% Series A Cumulative Redeemable Preferred Units of the OP (“OP Preferred Units”). The OP used the proceeds for acquisitions and other corporate purposes. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions. On March 15, 2021, the Company declared a dividend of $0.40625 per share to the holders of record of Preferred Shares as of March 25, 2021, which was paid on April 12, 2021. On June 10, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of June 25, 2021, which was paid on July 12, 2021. On September 10, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of September 25, 2021, which was paid on October 12, 2021. On November 3, 2021, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of November 15, 2021, which was paid on January 12, 2022. On March 8, 2022, the Company declared a dividend of $0.40625 per share to the holders of Preferred Shares as of March 25, 2022, which was paid on April 11, 2022. The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2021	5,000,000	$120,896
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	—
Net income attributable to Redeemable Series A preferred stockholders	—	2,031
Dividends declared to Redeemable Series A preferred stockholders	—	(2,031)
Accretion to redemption value	—	178
Redeemable Series A preferred stock, March 31, 2022	5,000,000	$121,074

12. Income Taxes

The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2022 or 2021.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2022, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.

The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Company has no examinations in progress and none are expected at this time. The tax years subject to examination are 2021, 2020 and 2019.

The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of March 31, 2022. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

13. Related Party Transactions

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

For the three months ended March 31, 2022 and 2021, the Company incurred advisory fees of approximately $3.1 million and $1.3 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

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

Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. No Manager Cash Cap rebate was recorded for the three months ended  March 31, 2022 and 2021.

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

The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, of which approximately $5.2 million and $2.5 million is due to the Manager and included in accounts payable and other accrued liabilities on the consolidated balance sheets as of March 31, 2022 and 2021, respectively, under the terms of Management Agreements and Side Letter, for the three months ended March 31, 2022 and 2021 (dollars in thousands):

		For the Three Months Ended March 31,
	Location on Financial Statements	2022	2021
Fees Incurred
Property management fees	Statement of Operations	$3,111	$1,805
Acquisition fees	Balance Sheet	5,040	5,974
Construction supervision fees	Balance Sheet	3,174	1,322

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	5,895	3,079
Other reimbursements	Balance Sheet and Statement of Operations	310	155
Totals		$17,530	$12,335

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

Advance Acquisition and Construction Fee Advances Paid to the Manager

Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item due from Manager on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company recorded no receivable for Fee Advances.

Backstop Loans to the Manager

Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item due from Manager on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.

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

See below for detail related to the O&O Expenses as of March 31, 2022 (dollars in thousands):

Amount
Gross investor equity raised subject to O&O	$977,885

O&O collected and available for reimbursements	$6,739

O&O Expenses reimbursed for the period:
Inception through December 31, 2019	$686
January 1, 2020 through March 31, 2020	188
April 1, 2020 through June 30, 2020	235
July 1, 2020 through September 30, 2020	175
October 1, 2020 through December 31, 2020	385
January 1, 2020 through March 31, 2021	296
April 1, 2021 through June 30, 2021	944
July 1, 2021 through September 30, 2021	1,264
October 1, 2021 through December 31, 2021	1,198
January 1, 2022 through March 31, 2022	343
$5,714

O&O available for future reimbursements	$1,025

NexBank

The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts.

14. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

15. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Warehouse Facility Upsize and Bridge Facility Extinguishment

On April 8, 2022, the Company, through the OP, entered into the Second Amendment to the Warehouse Facility (the “Warehouse Facility Upsize”), which amended the recast Warehouse Facility dated November 3, 2021. The Warehouse Facility Upsize resulted in an amended interest rate and increased the OP’s right to increase the total commitments available for borrowing, which may take the form of an increase in revolving commitments or one or more tranches of term loan commitments, by approximately $400.0 million to $1.2 billion.

In connection with the Warehouse Facility Upsize, on April 8, 2022, the Company drew $175.0 million on the Warehouse Facility and used approximately $132.7 million to repay the outstanding principal balance on the Bridge Facility, which extinguished the Bridge Facility.

Interest Rate Cap

On April 13, 2022, the Company paid a premium of approximately $12.7 million to enter into an interest rate cap with Goldman Sachs Bank USA as the counterparty. The notional amount of the interest rate cap is $300.0 million and has a strike rate of 1.50%, which effectively caps the interest rate on $300.0 million of our floating rate debt at 1.50%.

Equity Issuances Pursuant to the Continuous Offering

Subsequent to March 31, 2022, the Company issued approximately 574,531 Shares for proceeds of approximately $32.9 million.

Acquisitions

Subsequent to March 31, 2022, the Company acquired 323 homes for a purchase price of approximately $36.8 million.

Second Quarter 2022 Dividends

On April 13, 2022, the Company approved a dividend of $0.1767 per Share for common stock shareholders of record as of April 15, 2022 that will be paid on June 30, 2022. On April 25, 2022, the Company approved a dividend of $0.1767 per Share for common stock shareholders of record as of May 16, 2022 that will be paid on June 30, 2022.

NAV Determination

In accordance with the Valuation Methodology, on May 12, 2022, the Company determined that its NAV per share calculated on a fully diluted basis was $59.85 as of March 31, 2022. In accordance with provisions in the OP LPA, the value of the OP Units per OP Unit was also increased to $59.85. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

The Company is an owner and operator of SFR homes for lease. As of March 31, 2022, our Portfolio consisted of 21,144 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of March 31, 2022, the Portfolio had occupancy of approximately 82.3% with a weighted average monthly effective rent of $1,086 per occupied home. As of March 31, 2022, the Portfolio had a stabilized occupancy of approximately 95.1% with a weighted average monthly stabilized effective rent of $1,104 per occupied home and 55.5% of homes in our Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of March 31, 2022, there were 24,401,575 OP Units outstanding, of which 20,675,743 Class A OP Units, or 84.7% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.

As of December 31, 2021, our Portfolio consisted of 16,891 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2021, the Portfolio had occupancy of approximately 81.9% with a weighted average monthly effective rent of $1,067 per occupied home. As of December 31, 2021, the Portfolio had a stabilized occupancy of approximately 95.2% with a weighted average monthly effective rent of $1,074 per occupied stabilized home and 49.7% of homes in our Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. As of December 31, 2021, there were 22,300,100 OP Units outstanding, of which 18,673,164, or 83.7%, were owned by the Company.

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

On October 15, 2021, a lawsuit (the “Bankruptcy Trust Lawsuit”) was filed by a trust formed in connection with the Highland bankruptcy (the “Highland Bankruptcy”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). The Bankruptcy Trust Lawsuit makes claims against a number of entities, including NexPoint Advisors, L.P. (“NexPoint”), the parent of our Adviser, and James Dondero, formerly a director and officer of the Company. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. NexPoint and Mr. Dondero have informed us that they believe the Bankruptcy Trust Lawsuit has no merit and they intend to vigorously defend against the claims. We do not expect that the Bankruptcy Trust Lawsuit will have a material effect on our business, results of operations or financial condition.

Our Portfolio

Since our formation, we have significantly grown our Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of March 31, 2022 and 2021, the Company, through the OP’s SPEs, indirectly owned an interest in 21,144 and 13,693 homes, respectively, in 18 and 16 states, respectively. As of March 31, 2022 and 2021, the Portfolio had an occupancy of 82.3% and 87.0%, respectively, and a weighted average monthly effective rent of $1,086 and $1,039, respectively, per occupied home. As of March 31, 2022 and 2021, the occupancy of stabilized homes in our Portfolio was 95.1% and 97.5%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,104 and $1,001, respectively. As of March 31, 2022 and 2021, 55.5% and 53.3%, respectively, of homes in our Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. The table below provides summary information regarding our Portfolio as of March 31, 2022.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,102	90.4%	$1,150	2,158	96.2%	$1,167
Dayton	OH	2,796	88.7%	1,046	2,291	96.1%	1,037
Columbus	OH	1,535	91.1%	1,127	1,253	96.4%	1,133
St. Louis	MO	2,121	77.5%	1,020	662	94.3%	1,018
Indianapolis	IN	1,340	83.9%	1,100	647	87.8%	1,128
Birmingham	AL	912	81.8%	1,141	155	90.3%	1,200
Columbia	SC	821	82.7%	1,196	159	91.8%	1,260
Kansas City	MO, KS	986	86.9%	1,095	433	95.8%	1,074
Jackson	MS	999	59.6%	1,050	248	94.8%	1,162
Memphis	TN, MS	1,616	81.0%	938	444	95.7%	951
Augusta	GA, SC	685	73.9%	971	117	93.2%	1,155
Milwaukee	WI	835	72.3%	1,082	237	89.9%	1,199
Atlanta	GA	742	90.0%	1,215	—	N/A	N/A
Pittsburgh	PA	430	58.6%	981	106	98.1%	1,097
Pensacola	FL	300	96.3%	1,286	4	100.0%	1,274
Greenville	SC	279	80.3%	1,203	71	95.8%	1,327
Little Rock	AR	338	47.3%	927	120	97.5%	953
Huntsville	AL	216	74.1%	1,140	52	98.1%	1,255
Raeford	NC	250	92.0%	1,011	—	N/A	N/A
Portales	NM	150	78.7%	996	1	100.0%	1,150
Omaha	NE, IA	237	67.1%	1,169	108	97.2%	1,178
Triad	NC	186	87.6%	1,101	72	98.6%	1,174
Montgomery	AL	203	68.0%	1,044	77	94.8%	1,137
Sub-Total/Average		21,079	82.3%	$1,086	9,415	95.1%	$1,104
Held for Sale		65	n/a	n/a	n/a	n/a	n/a
Total/Average		21,144	82.3%	$1,086	9,415	95.1%	$1,104

As of December 31, 2021, the Company, through the OP’s SPEs, indirectly owned an interest in 16,891 homes in 16 states. As of December 31, 2021, the Portfolio had occupancy of 81.9%, and a weighted average monthly effective rent of $1,067 per occupied home. As of December 31, 2021, the occupancy of stabilized homes in our Portfolio was 95.2%, and the weighted average monthly effective rent of stabilized occupied homes was $1,074. As of December 31, 2021, 49.7% of homes in our Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. The table below provides summary information regarding our Portfolio as of December 31, 2021:

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

Property management fees. Property management fees include fees paid to the Manager for managing each property, presented net of fee rebates related to the Manager Cap (see Note 13 to our consolidated financial statements).

Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 13 to our consolidated financial statements).

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

Gain/(loss) on sales of real estate. Gain/(loss) on sales of real estate includes the gain/(loss) recognized upon sales of homes. Gain/(loss) on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the homes.

Casualty gain/(loss). Casualty gain/(loss) includes the gain or loss incurred on homes, net of insurance proceeds received, that experience an unexpected and unusual event such as a natural disaster or fire.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table sets forth a summary of our operating results for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change
Total revenues	$52,317	$30,628	$21,689
Total expenses	(55,037)	(30,685)	(24,352)
Gain/(loss) on sales of real estate	116	(75)	191
Casualty loss, net of insurance proceeds	(109)	(9)	(100)
Net loss	(2,713)	(141)	(2,572)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,209	2,206	3
Net loss attributable to redeemable noncontrolling interests in the OP	(423)	(35)	(388)
Net loss attributable to common stockholders	$(4,499)	$(2,312)	$(2,187)

The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, advisory fees, property general and administrative expenses, depreciation and amortization and interest expense, partially offset by an increase in rental income.

Revenues

Rental income. Rental income was $51.0 million for the three months ended March 31, 2022 compared to $30.1 million for the three months ended March 31, 2021, which was an increase of $20.9 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Other income. Other income was $1.3 million for the three months ended March 31, 2022 compared to $0.5 million for the three months ended March 31, 2021, which was an increase of $0.8 million. The increase between the periods was primarily due to our acquisition activity over the past year.

Expenses

Property operating expenses. Property operating expenses were $8.7 million for the three months ended March 31, 2022 compared to $5.2 million for the three months ended March 31, 2021, which was an increase of $3.5 million. The increase between the periods was primarily due to our acquisition activity in 2022. For the three months ended March 31, 2022 and 2021, turn costs represented approximately 14% and 17%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $9.5 million for the three months ended March 31, 2022 compared to $6.3 million for the three months ended March 31, 2021, which was an increase of $3.2 million. The increase between the periods was primarily due to our acquisition activity in 2022 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $3.1 million for the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021, which was an increase of $1.1 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Advisory fees. Advisory fees were $3.1 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021, which was an increase of $1.8 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.2 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021, which was an increase of $0.7 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $2.9 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021, which was an increase of $1.6 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Depreciation and amortization. Depreciation and amortization costs were $16.0 million for the three months ended March 31, 2022 compared to $8.0 million for the three months ended March 31, 2021, which was an increase of $8.0 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Interest expense. Interest expense was $9.6 million for the three months ended March 31, 2022 compared to $5.1 million for the three months ended March 31, 2021, which was an increase of $4.5 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding during 2022. The following table details the various costs included in interest expense for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change
Gross interest cost	$11,627	$5,772	$5,855
Capitalized interest	(2,007)	(646)	(1,361)
Total	$9,620	$5,126	$4,494

Gain/(loss) on sales of real estate. Gain on sales of real estate was $0.1 million for the three months ended March 31, 2022, and loss on sales of real estate was $0.1 million for the three months ended March 31, 2021, which was an increase of $0.2 million. The majority of the homes sold during the three months ended March 31, 2022 related to a bulk disposition wherein the sales price exceeded the carrying value of the real estate and costs incurred to sell the properties.

Casualty gain/(loss), net of insurance proceeds. Casualty loss, net of insurance proceeds, was $0.1 million for the three months ended March 31, 2022, and casualty loss, net of insurance proceeds, was less than $0.1 million for the three months ended March 31, 2021, which was an increase of approximately $0.1 million. The increase between the periods is due to a slight increase in casualty events in 2022.

Non-GAAP Measurements

Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) property general and administrative expenses, (7) casualty gains or losses and (8) other gains and losses that are specific to us.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Corporate general and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties. Property general and administrative expenses are eliminated because they represent expenses such as legal, professional, centralized leasing, technology support, and accounting functions. Casualty gains or losses are excluded because of the infrequent and unusual nature of the sustained damages, they do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, property general and administrative expense, interest expense, casualty gains or losses, advisory fees, depreciation and amortization expense, gains or losses from the sale of properties, and other gains and losses as determined under GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three months ended March 31, 2022 and 2021 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(2,713)	$(141)
Adjustments to reconcile net loss to NOI:
Advisory fees	3,086	1,291
Corporate general and administrative expenses	2,162	1,481
Property general and administrative expenses	2,873	1,323
Depreciation and amortization	15,956	8,044
Interest expense	9,620	5,126
(Gain)/loss on sales of real estate	(116)	75
Casualty loss, net of insurance proceeds	109	9
NOI	$30,977	$17,208

Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended March 31, 2022 and 2021

There are 5,449 homes in our 2022 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended March 31, 2022 and March 31, 2021 were stabilized by October 1, 2020 and held through March 31, 2022. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1. “Business—Our Portfolio” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2022 for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2022 and 2021 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues
Same Home
Rental income (1)	$16,760	$16,114	$646	4.0%
Other income (1)	38	32	6	18.8%
Same Home revenues	16,798	16,146	652	4.0%
Non-Same Home
Rental income (1)	34,427	14,049	20,378	145.0%
Other income (1)	115	57	58	101.8%
Non-Same Home revenues	34,542	14,106	20,436	144.9%
Total revenues	51,340	30,252	21,088	69.7%

Operating expenses
Same Home
Property operating expenses (1)	2,313	1,935	378	19.5%
Real estate taxes and insurance	2,899	3,087	(188)	-6.1%
Property management fees (2)	1,004	1,030	(26)	-2.5%
Same Home operating expenses	6,216	6,052	164	2.7%
Non-Same Home
Property operating expenses (1)	5,397	2,842	2,555	89.9%
Real estate taxes and insurance	6,643	3,207	3,436	107.1%
Property management fees (2)	2,107	943	1,164	123.4%
Non-Same Home operating expenses	14,147	6,992	7,155	102.3%
Total operating expenses	20,363	13,044	7,319	56.1%

NOI
Same Home	10,582	10,094	488	4.8%
Non-Same Home	20,395	7,114	13,281	186.7%
Total NOI	$30,977	$17,208	$13,769	80.0%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Three Months Ended March 31, 2022 and 2021

As of March 31, 2022, our Same Home properties were approximately 95.3% occupied with a weighted average monthly effective rent per occupied home of $1,068. As of March 31, 2021, our Same Home properties were approximately 97.7% occupied with a weighted average monthly effective rent per occupied home of $998. For our Same Home properties, we recorded the following operating results for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

Revenues

Rental income. Rental income was $16.8 million for the three months ended March 31, 2022 compared to $16.1 million for the three months ended March 31, 2021, which was an increase of approximately $0.7 million, or 4.0%. The increase is related to a 7.0% increase in the weighted average monthly effective rent per occupied home, partially offset by a 2.4% decrease in occupancy.

Other income. Other income remained flat at less than $0.1 million for the three months ended March 31, 2022 and 2021.

Expenses

Property operating expenses. Property operating expenses were $2.3 million for the three months ended March 31, 2022 compared to $1.9 million for the three months ended March 31, 2021, which was an increase of approximately $0.4 million, or 19.5%. The majority of the increase is related to an increase in general turnover costs of approximately $0.2 million and an increase in water and sewer costs of approximately $0.2 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $2.9 million for the three months ended March 31, 2022 compared to $3.1 million for the three months ended March 31, 2021, which was a decrease of approximately $0.2 million, or 6.1%. The majority of the decrease is related to a $0.2 million, or 6.1%, decrease in property taxes.

Property management fees. Property management fees remained flat at $1.0 million for the three months ended March 31, 2022 and 2021.

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. FFO is defined by NAREIT as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute FFO in accordance with NAREIT’s definition. Our presentation differs slightly in that we begin with net income (loss) attributable to common stockholders and add net income (loss) attributable to NCI in the OP and then make the adjustments to arrive at FFO.

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

The three months ended March 31, 2022 as compared to the three months ended March 31, 2021

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net loss attributable to common stockholders	$(4,499)	$(2,312)	$(2,187)	94.6%
Net loss attributable to NCI in the OP	(423)	(35)	(388)	1108.6%
Depreciation and amortization	15,956	8,044	7,912	98.4%
(Gain)/loss on sales of real estate	(116)	75	(191)	-254.7%
FFO	10,918	5,772	5,146	89.2%

FFO per share - basic	$0.40	$0.42	$(0.02)	-4.9%
FFO per share - diluted	$0.40	$0.40	$—	0.0%

Casualty loss, net of insurance proceeds	109	9	100	1111.1%
Amortization of deferred financing costs	1,526	531	995	187.4%
Equity-based compensation expense	1,455	930	525	56.5%
Core FFO	14,008	7,242	6,766	93.4%

Core FFO per share - basic	$0.52	$0.52	$—	0.0%
Core FFO per share - diluted	$0.51	$0.51	$—	0.0%

Recurring capital expenditures	(2,406)	(797)	(1,609)	201.9%
AFFO	11,602	6,445	5,157	80.0%

AFFO per share - basic	$0.43	$0.46	$(0.03)	-7.2%
AFFO per share - diluted	$0.42	$0.45	$(0.03)	-6.3%

Weighted average shares outstanding - basic	26,965	13,904
Weighted average shares outstanding - diluted (1)	27,492	14,305

Dividends declared per share	$0.5301	$0.5301

FFO Coverage - diluted (2)	0.75x	0.76x
Core FFO Coverage - diluted (2)	0.96x	0.96x
AFFO Coverage - diluted (2)	0.80x	0.85x

(1)	For the three months ended March 31, 2022 and 2021, includes approximately 1,029,000 shares and 925,228 shares, respectively, related to the assumed vesting of RSUs and PI Units.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $10.9 million for the three months ended March 31, 2022 compared to $5.8 million for the three months ended March 31, 2021, which was an increase of approximately $5.1 million. The change in our FFO between the periods primarily relates to an increase in rental income of $20.9 million, partially offset by increases in total property operating expenses of $9.5 million, advisory fees of $1.8 million and interest expense of $4.5 million. The changes in diluted FFO per share, AFFO per share and Core FFO per share were primarily related to higher equity raise activity during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as we issued 2,907,334 Shares during the three months ended March 31, 2022, compared to 2,241,677 Shares issued during the three months ended March 31, 2021, which significantly increased the weighted average shares outstanding for the three months ended March 31, 2022. Additionally, the entirety of the proceeds from these equity issuances were not immediately deployed into acquisitions of cash flow yielding homes within the same period as a portion of the homes purchased during the period went into rehabilitation instead. Therefore, there was a significant increase in the weighted average shares outstanding during the period without a significant and immediate corresponding increase in FFO. On a longer time horizon, these irregularities are expected to diminish and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized, resulting in increases in diluted FFO per share, Core FFO per share and AFFO per share.

Core FFO was $14.0 million for the three months ended March 31, 2022 compared to $7.2 million for the three months ended March 31, 2021, which was an increase of approximately $6.8 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in amortization of deferred financing costs of $1.0 million and equity-based compensation expense of $0.5 million.

AFFO was $11.6 million for the three months ended March 31, 2022 compared to $6.4 million for the three months ended March 31, 2021, which was an increase of approximately $5.2 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in recurring capital expenditures of $1.6 million.

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

Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization, determined necessary to recommend NAV to the Pricing Committee. Based off this recommendation, the Pricing Committee then determines NAV. For a more complete description of the Valuation Methodology, see “Item 1. Business—Net Asset Value—Current Valuation Methodology” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2022.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85

Fees and Commissions paid to Placement Agents and Dealer Manager

Subject to certain exceptions, investors that purchase Shares through the Private Offering generally pay the Placement Agents in the Private Offering placement fees or commissions, in addition to the NAV sales price. For sales through Placement Agents other than Raymond James, the placement fees or commissions generally equal between 1% to 5.5% of gross investor equity, subject to certain breakpoints and various terms of each specific Selling Agreement. A placement fee equal to 3% and an advisory fee equal to 2% of gross proceeds invested, which is also in addition to the NAV sales price, is paid to Raymond James for all Shares sold by Raymond James on behalf of the Company in the Private Offering. With the consent of the applicable Placement Agent, some or all of the applicable fees and commissions may be waived. Other Selling Agreements may have specific fees that differ from the Raymond James fees related to selling Shares to their clients. In addition, the Dealer Manager generally receives a fee of 0.5% on sales in the Private Offering through Raymond James and 3% on sales through other Placement Agents, a portion of which may be reallowed to those Placement Agents. Placement Agent compensation is subject to a reasonable carve-out for sales of Shares directly by the Company or for sales to employees of our Adviser, Manager and affiliates thereof. For sales through registered investment advisors (“RIAs”), the Dealer Manager receives a fee of up to 2% of gross investor equity. With respect to sales through RIAs or Placement Agents other than Raymond James who in each case were first introduced to the Company by Raymond James, Raymond James may receive a participating placement fee equal to 1% of gross investor equity.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. Additionally, as of March 31, 2022, we had significant access to credit through our credit facilities. The JPM Facility has an additional $210.0 million of capacity. Furthermore, as of March 31, 2022, the OP has the right to request an increase in the total facility amount on the Warehouse Facility, which may take the form of an increase in revolving commitments or one or more tranches of term loan commitments, up to $800.0 million. As described in Note 15, in April 2022, the Company, through the OP, entered into the Second Amendment to the Warehouse Facility which increased the OP's right to increase the total commitments available for borrowing by approximately $400.0 million to $1.2 billion.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional homes, renovations and other capital expenditures to improve our homes and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include equity issuances through the Private Offering, other public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and may include other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. Additionally, the Company continues to monitor the impact of COVID-19 and its impact on future rent collections, valuation of real estate investments, impact on cash flow and ability to refinance or repay debt. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

As disclosed in Note 15 to our consolidated financial statements, so far in the second quarter of 2022 we have acquired 248 homes for an aggregate purchase price of approximately $28.5 million. For the remainder of 2022, excluding the purchases disclosed previously, we expect to purchase approximately 2,000 – 3,000 total homes for consideration of approximately $200 million – $300 million. However, there can be no assurance that we will be able to complete these acquisitions during the remainder of the year on terms that are acceptable to us, or at all.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2022. We believe that the various sources of long-term capital, which may include equity issuances through the Private Offering, other public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements in the long-term.

Cash Flows

The three months ended March 31, 2022 as compared to the three months ended March 31, 2021

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change
Net cash provided by operating activities	$22,924	$12,250	$10,674
Net cash used in investing activities	(646,663)	(556,805)	(89,858)
Net cash provided by financing activities	603,561	559,235	44,326
Change in cash and restricted cash	(20,178)	14,680	(34,858)
Cash and restricted cash, beginning of period	74,997	37,096	37,901
Cash and restricted cash, end of period	$54,819	$51,776	$3,043

Cash flows from operating activities. During the three months ended March 31, 2022, net cash provided by operating activities was $22.9 million compared to net cash provided by operating activities of $12.3 million for the three months ended March 31, 2021. The change in cash flows from operating activities was mainly due to an increase in the Portfolio’s net operating income.

Cash flows from investing activities. During the three months ended March 31, 2022, net cash used in investing activities was $646.7 million compared to net cash used in investing activities of $556.8 million for the three months ended March 31, 2021. The change in cash flows from investing activities was mainly due to an increase in the investment in unconsolidated entity.

Cash flows from financing activities. During the three months ended March 31, 2022, net cash provided by financing activities was $603.6 million compared to net cash provided by financing activities of $559.2 million for the three months ended March 31, 2021. The change in cash flows from financing activities was mainly due to an increase in proceeds received from the Bridge Facility and an increase in proceeds from the issuance of our Class A common stock, which was partially offset by a decrease in proceeds received from notes payable and repayments on the Bridge Facility during the current period.

Debt, Derivatives and Hedging Activity

Debt

As of March 31, 2022, we and our subsidiaries had aggregate debt outstanding to third parties of approximately $1.3 billion at a weighted average interest rate of 2.6881% and an adjusted weighted average interest rate of 3.2397%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.6192%, representing a weighted average fixed rate for one-month LIBOR and daily SOFR, on our combined $570.0 million notional amount of interest rate swap agreements, which effectively fixes the interest rate on $570.0 million of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2022:

	Type	Outstanding Principal as of March 31, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$241,222	2.00%	12/1/2025
Warehouse Facility	Floating	465,000	2.15%	11/3/2024	(2)
JPM Facility	Floating	290,000	3.14%	3/1/2023
Bridge Facility	Floating	132,648	3.78%	2/8/2023
MetLife Note	Fixed	124,554	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,355	5.35%	2/1/2028
CoreVest Note	Fixed	2,328	6.12%	1/9/2023
Crestcore II Note	Fixed	4,733	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,209	5.12%	7/9/2029
Hatchway Broadmoor Mortgage	Fixed	4,627	5.35%	2/1/2029
Total Outstanding Principal		$1,279,676

(1)

Represents the interest rate as of March 31, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or term SOFR, plus an applicable margin. One-month LIBOR as of March 31, 2022 was 0.4520%, daily SOFR as of March 31, 2022 was 0.2900% and one-month term SOFR as of March 31, 2022 was 0.6751%.

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

On November 3, 2021, the Company, as guarantor, the OP, as parent borrower, and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries, as subsidiary borrowers, entered into an amended and restated credit agreement to recast the Warehouse Facility, resulting in an increased borrowing capacity, an amended interest rate, and an extended term. The recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to one-month LIBOR plus a margin of 1.60% to 2.45%, depending on the Company's consolidated total leverage ratio. The Warehouse Facility recast increased the commitment amount of the facility from $135.0 million to $350.0 million. In conjunction with the increase in the facility, the Company incurred costs of $3.2 million of deferred financing costs. On December 9, 2021, the Warehouse Facility was further amended to increase the commitment amount from $350.0 million to $465.0 million. In conjunction with the increase in the facility, the Company incurred costs of $0.9 million of deferred financing costs. The recast Warehouse Facility provides the Company, through the OP, the right to request an increase in the total facility amount, which may take the form of an increase in revolving commitments or one or more tranches of term loan of commitments, up to $800.0 million. As of March 31, 2022, $465.0 million was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

On April 8, 2022, the Company, through the OP, entered into the Second Amendment to the Warehouse Facility (the “Warehouse Facility Upsize”), which amended the recast Warehouse Facility. The Warehouse Facility Upsize resulted in an amended interest rate and increased the OP’s right to increase the total commitments available for borrowing, which may take the form of an increase in revolving commitments or one or more tranches of term loan commitments, by approximately $400.0 million to $1.2 billion. In connection with the Warehouse Facility Upsize, on April 8, 2022, the Company drew $175.0 million on the Warehouse Facility and repaid the outstanding principal on the Bridge Facility, which was $132.7 million as of that date, which extinguished the Bridge Facility.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC, as borrowers, entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at a daily SOFR plus 2.85%. As of March 31, 2022, the outstanding balance of the JPM Facility was $290.0 million and had $210.0 million of available capacity.

On January 13, 2022, in connection with the acquisition of a 98-home portfolio, the OP (as guarantor) assumed an approximately $4.6 million Freddie Mac mortgage loan (the “Hatchway Broadmoor Mortgage”) with Arbor Agency Lending, LLC as a result of the OP’s acquisition of Hatchway Broadmoor, LLC. The Hatchway Broadmoor Mortgage is secured by properties in Hatchway Broadmoor, LLC and an equity pledge in Hatchway Broadmoor, LLC and bears interest at a fixed rate equal to 5.35%. The Hatchway Broadmoor Mortgage matures and is due in full on February 1, 2029 and requires monthly principal and interest payments. The balance of the Hatchway Broadmoor Mortgage, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On February 8, 2022, in connection with the acquisition of the Prager Portfolio, the Company entered into a bridge credit agreement through the OP with KeyBank National Association, and borrowed $150.0 million (the “Bridge Facility”). The Bridge Facility accrues interest at the OP’s option of (1) daily SOFR plus 0.1% plus an applicable rate of 3.0%, (2) the forward-looking term rate based on SOFR (“term SOFR”) for the applicable interest period plus 0.1% plus an applicable rate of 3.0% or (3) an alternate base rate equal to the greater of (a) the prime rate in effect on such day and (b) the federal funds effective rate in effect on such day plus 0.5%, plus an applicable rate of 2.0%. The Bridge Facility matures on February 8, 2023 but requires repayment of the principal amount outstanding so that (1) by May 8, 2022 no more than $112.5 million remains outstanding, (2) by August 8, 2022 no more than $75.0 million remains outstanding and (3) by November 8, 2022 no more than $37.5 million remains outstanding. As of March 31, 2022, $132.7 million was drawn on the Bridge Facility. The balance of the Bridge Facility, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets.

On March 18, 2022, in connection with the acquisition of an 88-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $4.7 million mortgage loan assumed by a subsidiary of the OP (the “Crestcore II Note”) with CoreVest American Finance Lender LLC as a result of the OP’s acquisition of Crestcore II, LLC. The Crestcore II Note is secured by the properties in Crestcore II, LLC and an equity pledge in Crestcore II, LLC and bears interest at a fixed rate equal to 5.12%. The Crestcore II Note matures and is due in full on July 9, 2029 and requires monthly principal and interest payments. The balance of the Crestcore II Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

On March 18, 2022, in connection with the acquisition of an 82-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $4.2 million mortgage loan assumed by a subsidiary of the OP (the “Crestcore IV Note”) with CoreVest American Finance Lender LLC as a result of the OP’s acquisition of Crestcore IV, LLC. The Crestcore IV Note is secured by the properties in Crestcore IV, LLC and an equity pledge in Crestcore IV, LLC and bears interest at a fixed rate equal to 5.12%. The Crestcore IV Note matures and is due in full on July 9, 2029 and requires monthly principal and interest payments. The balance of the Crestcore IV Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

As of March 31, 2022, the Company was in compliance with the debt covenants in each of its debt agreements.

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

Interest Rate Swap Agreements

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into eight interest rate swap transactions with KeyBank with a combined notional amount of $570.0 million. As of March 31, 2022, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to $570.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.6192%. As of March 31, 2022, interest rate swap agreements effectively covered $570.0 million, or 50.5%, of our $1.1 billion of floating rate debt outstanding. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.6192%, on a weighted average basis, on the notional amounts, while KeyBank is obligated to make monthly floating rate payments based on one-month LIBOR or daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.

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

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2022 or 2021. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2022. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to increases in rents nationwide. The majority of our lease terms are for a period of one year or less and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities. Due to the short-term nature of our leases, we do not believe our results will be materially affected.

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, interest rates are less than historical averages. However, the Federal Reserve, in response to or in anticipation of continued inflation concerns, could continue to raise interest rates. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges, which to date have included interest rate cap and interest rate swap agreements.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 8 to our consolidated financial statements), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired, or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

The allocation of Total Consideration to the various components of properties acquired during the year can have an effect on our net loss due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For example, if a greater portion of the Total Consideration is allocated to land, which does not depreciate, our net income would be higher. Typically, we allocate between 10% to 30% of the Total Consideration to land.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2021 and 2020 or the three months ended March 31, 2022 and 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Interim President and Chief Financial Officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Interim President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Annual Report.

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

Repurchase of Shares

The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the most recent NAV per share in effect, which will generally be equal to our prior quarter’s or month’s NAV per share. The Share Repurchase Plan began on November 1, 2019. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see “Exhibit 4.1. Description of Registrant’s Securities to be Registered—Share Repurchase Plan” in our Annual Report. The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	—	—	—
March 1 - March 31	55,405	54.14	55,405	71,364
Total	55,405	$54.14	55,405	$71,364

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment No. 1, dated March 10, 2022 to the Revolving Credit Agreement, dated as of March 1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto

10.2	Bridge Credit Agreement, dated as of February 8, 2022, among VineBrook Homes Operating Partnership, L.P., as borrower, the lenders party thereto, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 14, 2022).

10.3	Management Agreement dated February 8, 2022 by and between P FIN II, LLC, P FIN VII MEM, LLC, P FIN VII STL, LLC, P FIN VII KC, LLC, P FIN VII TN 40, LLC, P FIN VII MO 40, LLC, P FIN VI, LLC, P FIN V FL, LLC, P FIN V NC, LLC, P FIN V NM, LLC, P FIN V OTHER, LLC and P FIN II F, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 14, 2022).

31.1*	Certification of Interim President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Interim President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VineBrook Homes Trust, Inc.

Signature	Title	Date

/s/ Brian Mitts		May 16, 2022
Brian Mitts	Interim President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)