Form 10-Q
period 2022-06-30
VINEBROOK HOMES TRUST, INC.
filed 2022-08-15
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 25,145,132 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended June 30, 2022

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

iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Operating real estate investments
Land	$534,217	$334,191
Buildings and improvements	2,383,412	1,391,786
Intangible lease assets	4,158	971
Total gross operating real estate investments	2,921,787	1,726,948
Accumulated depreciation and amortization	(116,002)	(76,789)
Total net operating real estate investments	2,805,785	1,650,159
Real estate held for sale, net	2,166	81
Total net real estate investments	2,807,951	1,650,240
Investments, at fair value	2,500	2,500
Cash	81,793	54,104
Restricted cash	21,560	20,893
Accounts and other receivables	13,760	8,327
Due from Manager (see Note 13)	663	2,909
Prepaid and other assets	54,261	19,352
Interest rate derivatives, at fair value	36,662	—
TOTAL ASSETS	$3,019,150	$1,758,325

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$711,498	$376,842
Credit facilities, net	1,054,667	391,703
Accounts payable and other accrued liabilities	50,911	47,208
Accrued real estate taxes payable	24,985	19,450
Accrued interest payable	8,230	1,690
Security deposit liability	20,467	14,295
Prepaid rents	4,975	3,341
Interest rate derivatives, at fair value	—	3,590
Total Liabilities	1,875,733	858,119

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	121,261	120,896
Redeemable noncontrolling interests in the OP	234,713	196,362
Redeemable noncontrolling interests in consolidated VIEs	95,937	—
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 24,960,485 and 21,814,248 shares issued and outstanding, respectively	250	219
Additional paid-in capital	780,111	651,531
Distributions in excess of retained earnings	(109,628)	(68,011)
Accumulated other comprehensive income/(loss)	20,773	(791)
Total Stockholders' Equity	691,506	582,948
TOTAL LIABILITIES AND EQUITY	$3,019,150	$1,758,325

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$59,442	$39,112	$110,422	$69,248
Other income	2,862	709	4,199	1,201
Total revenues	62,304	39,821	114,621	70,449
Expenses
Property operating expenses	12,357	6,007	21,044	11,160
Real estate taxes and insurance	10,914	7,644	20,456	13,938
Property management fees	3,408	2,587	6,519	4,560
Advisory fees	3,844	2,010	6,930	3,301
Corporate general and administrative expenses	2,478	1,837	4,640	3,318
Property general and administrative expenses	4,625	1,332	7,498	2,655
Depreciation and amortization	24,207	12,507	40,163	20,551
Interest expense	11,155	7,688	20,775	12,814
Loss on extinguishment of debt	1,001	—	1,001	—
Total expenses	73,989	41,612	129,026	72,297
Gain/(loss) on sales of real estate	100	(123)	216	(198)
Casualty loss, net of insurance proceeds	(53)	(93)	(162)	(102)
Net loss	(11,638)	(2,007)	(14,351)	(2,148)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,219	2,207	4,428	4,413
Net loss attributable to redeemable noncontrolling interests in the OP	(1,771)	(466)	(2,194)	(501)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(1,191)	—	(1,191)	—
Net loss attributable to common stockholders	$(10,895)	$(3,748)	$(15,394)	$(6,060)
Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate hedges	8,656	(65)	25,510	6,306
Total comprehensive (loss)/income	(2,982)	(2,072)	11,159	4,158
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,219	2,207	4,428	4,413
Comprehensive (loss)/income attributable to redeemable noncontrolling interests in the OP	(449)	(482)	1,752	1,064
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(1,191)	—	(1,191)	—
Comprehensive (loss)/income attributable to common stockholders	$(3,561)	$(3,797)	$6,170	$(1,319)

Weighted average common shares outstanding - basic	25,241	12,812	24,250	11,621
Weighted average common shares outstanding - diluted	25,241	12,812	24,250	11,621

Loss per share - basic	$(0.43)	$(0.29)	$(0.63)	$(0.52)
Loss per share - diluted	$(0.43)	$(0.29)	$(0.63)	$(0.52)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Class A Common Stock
Three Months Ended June 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2022	24,696,441	$247	$780,388	$(85,075)	$13,439	$708,999
Net loss attributable to common stockholders			—	(10,895)	—	(10,895)
Issuance of Class A common stock	682,149	7	40,567	—	—	40,574
Redemptions of Class A common stock	(437,357)	(4)	(26,260)	—	—	(26,264)
Offering costs			(1,150)	—	—	(1,150)
Equity-based compensation	19,252	—	916	—	—	916
Common stock dividends declared ($0.5301 per share)			—	(13,658)	—	(13,658)
Other comprehensive income attributable to common stockholders			—	—	7,334	7,334
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(13,159)	—	—	(13,159)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,191)	—	—	(1,191)
Balances, June 30, 2022	24,960,485	$250	$780,111	$(109,628)	$20,773	$691,506

	Class A Common Stock
Six Months Ended June 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders			—	(15,394)	—	(15,394)
Issuance of Class A common stock	3,589,483	36	192,658	—	—	192,694
Redemptions of Class A common stock	(492,762)	(5)	(29,261)	—	—	(29,266)
Offering costs			(1,493)	—	—	(1,493)
Equity-based compensation	49,516	—	1,675	—	—	1,675
Common stock dividends declared ($1.0602 per share)			—	(26,223)	—	(26,223)
Other comprehensive income attributable to common stockholders			—	—	21,564	21,564
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(33,808)	—	—	(33,808)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,191)	—	—	(1,191)
Balances, June 30, 2022	24,960,485	$250	$780,111	$(109,628)	$20,773	$691,506

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Class A Common Stock
Three Months Ended June 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2021	11,499,045	$115	$291,305	$(34,060)	$(5,360)	$252,000
Net loss attributable to common stockholders			—	(3,748)	—	(3,748)
Issuance of Class A common stock	2,499,331	25	93,290	—	—	93,315
Redemptions of Class A common stock	(133,303)	(1)	(5,155)	—		(5,156)
Offering costs			(944)	—	—	(944)
Equity-based compensation	26,642	—	626	—	—	626
Common stock dividends declared ($0.5301 per share)			—	(6,993)	—	(6,993)
Other comprehensive loss attributable to common stockholders			—	—	(49)	(49)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP			(16,957)	—	—	(16,957)
Balances, June 30, 2021	13,891,715	$139	$362,165	$(44,801)	$(5,409)	$312,094

	Class A Common Stock
Six Months Ended June 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2020	9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders			—	(6,060)	—	(6,060)
Issuance of Class A common stock	4,741,008	47	174,119	—	—	174,166
Redemptions of Class A common stock	(136,730)	(1)	(5,281)	—	—	(5,282)
Offering costs			(1,240)	—	—	(1,240)
Equity-based compensation	26,642	—	1,140	—	—	1,140
Common stock dividends declared ($1.0602 per share)			—	(12,739)	—	(12,739)
Other comprehensive income attributable to common stockholders			—	—	4,741	4,741
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(16,954)	—	—	(16,954)
Balances, June 30, 2021	13,891,715	$139	$362,165	$(44,801)	$(5,409)	$312,094

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(14,351)	$(2,148)
Adjustments to reconcile net loss to net cash provided by operating activities
(Gain)/loss on sales of real estate	(216)	198
Depreciation and amortization	40,163	20,551
Non-cash interest amortization	3,330	1,612
Change in fair value on derivative instruments included in interest expense	(389)	1,749
Net cash paid on derivative settlements	(2,426)	(2,109)
Loss on extinguishment of debt	1,001	—
Equity-based compensation	3,072	2,073
Casualty loss, net of insurance proceeds	162	102
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(1,026)	(6,206)
Operating liabilities	15,932	8,785
Net cash provided by operating activities	45,252	24,607

Cash flows from investing activities
Investment in unconsolidated entity	(100,819)	—
Redemption of investment in unconsolidated entity	100,819	—
Acquisition of NexPoint Homes through VIE consolidation, net of cash received	(47,022)	—
Net proceeds from sales of real estate	7,117	1,033
Prepaid acquisition deposits	(5,673)	(1,020)
Insurance proceeds received	255	319
Acquisitions of real estate investments	(763,563)	(640,265)
Additions to real estate investments	(84,038)	(36,370)
Net cash used in investing activities	(892,924)	(676,303)

Cash flows from financing activities
Notes payable proceeds received	42,746	125,049
Notes payable payments	(389)	(148)
Credit facilities proceeds received	665,000	405,001
Credit facilities principal payments	—	(35,000)
Bridge facility proceeds received	150,000	—
Bridge facility principal payments	(150,000)	—
NREO Note repayment	—	(1,250)
Financing costs paid	(6,269)	(7,811)
Interest rate cap premium paid	(12,673)	—
Proceeds from issuance of Class A common stock	153,167	167,833
Redemptions of Class A common stock paid	(3,002)	(126)
Offering costs paid	(1,850)	(1,276)
Dividends paid to common stockholders	(12,201)	(6,049)
Payments for taxes related to net share settlement of stock-based compensation	(555)	(46)
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	—	35,213
Preferred stock dividends paid	(4,063)	(2,031)
Contributions from redeemable noncontrolling interests in the OP	4,974	2,640
Distributions to redeemable noncontrolling interests in the OP	(2,954)	(2,983)
Contributions from redeemable noncontrolling interests in consolidated VIEs	54,097	—
Net cash provided by financing activities	876,028	679,016

Change in cash and restricted cash	28,356	27,320
Cash and restricted cash, beginning of period	74,997	37,096
Cash and restricted cash, end of period	$103,353	$64,416

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$6,376	$6,669
Cash paid for income and franchise taxes	259	101

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	2,420	4,898
Accrued dividends payable to common stockholders	481	357
Accrued distributions payable to redeemable noncontrolling interests in the OP	626	315
Accrued dividends payable to preferred stockholders	4,063	4,063
Accrued redemptions payable to common stockholders	26,264	5,156
Accrued capital expenditures	898	—
Accretion to redemption value of Redeemable Series A preferred stock	365	350
Fair market value adjustment on assumed debt	89	—
Assumed debt on acquisitions	13,582	—
Offering costs accrued	(16)	69
Issuance of Class A common stock related to DRIP dividends	13,541	6,333
DRIP dividends to common stockholders	(13,541)	(6,333)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	968	765
DRIP distributions to redeemable noncontrolling interests in the OP	(968)	(765)
Real estate investments assumed in acquisition of NexPoint Homes through VIE consolidation	326,432	—
Earnest money deposits assumed in acquisition of NexPoint Homes through VIE consolidation	36,838	—
Other assets assumed in acquisition of NexPoint Homes through VIE consolidation	8,729	—
Notes payable assumed in acquisition of NexPoint Homes through VIE consolidation	278,530	—
Other liabilities assumed in acquisition of NexPoint Homes through VIE consolidation	4,607	—
Noncontrolling interests assumed in acquisition of NexPoint Homes through VIE consolidation	41,150	—

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 18, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of June 30, 2022, there were a combined 24,990,807 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 21,250,366 Class A OP Units, or 85.0%, were owned by the Company, 2,691,330 Class B OP Units, or 10.8%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 88,268 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 139,296 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 821,547 Class C OP Units, or 3.2%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.

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

Between November 1, 2018 and June 30, 2022, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 17,998 additional homes and sold 184 homes within the VineBrook reportable segment, and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2), purchased 1,731 additional homes (see Note 4). Together with the Initial Portfolio, the Company, through the OP’s SPEs and NexPoint Homes, indirectly owned an interest in 23,674 homes (the “Portfolio”) in 20 states as of June 30, 2022. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and renewed on November 1, 2021 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain VineBrook Homes LLC (the “Manager”), an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements are supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Adviser and the Manager, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes.

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a renovation program for the homes acquired.

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through a continuous private placement (the “Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “Securities Act”) (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Private Offering expires on November 1, 2023 and will close upon the completion of certain share issuances expected to be completed by September 30, 2022. The initial offering price for Shares sold through the Private Offering was $25.00 per Share. The Company conducts periodic closings and sells Shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

NexPoint Securities, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, served as the sole dealer manager for the Private Offering and Raymond James & Associates, Inc. (“Raymond James”) and other unaffiliated broker-dealers serve as placement agents (the “Placement Agents”) through selling agreements (“Selling Agreements”) between each Placement Agent and the Company.

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

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the SEC. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2022, the Company has determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP must generally receive approval of the Board to take any actions. The Company has control to direct the activities of NexPoint Homes because the OP owns over 99% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of June 30, 2022. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages.

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

As of June 30, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $4.2 million and $2.6 million, respectively. As of December 31, 2021, the gross balance and accumulated amortization related to the intangible lease assets was $1.0 million and $0.5 million, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized approximately $2.0 million and $2.6 million, respectively, of amortization expense related to the intangible lease assets. For the six months ended June 30, 2022 and 2021, the Company recognized approximately $2.9 million and $3.6 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the three and six months ended June 30, 2022 and 2021.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021	December 31, 2021
Cash	$81,793	$43,901	$54,104
Restricted cash	21,560	20,515	20,893
Total cash and restricted cash	$103,353	$64,416	$74,997

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. As a result of the adoption of ASC 842, Leases, on January 1, 2019, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectable rents; wherein uncollectible rents are netted against rental income. In response to the COVID-19 pandemic, the Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income. For the three months ended June 30, 2022 and 2021, rental income includes $2.5 million and $1.3 million of variable lease payments, respectively. For the six months ended June 30, 2022 and 2021, rental income includes $4.7 million and $2.4 million of variable lease payments, respectively.

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

Redeemable Securities

Included in the Company’s consolidated balance sheets are redeemable noncontrolling interests in the OP, redeemable noncontrolling interests in consolidated VIEs and 6.50% Series A Cumulative Redeemable Preferred Stock (the “Preferred Shares”). These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. The Company accounts for these under the provisions of ASC Topic 480-10-S99-3A, paragraph 15(b).

In accordance with ASC Topic 480-10-S99, since the redeemable noncontrolling interests in the OP and redeemable noncontrolling interests in consolidated VIEs have a redemption feature, they are measured at their redemption value if such value exceeds the carrying value of interests. The redemption value is based on the NAV per unit at the measurement date. The offset to the adjustment to the carrying amount of the redeemable noncontrolling interests in the OP and redeemable noncontrolling interests in consolidated VIEs is reflected in the Company’s additional paid-in capital on the consolidated balance sheets. In accordance with ASC Topic 480-10-S99, the Preferred Shares are measured at their carrying value plus the accretion to their future redemption value on the balance sheet. The accretion is reflected in the Company’s dividends on and accretion to redemption value of Series A redeemable preferred stock on the consolidated statements of operations and comprehensive income (loss).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for loss per share:
Net loss	$(11,638)	$(2,007)	$(14,351)	$(2,148)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,219	2,207	4,428	4,413
Net loss attributable to redeemable noncontrolling interests in the OP	(1,771)	(466)	(2,194)	(501)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(1,191)	—	(1,191)	—
Net loss attributable to common stockholders	$(10,895)	$(3,748)	$(15,394)	$(6,060)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,241	12,812	24,250	11,621
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	25,241	12,812	24,250	11,621

Earnings (loss) per weighted average common share:
Basic	$(0.43)	$(0.29)	$(0.63)	$(0.52)
Diluted	$(0.43)	$(0.29)	$(0.63)	$(0.52)

(1)

For the three months ended June 30, 2022 and 2021, excludes approximately 4,337,000 shares and 4,049,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive. For the six months ended June 30, 2022 and 2021, excludes approximately 4,287,000 shares and 3,970,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed  June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook segment, the Company had geographic market concentrations in two markets (Cincinnati and Dayton) that represent more than 10% of the total gross book value of SFR homes as of June 30, 2022.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASC 848 related to replacing the source of hedged transactions and continues evaluating the impact the adoption of this ASU will have on the Company's consolidated financial statements.

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

As of June 30, 2022, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 21,943 VineBrook properties and 1,731 NexPoint Homes properties, through 14 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of June 30, 2022, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 7) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	66	$6,026	100%	Yes	$5,048
NREA VB II, LLC	167	16,523	100%	Yes	10,742
NREA VB III, LLC	1,322	121,252	100%	Yes	71,115
NREA VB IV, LLC	385	37,345	100%	Yes	24,283
NREA VB V, LLC	1,829	126,777	100%	Yes	108,384
NREA VB VI, LLC	302	27,898	100%	Yes	18,661
NREA VB VII, LLC	36	3,059	100%	Yes	2,989
True FM2017-1, LLC	211	18,735	100%	Yes	10,312
SMP Homes 3B, LLC	160	17,318	100%	No	—
SMP Homes 5B, LLC	46	4,770	100%	Yes	2,319
VB One, LLC	11,408	1,329,924	100%	No	750,000
VB Two, LLC	1,853	167,544	100%	No	124,554
VB Three, LLC	3,890	538,680	100%	No	315,000
VB Five, LLC	268	25,825	100%	Yes	13,470
NexPoint Homes	1,731	482,277	99%	No	221,488
	23,674	$2,923,953			$1,678,365	(2)

(1)

Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC and VB Three, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.

(2)

In addition to the debt allocated to the SPEs noted above, as of June 30, 2022, NexPoint Homes had approximately $100.1 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes (as defined in Note 13) as of June 30, 2022.

4. Real Estate Assets

As of June 30, 2022, the Company, through the OP and its SPE subsidiaries, owned 23,674 SFR homes, including 21,943 homes in the VineBrook reportable segment and 1,731 homes in the NexPoint Homes reportable segment. As of  December 31, 2021, the Company only had one reportable segment, VineBrook, and through the OP and its SPE subsidiaries, owned 16,891 SFR homes. The components of the Company’s real estate investments in SFR homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total
Gross Real Estate, December 31, 2021	$334,191	$1,391,786		$971	$81	$1,727,029
Additions	200,026	991,626	(2)	3,986	8,986	1,204,624
Write-offs	—	—		(799)	—	(799)
Dispositions	—	—		—	(6,901)	(6,901)
Gross Real Estate, June 30, 2022	534,217	2,383,412		4,158	2,166	2,923,953
Accumulated depreciation and amortization	—	(113,383)		(2,619)	—	(116,002)
Net Real Estate, June 30, 2022	$534,217	$2,270,029		$1,539	$2,166	$2,807,951

(1)	Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)	Includes capitalized interest of approximately $4.9 million and other capitalizable costs of approximately $3.9 million.

During the three months ended June 30, 2022 and 2021, the Company recognized depreciation expense of approximately $22.2 million and $9.9 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized depreciation expense of approximately $37.2 million and $16.9 million, respectively.

Acquisitions and dispositions

During the six months ended June 30, 2022, the Company, through the OP, acquired 5,126 homes, including the homes in the portfolios discussed below, and disposed of 74 homes within the VineBrook reportable segment. On June 8, 2022, the Company, through its consolidated investment in NexPoint Homes, assumed 1,242 homes, and NexPoint Homes subsequently acquired 489 homes. As of June 30, 2022, NexPoint Homes owns 1,731 homes. See Note 5 for additional information about NexPoint Homes.

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

Held for sale properties

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. Once the Company begins marketing an asset or determines that it will pursue marketing an asset, the asset becomes classified as held for sale. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2022, there are 28 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $2.2 million.

5. NexPoint Homes Investment

During the six months ended June 30, 2022, the Company, through its taxable REIT subsidiary (“the TRS”), invested approximately $100.8 million in Ensign Peak Realty, LLC (“Ensign”), an owner and operator of SFR homes. This investment was redeemed in full on June 8, 2022 in connection with the formation of NexPoint Homes, described below.

Formation of NexPoint Homes - Contribution Agreements

On June 8, 2022, the Company, through the OP, entered into a contribution agreement (the “Contribution Agreement”) with NexPoint Homes, which is externally advised by an affiliate of our Adviser. In accordance with the Contribution Agreement, the OP contributed $50.0 million to NexPoint Homes in exchange for 2,000,000 shares of Class A common stock, par value $0.01 per share of NexPoint Homes (the “NexPoint Homes Shares”). The NexPoint Homes Shares were issued and valued at $25.00 per share.

Following the contribution by the OP to NexPoint Homes, NexPoint Homes entered into a contribution agreement (the “SFR OP Contribution Agreement”) with NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes, certain funds managed by affiliates of our Adviser and certain individuals (the “Principals”) affiliated with HomeSource Operations, LLC, the external manager of the SFR OP. In accordance with the SFR OP Contribution Agreement, NexPoint Homes contributed $50.0 million to the SFR OP in exchange for 2,000,000 limited partnership units of the Operating Partnership (“SFR OP Units”).

On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Note and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations.

On June 8, 2022, in connection with the formation of NexPoint Homes, the Company assumed a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is secured by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of June 30, 2022, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $221.5 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets. The OP is the guarantor of the NexPoint Homes MetLife Note 1.

Consolidation of NexPoint Homes

Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns over 99% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity. As of June 30, 2022, the OP owns approximately 99.2% of the outstanding NexPoint Homes Shares.

6. Investments, at Fair Value

On November 22, 2021, the Company, through the TRS, invested $2.5 million in Vesta Ventures Fund I, LP (the “Vesta Fund”). The Vesta Fund is a closed-end fund with an initial seven-year term beginning on February 24, 2021, subject to certain extension provisions, that invests in early and growth stage technology companies that provide solutions to the SFR real estate sector. Vesta Ventures GP, LLC (the “Vesta GP”) is the general partner and managing member of the Vesta Fund and accordingly has the exclusive right to manage and control the Vesta Fund. The TRS is a limited partner in the Vesta Fund with a minority interest and accordingly has no control or influence over the Vesta Fund.

Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At June 30, 2022, the Company had no material unrealized or realized gains or losses related to the investment.

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

On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022 and May 20, 2022. The amended recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for the applicable interest period (“one-month term SOFR”) plus a margin of 0.1% plus an applicable rate ranging from 1.6% to 2.45% depending on the Company’s consolidated total leverage ratio. Under the amended recast Warehouse Facility, the OP has the right to increase the total commitments available for borrowing, which may take the form of an increase in revolving commitments or one or more tranches of term loan commitments, up to $1.2 billion. As of June 30, 2022, $750.0 million was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On December 28, 2020, in connection with the acquisition of a 45-home portfolio, the OP provided a non-recourse carveout guaranty related to an approximately $2.4 million mortgage loan assumed by a subsidiary of the OP (the “CoreVest Note”) with CoreVest American Finance Lender LLC as a result of the OP’s acquisition of SMP Homes 5B, LLC. The CoreVest Note is secured by the properties in SMP Homes 5B, LLC and an equity pledge in SMP Homes 5B, LLC and bears interest at a fixed rate equal to 6.12%. The CoreVest Note matures and is due in full on January 9, 2023 and requires monthly principal and interest payments. The balance of the CoreVest Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets. On July 11, 2022, the OP repaid the full balance of the CoreVest Note, which extinguished the CoreVest Note.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at a daily SOFR plus 2.85%. As of June 30, 2022, the JPM Facility has $185.0 million of available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On February 8, 2022, in connection with the acquisition of the Prager Portfolio, the Company entered into a bridge credit agreement through the OP with KeyBank National Association, and borrowed $150.0 million (the “Bridge Facility”). On April 8, 2022, the Company repaid the outstanding principal balance on the Bridge Facility, which extinguished the Bridge Facility. In connection with the extinguishment of the Bridge Facility, the Company incurred a loss on extinguishment of debt of approximately $1.0 million, which is presented on the consolidated statements of operations and comprehensive income (loss).

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

In addition to the debt agreements discussed above for the VineBrook reportable segment, as of June 30, 2022, the NexPoint Homes reportable segment had $321.6 million of debt outstanding included in notes payable on the consolidated balance sheets of which $221.5 million was the NexPoint Homes MetLife Note 1 and $100.1 million was SFR OP Convertible Notes (as defined in Note 13).

As of June 30, 2022, the Company is in compliance with all debt covenants in all of its debt agreements.

The weighted average interest rate of the Company’s debt was 3.8895% as of June 30, 2022 and 2.3707% as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.0931% and 2.9171%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.0217% on its combined $870.0 million notional amount of interest rate swap agreements, representing a weighted average fixed rate for one-month LIBOR and daily SOFR, which effectively fixes the interest rate on $870.0 million of the Company’s floating rate indebtedness (see Note 8).

The following table contains summary information concerning the Company’s debt as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		Outstanding Principal as of
	Type	June 30, 2022	December 31, 2021	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$241,222	$241,269	3.34%	12/1/2025
Warehouse Facility	Floating	750,000	160,000	3.49%	11/3/2024	(3)
JPM Facility	Floating	315,000	240,000	4.35%	3/1/2023
MetLife Note	Fixed	124,554	124,689	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,312	10,387	5.35%	2/1/2028
CoreVest Note	Fixed	2,319	2,338	6.12%	1/9/2023
Crestcore II Note	Fixed	4,691	—	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,170	—	5.12%	7/9/2029
Hatchway Broadmoor Mortgage	Fixed	4,609	—	5.35%	2/1/2029
NexPoint Homes MetLife Note 1	Fixed	221,488	—	3.76%	3/3/2027
SFR OP Convertible Notes	Fixed	100,100	—	7.50%	6/30/2027
		$1,778,465	$778,683
Debt premium, net (2)		457	416
Deferred financing costs, net of accumulated amortization of $8,519 and $5,325, respectively		(12,757)	(10,554)
		$1,766,165	$768,545

(1)

Represents the interest rate as of June 30, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of June 30, 2022 was 1.7867%, daily SOFR as of  June 30, 2022 was 1.5000% and one-month term SOFR as of June 30, 2022 was 1.6860%.

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

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2022 are as follows (in thousands):

	Total
2022	$927
2023	326,300
2024	8,617
2025	974,208	(1)
2026	125,052
Thereafter	343,361
Total	$1,778,465

(1)	Assumes the Company exercises the 12-month extension option on the Warehouse Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and any prepayment penalty resulting from the early repayment of the debt is recorded as interest expense in the period incurred. For the three months ended June 30, 2022 and 2021, amortization of deferred financing costs of approximately $1.8 million and $1.1 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2022 and 2021, amortization of deferred financing costs of approximately $3.3 million and $1.6 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt

Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the six months ended June 30, 2022 and 2021, the Company wrote-off deferred financing costs of approximately $1.0 million and $0.0 million, respectively, which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).

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

Derivative Financial Instruments and Hedging Activities

The Company manages interest rate risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has entered into an interest rate cap and interest rate swaps to manage exposures that arise from changes in interest rates. The Company’s derivative financial instruments are used to manage the Company’s risk of increased cash outflows from the floating rate loans that may result from rising interest rates, in particular the reference rate for the loans, which include one-month LIBOR, daily SOFR and one-month term SOFR. In order to minimize counterparty credit risk, the Company has entered into and expects to enter in the future into hedging arrangements and intends to only transact with major financial institutions that have high credit ratings.

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy.

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

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into 11 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $870.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to those amounts with a weighted average fixed rate of 2.0217%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of June 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	One-Month LIBOR	20,000	0.9140%
				$320,000	1.4309%	(2)

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
3/31/2022	11/1/2025	KeyBank	Daily SOFR	$100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.7900%
				$550,000	2.3655%	(2)

(1)	As of June 30, 2022, one-month LIBOR was 1.7867% and daily SOFR was 1.5000%.

(2)

Represents the weighted average fixed rate of the interest rate swaps for one-month LIBOR interest rate swaps and daily SOFR interest rate swaps, respectively, which have a combined weighted average fixed rate of 2.0217%.

For the three months ended June 30, 2022 and 2021, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $8.7 million of unrealized gain and $0.1 million of unrealized loss, respectively, related to the change in fair value of the interest rate hedges. For the six months ended June 30, 2022 and 2021, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $25.5 million and $6.3 million of unrealized gain, respectively, related to the change in fair value of the interest rate hedges.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On April 13, 2022, the Company, through the OP, paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA (“Goldman”) with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of floating rate debt. The interest rate cap expires on November 1, 2025.

As of June 30, 2022, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of June 30, 2022	Strike Rate
Interest Rate Cap	$300,000	Warehouse Facility	One-Month Term SOFR	1.6860%	1.50%

For the three and six months ended June 30, 2022, on the consolidated statements of operations and comprehensive income (loss), the Company recognized a $2.1 million reduction in interest expense, related to the interest rate cap.

The table below presents the fair value of the Company’s derivative financial instruments, which are presented in a net position on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$22,237	$—	$318	$3,590

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	14,743	—	—	—
Total		$36,980	$—	$318	$3,590

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

9. Stockholders’ Equity

The Company issues Shares under the Private Offering as well as under the Company’s distribution reinvestment program (the “DRIP”). Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share. The following table details all Share issuances under the Private Offering and the DRIP for the six months ended June 30, 2022 (dollars in thousands):

Quarter Ended	Shares issued	Proceeds	DRIP reinvestment
March 31, 2022	2,907,334	$149,369	$6,495
June 30, 2022	682,149	32,079	7,046
Total	3,589,483	$181,448	$13,541

The following table provides detail on cash dividends declared on Shares as well as reinvested dividends as part of the Company’s DRIP for the six months ended June 30, 2022 (dollars in thousands):

Quarter Ended	DRIP Shares Issued	DRIP Dividend	Cash Dividend	Cash Dividend Accrued on RSUs (1)	Total Dividend
March 31, 2022	123,665	$6,495	$5,816	$219	$12,530
June 30, 2022	120,496	7,046	6,385	262	13,693
Total	244,161	$13,541	$12,201	$481	$26,223

(1)	Included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

As of June 30, 2022, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2021	377,704		$12,405
Granted	185,111		10,022
Vested	(53,821)	(2)	(1,845)
Forfeited	—		—
Outstanding June 30, 2022	508,994		$20,582

(1)

Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 49,516 Shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the RSUs is as follows:

Vest Date	RSUs Vesting
December 10, 2022	18,425
February 15, 2023	22,717
February 17, 2023	30,412
May 11, 2023	21,335
December 10, 2023	18,426
February 15, 2024	22,717
February 17, 2024	22,100
May 11, 2024	21,335
February 14, 2025	22,717
February 17, 2025	22,100
February 17, 2026	22,100
Upon successful completion of IPO	264,610
508,994

For the three months ended June 30, 2022 and 2021, the Company recognized approximately $0.9 million and $0.6 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2022 and 2021, the Company recognized approximately $1.7 million and $1.1 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

10. Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

Other than PI Units and 6.50% Series A Cumulative Redeemable Preferred Units of the OP (“OP Preferred Units”), partnership interests in the OP are represented by OP Units. Net income (loss) is allocated pro rata to holders of OP Units and PI Units based upon net income (loss) attributable to the OP and the respective members’ OP Units and PI Units held during the period. Capital contributions, distributions, and profits and losses are allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”).

The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2021	$196,362
Net loss attributable to redeemable noncontrolling interests in the OP	(2,194)
Contributions by redeemable noncontrolling interests in the OP	5,942
Distributions to redeemable noncontrolling interests in the OP	(4,548)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	1,397
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	3,946
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	33,808
Redeemable noncontrolling interests in the OP, June 30, 2022	$234,713

The following table provides detail on distributions to noncontrolling interests in the OP for the six months ended June 30, 2022, including under the OP’s DRIP (dollars in thousands):

Quarter Ended	DRIP OP Units Issued	OP DRIP Distribution	OP Cash Distribution	OP Distribution on PI Units	Total OP Distribution
March 31, 2022	8,896	$467	$1,477	$313	$2,257
June 30, 2022	8,639	501	1,477	313	2,291
Total	17,535	$968	$2,954	$626	$4,548

As of June 30, 2022, the Company held 21,250,366 Class A OP Units, NREO held 2,691,330 Class B OP Units, NRESF held 88,268 Class C OP Units, GAF REIT held 139,296 Class C OP Units and the VineBrook Contributors and other Company insiders held 821,547 Class C OP Units.

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

As of June 30, 2022, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2021	498,590	$16,965
Granted	—	—
Vested	(57,309)	(1,964)
Forfeited	(11,933)	(434)
Outstanding June 30, 2022	429,348	$14,567

(1)

Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $27.88 for the April 19, 2019 grant, $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant and $38.29 for the May 31, 2021 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
November 1, 2022	7,200
November 21, 2022	18,425
November 30, 2022	1,470
March 30, 2023	29,831
May 11, 2023	27,478
November 1, 2023	7,200
November 21, 2023	18,425
November 30, 2023	1,470
March 30, 2024	29,831
May 11, 2024	27,478
November 30, 2024	1,470
March 30, 2025	29,831
Upon successful completion of IPO*	229,239
429,348

*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2022, November 30, 2023 and November 30, 2024.

For the three months ended June 30, 2022 and 2021, the OP recognized approximately $0.7 million and $0.5 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2022 and 2021, the OP recognized approximately $1.4 million and $0.9 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2022	24,696,441	3,725,832	28,422,273
June 30, 2022	24,960,485	3,740,441	28,700,926

Redeemable Noncontrolling Interests in Consolidated VIEs

Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “noncontrolling interests in consolidated VIEs”). During the six months ended June 30, 2022, noncontrolling interests in consolidated VIEs contributed approximately $95.9 million and had a net loss attributable to noncontrolling interests in consolidated VIEs of approximately $1.2 million. As of June 30, 2022, an adjustment to reflect the redemption value of the noncontrolling interests in consolidated VIEs of approximately $1.2 million was recognized. As of June 30, 2022, the redeemable noncontrolling interests in consolidated VIEs was approximately $95.9 million on the consolidated balance sheets.

11. Redeemable Series A Preferred Stock

The Company has issued 5,000,000 Preferred Shares as of June 30, 2022. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions. On March 8, 2022, the Company declared a dividend of $0.40625 per share to the holders of record of Preferred Shares as of March 25, 2022, which was paid on April 11, 2022. On June 14, 2022, the Company declared a dividend of $0.40625 per share to the holders of record of Preferred Shares as of June 24, 2022, which was paid on July 11, 2022.

The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2021	5,000,000	$120,896
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	—
Net income attributable to Redeemable Series A preferred stockholders	—	4,063
Dividends declared to Redeemable Series A preferred stockholders	—	(4,063)
Accretion to redemption value	—	365
Redeemable Series A preferred stock, June 30, 2022	5,000,000	$121,261

12. Income Taxes

The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the six months ended June 30, 2022 or 2021.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2022, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.

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

The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of June 30, 2022. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

For the three months ended June 30, 2022 and 2021, the Company incurred advisory fees of approximately $3.8 million and $2.0 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2022 and 2021, the Company incurred advisory fees of approximately $6.9 million and $3.3 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

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

Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. No Manager Cash Cap rebate was recorded for the three and six months ended  June 30, 2022 and 2021.

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

The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, of which approximately $4.3 million and $2.7 million is due to the Manager and included in accounts payable and other accrued liabilities on the consolidated balance sheets as of June 30, 2022 and 2021, respectively, under the terms of Management Agreements and Side Letter, for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location on Financial Statements	2022	2021	2022	2021
Fees Incurred
Property management fees	Statement of Operations	$3,331	$2,249	$6,442	$4,054
Acquisition fees	Balance Sheet	1,015	972	6,055	6,946
Construction supervision fees	Balance Sheet	4,446	1,692	7,620	3,014

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	6,573	3,709	12,468	6,788
Other reimbursements	Balance Sheet and Statement of Operations	457	182	767	337
Totals		$15,822	$8,804	$33,352	$21,139

Internalization of the Adviser or the Manager

The Company may acquire all of the outstanding equity interests of the Adviser, the Manager or both (an “Internalization”) under certain provisions (a “Purchase Provision”) of the Advisory Agreement or the Side Letter to effect an Internalization upon the payment of a certain fee (an “Internalization Fee”). If the Company determines to acquire the equity interests of the Adviser, the applicable Purchase Provision of the Advisory Agreement provides that the Adviser must first agree to such acquisition and that the Company will pay the Adviser an Internalization Fee equal to three times the total of the prior 12 months’ advisory fee, payable only in capital stock of the Company. If the Company determines to acquire the equity interests of Manager, the applicable Purchase Provision of the Side Letter provides the Company has a right to do so and that the Company will pay the Manager an Internalization Fee equal to $6.5 million plus 50% of the subtraction of $6.5 million from three times the total of the prior 12 months’ property management fee, payable in cash, Shares or OP Units. The OP may also acquire the equity interests of the Manager on the same terms under the applicable Purchase Provision. In accordance with the Side Letter, on June 28, 2022, the OP notified the Manager that it elected to exercise its Purchase Provision of the Manager. As of June 30, 2022, the Internalization of the Manager has not closed. Certain additional conditions and limitations apply to the Internalizations, including but not limited to caps on the Internalization Fees. The Company expects any equity issued in satisfaction of an Internalization Fee to be valued at the NAV per share in effect on the date the Internalization is consummated.

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

Advance Acquisition and Construction Fee Advances Paid to the Manager

Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item due from Manager on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company recorded no receivable for Fee Advances.

Backstop Loans to the Manager

Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item due from Manager on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.

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

See below for detail related to the O&O Expenses as of June 30, 2022 (dollars in thousands):

Amount
Gross investor equity raised subject to O&O	$990,671

O&O collected and available for reimbursements	$6,866
O&O Expenses reimbursed	(6,864)
O&O available for future reimbursements	$2

NexBank

The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts.

NexPoint Homes Transactions

In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of June 30, 2022, these affiliates had contributed approximately $100.8 million. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of June 30, 2022, the total principal outstanding on the SFR OP Convertible Notes was approximately $100.1 million which is included in notes payable on the consolidated balance sheets.

The Company consolidates an approximately $4.8 million loan from the SFR OP to HomeSource Operations, LLC (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet.

On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. No fees were earned by the NexPoint Homes Adviser in connection with the NexPoint Homes Advisory Agreement during the six months ended June 30, 2022.

The NexPoint Homes portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement, dated June 8, 2022 (the “NexPoint Homes Management Agreement”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee and an asset management fee. The acquisition fee is paid at closing of homes and the construction fee and asset management fee are paid monthly in arrears. No fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the six months ended June 30, 2022.

14. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

15. Segment Information

Reportable Segments

Following the formation of NexPoint Homes, the Company has two reportable segments. For the three and six months ended June 30, 2022, the majority of the Company’s operations are included within the Company’s primary reportable segment, VineBrook, as the NexPoint Homes reportable segment was recently formed on June 8, 2022. For the three and six months ended June 30, 2021, the Company had one reportable segment, VineBrook. All corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended June 30,
	2022			2021
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$61,058	$69,749	$(8,644)	$39,821	$41,612	$(2,007)
NexPoint Homes	1,246	4,240	(2,994)	—	—	—
Total Company	$62,304	$73,989	$(11,638)	$39,821	$41,612	$(2,007)

	For the Six Months Ended June 30,
	2022			2021
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$113,375	$124,786	$(11,357)	$70,449	$72,297	$(2,148)
NexPoint Homes	1,246	4,240	(2,994)	—	—	—
Total Company	$114,621	$129,026	$(14,351)	$70,449	$72,297	$(2,148)

The following presents select balance sheet data for the reportable segments (in thousands):

	As of June 30, 2022			As of December 31, 2021
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,439,510	$482,277	$2,921,787	$1,726,948	$—	$1,726,948
Accumulated depreciation and amortization	(115,208)	(794)	(116,002)	(76,789)	—	(76,789)
Net operating real estate investments	2,324,302	481,483	2,805,785	1,650,159	—	1,650,159
Real estate held for sale, net	2,166	—	2,166	81	—	81
Net real estate investments	2,326,468	481,483	2,807,951	1,650,240	—	1,650,240
Other assets	154,435	56,764	211,199	108,085	—	108,085
Total assets	$2,480,903	$538,247	$3,019,150	$1,758,325	$—	$1,758,325

Liabilities
Debt payable, net	$1,445,007	$321,158	$1,766,165	$768,545	$—	$768,545
Other liabilities	101,331	8,237	109,568	89,574	—	89,574
Total liabilities	$1,546,338	$329,395	$1,875,733	$858,119	$—	$858,119

16. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

CoreVest Note Payoff

On July 11, 2022, the OP repaid the full balance of the CoreVest Note, which was approximately $2.3 million as of that date. This extinguished the CoreVest Note.

Acquisitions

Subsequent to June 30, 2022, the Company acquired 555 homes for a purchase price of approximately $71.2 million.

Entry into Purchase Agreements

On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”) for approximately $466.5 million. Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”) for approximately $353.5 million. The Company expects to close the acquisition of the Tusk Portfolio and Siete Portfolio in the fourth quarter of 2022. The Company intends to use cash on hand, together with debt financing and assumption of certain of the sellers’ debt, to fund the purchase price of the Tusk Portfolio and the Siete Portfolio.

Third Quarter 2022 Dividends

On July 11, 2022, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of July 15, 2022 that will be paid on September 30, 2022. On August 2, 2022, the Company approved a common stock dividend of $0.1767 per share for shareholders of record as of August 15, 2022 that will be paid on September 30, 2022.

NAV Determination

In accordance with the Valuation Methodology, on July 26, 2022, the Company determined that its NAV per share calculated on a fully diluted basis was $62.75 as of June 30, 2022. In accordance with provisions in the OP LPA, the value of the OP Units per OP Unit was also increased to $62.75. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.

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

Overview

The Company is an owner and operator of SFR homes for lease. The Company has two reportable segments, VineBrook and NexPoint Homes. VineBrook represents the Company’s primary reportable segment and represents a significant majority of the Company’s consolidated portfolio (the “VineBrook Portfolio”). The NexPoint Homes reportable segment represents a minority of the Company’s consolidated portfolio (the “NexPoint Homes Portfolio”) and operations.

As of June 30, 2022, our VineBrook Portfolio consisted of 21,943 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of June 30, 2022, the VineBrook Portfolio had occupancy of approximately 82.5% with a weighted average monthly effective rent of $1,102 per occupied home. As of June 30, 2022, the VineBrook Portfolio had a stabilized occupancy of approximately 95.1% with a weighted average monthly stabilized effective rent of $1,128 per occupied home and 52.1% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of June 30, 2022, there were 24,990,807 OP Units outstanding, of which 21,250,366 Class A OP Units, or 85.0% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.

As of December 31, 2021, our VineBrook Portfolio consisted of 16,891 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2021, the VineBrook Portfolio had occupancy of approximately 81.9% with a weighted average monthly effective rent of $1,067 per occupied home. As of December 31, 2021, the VineBrook Portfolio had a stabilized occupancy of approximately 95.2% with a weighted average monthly effective rent of $1,074 per occupied stabilized home and 49.7% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. As of December 31, 2021, there were 22,300,100 OP Units outstanding, of which 18,673,164, or 83.7%, were owned by the Company.

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

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through the Private Offering under Regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Private Offering expires on November 1, 2023 and will close upon the completion of certain share issuances expected to be completed by September 30, 2022. The initial offering price for Shares sold through the Private Offering was $25.00 per share. The Company sold Shares in periodic closings at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. For sales through Raymond James, the purchaser subscribed for a gross amount based on NAV per share and separately paid the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribed for a gross amount based on a public offering price (“POP”), which includes the applicable upfront fees and commissions. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.

On October 15, 2021, a lawsuit (the “Bankruptcy Trust Lawsuit”) was filed by a trust formed in connection with the Highland bankruptcy (the “Highland Bankruptcy”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). The Bankruptcy Trust Lawsuit makes claims against a number of entities, including NexPoint Advisors, L.P. (“NexPoint”), the parent of our Adviser, and James Dondero, a director and former officer of the Company. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. NexPoint and Mr. Dondero have informed us that they believe the Bankruptcy Trust Lawsuit has no merit and they intend to vigorously defend against the claims. We do not expect that the Bankruptcy Trust Lawsuit will have a material effect on our business, results of operations or financial condition.

Our VineBrook Portfolio

Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of June 30, 2022 and 2021, the VineBrook Portfolio consisted of 21,943 and 14,697 homes, respectively, in 18 and 16 states, respectively. As of June 30, 2022 and 2021, the VineBrook Portfolio had an occupancy of 82.5% and 85.6%, respectively, and a weighted average monthly effective rent of $1,102 and $1,044, respectively, per occupied home. As of June 30, 2022 and 2021, the occupancy of stabilized homes in our VineBrook Portfolio was 95.1% and 96.6%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,128 and $1,020, respectively. As of June 30, 2022 and 2021, 52.1% and 52.3%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. The table below provides summary information regarding our VineBrook Portfolio as of June 30, 2022.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,164	91.2%	$1,167	2,254	96.5%	$1,187
Dayton	OH	2,839	89.0%	1,066	2,345	96.5%	1,058
Columbus	OH	1,553	91.6%	1,145	1,314	95.4%	1,147
St. Louis	MO	2,199	76.1%	1,032	728	91.2%	1,041
Indianapolis	IN	1,382	87.6%	1,117	724	91.2%	1,153
Birmingham	AL	927	85.1%	1,140	234	89.3%	1,174
Columbia	SC	843	84.7%	1,204	216	94.0%	1,271
Kansas City	MO, KS	1,004	89.3%	1,112	504	96.6%	1,112
Jackson	MS	1,073	58.6%	1,068	333	96.7%	1,167
Memphis	TN, MS	1,691	75.3%	953	510	95.1%	978
Augusta	GA, SC	751	73.9%	1,003	168	97.6%	1,190
Milwaukee	WI	931	72.7%	1,100	280	90.7%	1,228
Atlanta	GA	748	89.4%	1,241	8	100.0%	1,657
Pittsburgh	PA	457	57.8%	1,007	132	96.2%	1,109
Pensacola	FL	300	95.3%	1,292	32	84.4%	1,392
Greenville	SC	340	87.6%	1,188	110	98.2%	1,356
Little Rock	AR	374	45.5%	943	141	89.4%	982
Huntsville	AL	228	74.6%	1,172	71	94.4%	1,271
Raeford	NC	250	97.6%	1,001	27	100.0%	1,102
Portales	NM	150	97.3%	1,001	18	100.0%	1,087
Omaha	NE, IA	271	77.5%	1,168	149	95.3%	1,184
Triad	NC	210	82.9%	1,129	94	94.7%	1,213
Montgomery	AL	230	79.6%	1,068	125	96.8%	1,134
Sub-Total/Average		21,915	82.5%	$1,102	10,517	95.1%	$1,128
Held for Sale		28	n/a	n/a	n/a	n/a	n/a
Total/Average		21,943	82.5%	$1,102	10,517	95.1%	$1,128

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

NexPoint Homes Portfolio

NexPoint Homes is an owner and operator of SFR homes for lease. As of June 30, 2022, the NexPoint Homes portfolio consisted of 1,731 SFR homes primarily located in the midwestern and southeastern United States. As of June 30, 2022, NexPoint Homes had occupancy of approximately 80.1% with a weighted average monthly effective rent of $1,448 per occupied home. As of June 30, 2022, the stabilized NexPoint Homes Portfolio was 90.0% occupied. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. See Note 5, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.

The table below provides summary information regarding the NexPoint Homes portfolio as of June 30, 2022.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent
Austin	TX	20	95.0%	$1,964
Birmingham	AL	82	67.1%	1,317
Charlotte	NC	20	80.0%	1,671
Fayetteville/Bentonville	AR	436	82.3%	1,451
Atlanta	GA	164	63.4%	1,852
Greensboro/Winston	NC	50	56.0%	1,650
Houston	TX	20	50.0%	2,045
Huntsville	AL	18	61.1%	1,596
Jacksonville	FL	12	41.7%	1,797
Little Rock	AR	329	97.9%	1,273
Oklahoma City	OK	444	80.4%	1,458
Orlando	FL	1	100.0%	1,975
San Antonio	TX	10	60.0%	1,877
Tampa	FL	14	14.3%	1,960
Tulsa	OK	95	78.9%	1,232
Tuscaloosa	AL	16	100.0%	1,445
Sub-Total/Average		1,731	80.1%	$1,448
Held for Sale		—	n/a	n/a
Total/Average		1,731	80.1%	$1,448

The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three and six months ended June 30, 2022 (in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Total revenues	$1,246	$1,246
Total expenses	4,240	4,240
Net loss	$(2,994)	$(2,994)

The NexPoint Homes reportable segment began operations on June 8, 2022 and currently does not contribute significantly to the Company’s consolidated operations. The Company anticipates revenues from the NexPoint Homes reportable segment to increase as more homes become stabilized and the reportable segment’s operations begin to scale. As NexPoint Homes continues to raise additional capital, the Company’s direct ownership interest in NexPoint Homes will decrease which may eventually result in deconsolidation of NexPoint Homes. The Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.

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

Loss on extinguishment of debt. Loss on extinguishment of debt includes prepayment penalties and defeasance costs, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt and other costs incurred in a debt extinguishment.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2022 and 2021

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table sets forth a summary of our consolidated operating results for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change
Total revenues	$62,304	$39,821	$22,483
Total expenses	(73,989)	(41,612)	(32,377)
Gain/(loss) on sales of real estate	100	(123)	223
Casualty loss, net of insurance proceeds	(53)	(93)	40
Net loss	(11,638)	(2,007)	(9,631)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,219	2,207	12
Net loss attributable to redeemable noncontrolling interests in the OP	(1,771)	(466)	(1,305)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(1,191)	—	(1,191)
Net loss attributable to common stockholders	$(10,895)	$(3,748)	$(7,147)

The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, advisory fees, property general and administrative expenses, depreciation and amortization and interest expense, partially offset by an increase in rental income.

Revenues

Rental income. Rental income was $59.4 million for the three months ended June 30, 2022 compared to $39.1 million for the three months ended June 30, 2021, which was an increase of $20.3 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Other income. Other income was $2.9 million for the three months ended June 30, 2022 compared to $0.7 million for the three months ended June 30, 2021, which was an increase of $2.2 million. The increase between the periods was primarily due to an increase in interest income from promissory notes with Ensign Peak Realty, LLC and our acquisition activity over the past year.

Expenses

Property operating expenses. Property operating expenses were $12.4 million for the three months ended June 30, 2022 compared to $6.0 million for the three months ended June 30, 2021, which was an increase of $6.4 million. The increase between the periods was primarily due to our acquisition activity in 2022. For the three months ended June 30, 2022 and 2021, turn costs represented approximately 12% and 14%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $10.9 million for the three months ended June 30, 2022 compared to $7.6 million for the three months ended June 30, 2021, which was an increase of $3.3 million. The increase between the periods was primarily due to our acquisition activity in 2022 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $3.4 million for the three months ended June 30, 2022 compared to $2.6 million for the three months ended June 30, 2021, which was an increase of $0.8 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Advisory fees. Advisory fees were $3.8 million for the three months ended June 30, 2022 compared to $2.0 million for the three months ended June 30, 2021, which was an increase of $1.8 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.5 million for the three months ended June 30, 2022 compared to $1.8 million for the three months ended June 30, 2021, which was an increase of $0.7 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $4.6 million for the three months ended June 30, 2022 compared to $1.3 million for the three months ended June 30, 2021, which was an increase of $3.3 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Depreciation and amortization. Depreciation and amortization costs were $24.2 million for the three months ended June 30, 2022 compared to $12.5 million for the three months ended June 30, 2021, which was an increase of $11.7 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Interest expense. Interest expense was $11.2 million for the three months ended June 30, 2022 compared to $7.7 million for the three months ended June 30, 2021, which was an increase of $3.5 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding during 2022. The following table details the various costs included in interest expense for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change
Gross interest cost	$14,022	$8,560	$5,462
Capitalized interest	(2,867)	(872)	(1,995)
Total	$11,155	$7,688	$3,467

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the three months ended June 30, 2022 compared to no loss on extinguishment of debt for the three months ended June 30, 2021, which was an increase of $1.0 million. The increase between the periods was due to the extinguishment of the Bridge Facility which occurred during the three months ended June 30, 2022.

Gain/(loss) on sales of real estate. Gain on sales of real estate was $0.1 million for the three months ended June 30, 2022, and loss on sales of real estate was $0.1 million for the three months ended June 30, 2021, which was an increase of $0.2 million. The majority of the homes sold during the three months ended June 30, 2022 related to a bulk disposition wherein the sales price exceeded the carrying value of the real estate and costs incurred to sell the properties.

Casualty gain/(loss), net of insurance proceeds. Casualty loss, net of insurance proceeds, was $0.1 million for the three months ended June 30, 2022 and 2021.

Consolidated Results of Operations for the Six Months Ended June 30, 2022 and 2021

The six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table sets forth a summary of our consolidated operating results for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change
Total revenues	$114,621	$70,449	$44,172
Total expenses	(129,026)	(72,297)	(56,729)
Gain/(loss) on sales of real estate	216	(198)	414
Casualty loss, net of insurance proceeds	(162)	(102)	(60)
Net loss	(14,351)	(2,148)	(12,203)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	4,428	4,413	15
Net loss attributable to redeemable noncontrolling interests in the OP	(2,194)	(501)	(1,693)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(1,191)	—	(1,191)
Net loss attributable to common stockholders	$(15,394)	$(6,060)	$(9,334)

The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, advisory fees, property general and administrative expenses, depreciation and amortization and interest expense, partially offset by an increase in rental income.

Revenues

Rental income. Rental income was $110.4 million for the six months ended June 30, 2022 compared to $69.2 million for the six months ended June 30, 2021, which was an increase of $41.2 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Other income. Other income was $4.2 million for the six months ended June 30, 2022 compared to $1.2 million for the six months ended June 30, 2021, which was an increase of $3.0 million. The increase between the periods was primarily due to an increase in interest income from promissory notes with Ensign Peak Realty, LLC and our acquisition activity over the past year.

Expenses

Property operating expenses. Property operating expenses were $21.0 million for the six months ended June 30, 2022 compared to $11.2 million for the six months ended June 30, 2021, which was an increase of $9.8 million. The increase between the periods was primarily due to our acquisition activity in 2022. For the six months ended June 30, 2022 and 2021, turn costs represented approximately 13% and 14%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $20.5 million for the six months ended June 30, 2022 compared to $13.9 million for the six months ended June 30, 2021, which was an increase of $6.6 million. The increase between the periods was primarily due to our acquisition activity in 2022 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $6.5 million for the six months ended June 30, 2022 compared to $4.6 million for the six months ended June 30, 2021, which was an increase of $1.9 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Advisory fees. Advisory fees were $6.9 million for the six months ended June 30, 2022 compared to $3.3 million for the six months ended June 30, 2021, which was an increase of $3.6 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.6 million for the six months ended June 30, 2022 compared to $3.3 million for the six months ended June 30, 2021, which was an increase of $1.3 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $7.5 million for the six months ended June 30, 2022 compared to $2.7 million for the six months ended June 30, 2021, which was an increase of $4.8 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Depreciation and amortization. Depreciation and amortization costs were $40.2 million for the six months ended June 30, 2022 compared to $20.6 million for the six months ended June 30, 2021, which was an increase of $19.6 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Interest expense. Interest expense was $20.8 million for the six months ended June 30, 2022 compared to $12.8 million for the six months ended June 30, 2021, which was an increase of $8.0 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding during 2022. The following table details the various costs included in interest expense for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change
Gross interest cost	$25,649	$14,332	$11,317
Capitalized interest	(4,874)	(1,518)	(3,356)
Total	$20,775	$12,814	$7,961

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the six months ended June 30, 2022 compared to no loss on extinguishment of debt for the six months ended June 30, 2021, which was an increase of $1.0 million. The increase between the periods was due to the extinguishment of the Bridge Facility which occurred during the six months ended June 30, 2022.

Gain/(loss) on sales of real estate. Gain on sales of real estate was $0.2 million for the six months ended June 30, 2022, and loss on sales of real estate was $0.2 million for the six months ended June 30, 2021, which was an increase of $0.4 million. The majority of the homes sold during the six months ended June 30, 2022 related to bulk dispositions wherein the sales price exceeded the carrying value of the real estate and costs incurred to sell the properties.

Casualty gain/(loss), net of insurance proceeds. Casualty loss, net of insurance proceeds, was $0.2 million for the six months ended June 30, 2022, and casualty loss, net of insurance proceeds, was $0.1 million for the six months ended June 30, 2021, which was an increase of approximately $0.1 million. The increase between the periods is due to a slight increase in casualty events in 2022.

Non-GAAP Measurements

Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) property general and administrative expenses, (7) casualty gains or losses and (8) other gains and losses that are specific to us, including loss on extinguishment of debt.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Corporate general and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties. Property general and administrative expenses are eliminated because they represent expenses such as legal, professional, centralized leasing, technology support, and accounting functions. Casualty gains or losses are excluded because of the infrequent and unusual nature of the sustained damages, they do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. Losses on extinguished debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three and six months ended June 30, 2022 and 2021 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,638)	$(2,007)	$(14,351)	$(2,148)
Adjustments to reconcile net loss to NOI:
Advisory fees	3,844	2,010	6,930	3,301
Corporate general and administrative expenses	2,478	1,837	4,640	3,318
Property general and administrative expenses	4,625	1,332	7,498	2,655
Depreciation and amortization	24,207	12,507	40,163	20,551
Interest expense	11,155	7,688	20,775	12,814
Loss on extinguishment of debt	1,001	—	1,001	—
(Gain)/loss on sales of real estate	(100)	123	(216)	198
Casualty loss, net of insurance proceeds	53	93	162	102
NOI	$35,625	$23,583	$66,602	$40,791

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three and six months ended June 30, 2022 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(8,644)	$(2,994)	$(11,638)	$(11,357)	$(2,994)	$(14,351)
Adjustments to reconcile net loss to NOI:
Advisory fees	3,844	—	3,844	6,930	—	6,930
Corporate general and administrative expenses	2,474	4	2,478	4,636	4	4,640
Property general and administrative expenses	3,537	1,088	4,625	6,410	1,088	7,498
Depreciation and amortization	23,413	794	24,207	39,369	794	40,163
Interest expense	10,157	998	11,155	19,777	998	20,775
Loss on extinguishment of debt	1,001	—	1,001	1,001	—	1,001
Gain on sales of real estate	(100)	—	(100)	(216)	—	(216)
Casualty loss, net of insurance proceeds	53	—	53	162	—	162
NOI	$35,735	$(110)	$35,625	$66,712	$(110)	$66,602

Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended June 30, 2022 and 2021

There are 5,444 homes in our 2022 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended June 30, 2022 and June 30, 2021 were stabilized by October 1, 2020 and held through June 30, 2022. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1. “Business—Our Portfolio” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2022 for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2022 and 2021 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Same Home
Rental income (1)	$17,126	$16,407	$719	4.4%
Other income (1)	37	32	5	15.6%
Same Home revenues	17,163	16,439	724	4.4%
Non-Same Home
Rental income (1)	42,347	22,765	19,582	86.0%
Other income (1)	1,479	80	1,399	1748.8%
Non-Same Home revenues	43,826	22,845	20,981	91.8%
Total revenues	60,989	39,284	21,705	55.3%

Operating expenses
Same Home
Property operating expenses (1)	2,749	2,059	690	33.5%
Real estate taxes and insurance	2,777	2,924	(147)	-5.0%
Property management fees (2)	968	994	(26)	-2.6%
Same Home operating expenses	6,494	5,977	517	8.6%
Non-Same Home
Property operating expenses (1)	8,293	3,411	4,882	143.1%
Real estate taxes and insurance	8,137	4,720	3,417	72.4%
Property management fees (2)	2,440	1,593	847	53.2%
Non-Same Home operating expenses	18,870	9,724	9,146	94.1%
Total operating expenses	25,364	15,701	9,663	61.5%

NOI
Same Home	10,669	10,462	207	2.0%
Non-Same Home	24,956	13,121	11,835	90.2%
Total NOI	$35,625	$23,583	$12,042	51.1%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Three Months Ended June 30, 2022 and 2021

As of June 30, 2022, our Same Home properties were approximately 95.3% occupied with a weighted average monthly effective rent per occupied home of $1,083. As of June 30, 2021, our Same Home properties were approximately 96.8% occupied with a weighted average monthly effective rent per occupied home of $1,010. For our Same Home properties, we recorded the following operating results for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

Revenues

Rental income. Rental income was $17.1 million for the three months ended June 30, 2022 compared to $16.4 million for the three months ended June 30, 2021, which was an increase of approximately $0.7 million, or 4.4%. The increase is related to a 7.2% increase in the weighted average monthly effective rent per occupied home, partially offset by a 1.5% decrease in occupancy.

Other income. Other income remained flat at less than $0.1 million for the three months ended June 30, 2022 and 2021.

Expenses

Property operating expenses. Property operating expenses were $2.7 million for the three months ended June 30, 2022 compared to $2.1 million for the three months ended June 30, 2021, which was an increase of approximately $0.6 million, or 33.5%. The majority of the increase is related to an increase in general turnover costs of approximately $0.3 million, an increase in water and sewer costs of approximately $0.2 million and an increase in third party maintenance costs of approximately $0.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $2.8 million for the three months ended June 30, 2022 compared to $2.9 million for the three months ended June 30, 2021, which was a decrease of approximately $0.1 million, or 5.0%. The majority of the decrease is related to a decrease in property and liability insurance costs of approximately $0.1 million.

Property management fees. Property management fees remained flat at approximately $1.0 million for the three months ended June 30, 2022 and 2021.

Net Operating Income for Our Same Home and Non-Same Home Properties for the Six Months Ended June 30, 2022 and 2021

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2022 and 2021 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Same Home
Rental income (1)	$33,880	$32,510	$1,370	4.2%
Other income (1)	75	64	11	17.2%
Same Home revenues	33,955	32,574	1,381	4.2%
Non-Same Home
Rental income (1)	76,780	36,825	39,955	108.5%
Other income (1)	1,594	137	1,457	1063.5%
Non-Same Home revenues	78,374	36,962	41,412	112.0%
Total revenues	112,329	69,536	42,793	61.5%

Operating expenses
Same Home
Property operating expenses (1)	5,062	3,988	1,074	26.9%
Real estate taxes and insurance	5,674	6,009	(335)	-5.6%
Property management fees (2)	1,971	2,024	(53)	-2.6%
Same Home operating expenses	12,707	12,021	686	5.7%
Non-Same Home
Property operating expenses (1)	13,690	6,259	7,431	118.7%
Real estate taxes and insurance	14,782	7,929	6,853	86.4%
Property management fees (2)	4,548	2,536	2,012	79.3%
Non-Same Home operating expenses	33,020	16,724	16,296	97.4%
Total operating expenses	45,727	28,745	16,982	59.1%

NOI
Same Home	21,248	20,553	695	3.4%
Non-Same Home	45,354	20,238	25,116	124.1%
Total NOI	$66,602	$40,791	$25,811	63.3%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Six Months Ended June 30, 2022 and 2021

As of June 30, 2022, our Same Home properties were approximately 95.3% occupied with a weighted average monthly effective rent per occupied home of $1,083. As of June 30, 2021, our Same Home properties were approximately 96.8% occupied with a weighted average monthly effective rent per occupied home of $1,010. For our Same Home properties, we recorded the following operating results for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

Revenues

Rental income. Rental income was $33.9 million for the six months ended June 30, 2022 compared to $32.5 million for the six months ended June 30, 2021, which was an increase of approximately $1.4 million, or 4.2%. The increase is related to a 7.2% increase in the weighted average monthly effective rent per occupied home, partially offset by a 1.5% decrease in occupancy.

Other income. Other income remained flat at $0.1 million for the six months ended June 30, 2022 and 2021.

Expenses

Property operating expenses. Property operating expenses were $5.1 million for the six months ended June 30, 2022 compared to $4.0 million for the six months ended June 30, 2021, which was an increase of approximately $1.1 million, or 26.9%. The majority of the increase is related to an increase in general turnover costs of approximately $0.5 million, an increase in water and sewer costs of approximately $0.4 million and an increase in third party maintenance costs of approximately $0.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $5.7 million for the six months ended June 30, 2022 compared to $6.0 million for the six months ended June 30, 2021, which was a decrease of approximately $0.3 million, or 5.6%. The majority of the decrease is related to a decrease in property taxes of approximately $0.2 million.

Property management fees. Property management fees remained flat at approximately $2.0 million for the six months ended June 30, 2022 and 2021.

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

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. FFO is defined by NAREIT as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute FFO for the VineBrook reportable segment in accordance with NAREIT’s definition. We excluded the NexPoint Homes reportable segment operations from the FFO calculation due to the timing of the acquisition of the portfolio as it was not deemed meaningful to the calculation. Our presentation differs slightly in that we begin with net income (loss) attributable to common stockholders and add net income (loss) attributable to NCI in the OP and then make the adjustments to arrive at FFO.

Core FFO for the VineBrook reportable segment makes certain adjustments to FFO for the VineBrook reportable segment, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as gains or losses on extinguishment of debt, casualty gains or losses, the amortization of deferred financing costs and equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

AFFO for the VineBrook reportable segment makes certain adjustments to Core FFO for the VineBrook reportable segment in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and the method of calculating AFFO is divergent across the industry. AFFO adjusts Core FFO to remove recurring capital expenditures, which are costs necessary to help preserve the value and maintain functionality of our homes. We believe AFFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

Basic and diluted weighted average shares in our FFO table includes both our Shares and OP Units. NexPoint Homes Shares and SFR OP Units are not part of this count as the metrics in the FFO table only pertain to the VineBrook reportable segment.

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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment. See below for a reconciliation of VineBrook net loss to consolidated net loss:

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to common stockholders	$(9,580)	$(1,315)	$(10,895)	$(14,079)	$(1,315)	$(15,394)
Net loss attributable to NCI in the OP	(1,283)	(488)	(1,771)	(1,706)	(488)	(2,194)
Net loss attributable to NCI in consolidated VIEs	—	(1,191)	(1,191)	—	(1,191)	(1,191)

The three months ended June 30, 2022 as compared to the three months ended June 30, 2021

The following table reconciles our calculations of VineBrook FFO, Core FFO and AFFO to VineBrook net loss, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure, for the three months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net loss attributable to common stockholders	$(9,580)	$(3,748)	$(5,832)	155.6%
Net loss attributable to NCI in the OP	(1,283)	(466)	(817)	175.3%
Depreciation and amortization	23,412	12,507	10,905	87.2%
(Loss)/gain on sales of real estate	(100)	123	(223)	-181.3%
FFO	12,449	8,416	4,033	47.9%

FFO per share - basic	$0.43	$0.51	$(0.08)	-15.7%
FFO per share - diluted	$0.42	$0.50	$(0.08)	-16.0%

Casualty loss, net of insurance proceeds	53	93	(40)	-43.0%
Amortization of deferred financing costs	1,793	1,083	710	65.6%
Loss on extinguishment of debt	1,001	—	1,001	100.0%
Equity-based compensation expense	1,617	1,144	473	41.3%
Core FFO	16,913	10,736	6,177	57.5%

Core FFO per share - basic	$0.58	$0.65	$(0.07)	-10.8%
Core FFO per share - diluted	$0.57	$0.64	$(0.07)	-10.9%

Recurring capital expenditures	(2,777)	(1,456)	(1,321)	90.7%
AFFO	14,136	9,280	4,856	52.3%

AFFO per share - basic	$0.49	$0.57	$(0.08)	-14.0%
AFFO per share - diluted	$0.48	$0.55	$(0.07)	-12.7%

Weighted average shares outstanding - basic	29,092	16,401
Weighted average shares outstanding - diluted (1)	29,578	16,861

Dividends declared per share	$0.5301	$0.5301

FFO Coverage - diluted (2)	0.79x	0.94x
Core FFO Coverage - diluted (2)	1.08x	1.20x
AFFO Coverage - diluted (2)	0.91x	1.04x

(1)	For the three months ended June 30, 2022 and 2021, includes approximately 1,095,000 shares and 994,000 shares, respectively, related to the assumed vesting of RSUs and PI Units.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $12.4 million for the three months ended June 30, 2022 compared to $8.4 million for the three months ended June 30, 2021, which was an increase of approximately $4.0 million. The change in our FFO between the periods primarily relates to an increase in VineBrook rental income of $19.1 million, partially offset by increases in VineBrook total property operating expenses of $11.3 million and VineBrook interest expense of $2.5 million. The changes in diluted FFO per share, AFFO per share and Core FFO per share were primarily related to an 75.4% increase in the diluted weighted average shares outstanding as of June 30, 2022 compared to June 30, 2021 as a result of significant equity raise activity. The entirety of the proceeds from these equity issuances have not been deployed immediately into the acquisition of cash flow yielding homes as a portion of the homes purchased during the period are currently in rehabilitation. This significant increase in the weighted average shares outstanding in the current period without a significant and immediate corresponding increase in FFO results in the period over period decline. Also, the increased weighted average interest rate of our debt has contributed to this decline in our FFO per share results. On a longer time horizon, these irregularities are expected to diminish and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized, resulting in increases in diluted FFO per share, Core FFO per share and AFFO per share.

Core FFO was $16.9 million for the three months ended June 30, 2022 compared to $10.7 million for the three months ended June 30, 2021, which was an increase of approximately $6.2 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in VineBrook amortization of deferred financing costs of $0.7 million, VineBrook loss on extinguishment of debt of $1.0 million and VineBrook equity-based compensation expense of $0.5 million.

AFFO was $14.1 million for the three months ended June 30, 2022 compared to $9.3 million for the three months ended June 30, 2021, which was an increase of approximately $4.8 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in VineBrook recurring capital expenditures of $1.3 million.

The six months ended June 30, 2022 as compared to the six months ended June 30, 2021

The following table reconciles our calculations of VineBrook FFO, Core FFO and AFFO to VineBrook net loss, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure, for the six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net loss attributable to common stockholders	$(14,079)	$(6,060)	$(8,019)	132.3%
Net loss attributable to NCI in the OP	(1,706)	(501)	(1,205)	240.5%
Depreciation and amortization	39,368	20,551	18,817	91.6%
(Gain)/loss on sales of real estate	(216)	198	(414)	-209.1%
FFO	23,367	14,188	9,179	64.7%

FFO per share - basic	$0.83	$0.94	$(0.11)	-11.7%
FFO per share - diluted	$0.82	$0.91	$(0.09)	-9.9%

Casualty loss, net of insurance proceeds	162	102	60	58.8%
Amortization of deferred financing costs	3,319	1,614	1,705	105.6%
Loss on extinguishment of debt	1,001	—	1,001	100.0%
Equity-based compensation expense	3,072	2,074	998	48.1%
Core FFO	30,921	17,978	12,943	72.0%

Core FFO per share - basic	$1.10	$1.19	$(0.09)	-7.6%
Core FFO per share - diluted	$1.08	$1.15	$(0.07)	-6.1%

Recurring capital expenditures	(5,183)	(2,253)	(2,930)	130.0%
AFFO	25,738	15,725	10,013	63.7%

AFFO per share - basic	$0.92	$1.04	$(0.12)	-11.5%
AFFO per share - diluted	$0.90	$1.01	$(0.11)	-10.9%

Weighted average shares outstanding - basic	28,047	15,160
Weighted average shares outstanding - diluted (1)	28,537	15,591

Dividends declared per share	$1.0602	$1.0602

FFO Coverage - diluted (2)	0.77x	0.86x
Core FFO Coverage - diluted (2)	1.02x	1.09x
AFFO Coverage - diluted (2)	0.85x	0.95x

(1)	For the six months ended June 30, 2022 and 2021, includes approximately 1,095,000 shares and 994,000 shares, respectively, related to the assumed vesting of RSUs and PI Units.
(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $23.4 million for the six months ended June 30, 2022 compared to $14.2 million for the six months ended June 30, 2021, which was an increase of approximately $9.2 million. The change in our FFO between the periods primarily relates to an increase in VineBrook rental income of $39.9 million, partially offset by increases in VineBrook total property operating expenses of $20.8 million, VineBrook interest expense of $7.0 million and VineBrook advisory fees of $3.6 million. The changes in diluted FFO per share, AFFO per share and Core FFO per share were primarily related to an 83.0% increase in weighted average shares outstanding as of June 30, 2022 compared to June 30, 2021 as a result of significant equity raise activity. The entirety of the proceeds from these equity issuances have not been deployed immediately into the acquisition of cash flow yielding homes as a portion of the homes purchased during the period are currently in rehabilitation. This significant increase in the weighted average shares outstanding in the current period without a significant and immediate corresponding increase in FFO results in the period over period decline. Also, the increased weighted average interest rate of our debt has contributed to this decline in our FFO per share results. On a longer time horizon, these irregularities are expected to diminish and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized, resulting in increases in diluted FFO per share, Core FFO per share and AFFO per share.

Core FFO was $30.9 million for the six months ended June 30, 2022 compared to $18.0 million for the six months ended June 30, 2021, which was an increase of approximately $12.9 million. The change in our Core FFO between the periods primarily relates to an increase in FFO and increases in VineBrook amortization of deferred financing costs of $1.7 million, VineBrook loss on extinguishment of debt of $1.0 million and VineBrook equity-based compensation expense of $1.0 million.

AFFO was $25.7 million for the six months ended June 30, 2022 compared to $15.7 million for the six months ended June 30, 2021, which was an increase of approximately $10.0 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in VineBrook recurring capital expenditures of $2.9 million.

Net Asset Value

The sale price of the Shares sold in the Private Offering as well as the sale price of OP Units was equal to the most recent NAV per share in effect at the time a subscription agreement or funds are received, plus applicable fees and commissions. The purchase price at which Shares may be repurchased in accordance with the terms of the Share Repurchase Plan (defined below) is generally based on the most recent NAV per share in effect at the time of repurchase, and Shares or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.

Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization, determined necessary to finalize NAV.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75

Fees and Commissions paid to Placement Agents and Dealer Manager

Subject to certain exceptions, investors that purchase Shares through the Private Offering generally paid the Placement Agents in the Private Offering placement fees or commissions, in addition to the NAV sales price. For sales through Placement Agents other than Raymond James, the placement fees or commissions generally equal between 1% to 5.5% of gross investor equity, subject to certain breakpoints and various terms of each specific Selling Agreement. A placement fee equal to 3% and an advisory fee equal to 2% of gross proceeds invested, which is also in addition to the NAV sales price, was paid to Raymond James for all Shares sold by Raymond James on behalf of the Company in the Private Offering. With the consent of the applicable Placement Agent, some or all of the applicable fees and commissions may be waived. Other Selling Agreements may have specific fees that differ from the Raymond James fees related to selling Shares to their clients. In addition, the Dealer Manager generally received a fee of 0.5% on sales in the Private Offering through Raymond James and 3% on sales through other Placement Agents, a portion of which may be reallowed to those Placement Agents. Placement Agent compensation was subject to a reasonable carve-out for sales of Shares directly by the Company or for sales to employees of our Adviser, Manager and affiliates thereof. For sales through registered investment advisors (“RIAs”), the Dealer Manager received a fee of up to 2% of gross investor equity. With respect to sales through RIAs or Placement Agents other than Raymond James who in each case were first introduced to the Company by Raymond James, Raymond James could receive a participating placement fee equal to 1% of gross investor equity.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. Additionally, as of June 30, 2022, we had significant access to credit through our credit facilities. The JPM Facility has an additional $185.0 million of capacity and the Warehouse Facility has an additional $450.0 million of capacity.

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

As disclosed in Note 16 to our consolidated financial statements, so far in the third quarter of 2022 we have acquired 555 homes for an aggregate purchase price of approximately $71.2 million. For the remainder of 2022, excluding the purchases disclosed previously, we expect to purchase approximately 3,000 – 6,000 total homes for consideration of approximately $820 million – $1.3 billion. However, there can be no assurance that we will be able to complete these acquisitions during the remainder of the year on terms that are acceptable to us, or at all.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2022. We believe that the various sources of long-term capital, which may include equity issuances through the Private Offering, other public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements in the long-term.

Cash Flows

The six months ended June 30, 2022 as compared to the six months ended June 30, 2021

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by operating activities	$45,252	$24,607	$20,645
Net cash used in investing activities	(892,924)	(676,303)	(216,621)
Net cash provided by financing activities	876,028	679,016	197,012
Change in cash and restricted cash	28,356	27,320	1,036
Cash and restricted cash, beginning of period	74,997	37,096	37,901
Cash and restricted cash, end of period	$103,353	$64,416	$38,937

Cash flows from operating activities. During the six months ended June 30, 2022, net cash provided by operating activities was $45.3 million compared to net cash provided by operating activities of $24.6 million for the six months ended June 30, 2021. The change in cash flows from operating activities was mainly due to an increase in net operating income during the period.

Cash flows from investing activities. During the six months ended June 30, 2022, net cash used in investing activities was $892.9 million compared to net cash used in investing activities of $676.3 million for the six months ended June 30, 2021. The change in cash flows from investing activities was mainly due to the acquisition of NexPoint Homes through VIE consolidation, net of cash received, during the period, as well as an increase in acquisitions of real estate investments and additions to real estate investments during the period.

Cash flows from financing activities. During the six months ended June 30, 2022, net cash provided by financing activities was $876.0 million compared to net cash provided by financing activities of $679.0 million for the six months ended June 30, 2021. The change in cash flows from financing activities was mainly due to an increase in proceeds received from credit facilities and an increase in contributions from redeemable noncontrolling interests in consolidated VIEs, which was partially offset by a decrease in proceeds received from notes payable and a decrease in proceeds received from issuance of redeemable Series A preferred stock during the period.

Debt, Derivatives and Hedging Activity

Debt

As of June 30, 2022, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $1.5 billion at a weighted average interest rate of 3.6611% and an adjusted weighted average interest rate of 3.9097%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.0217%, representing a weighted average fixed rate for one-month LIBOR and daily SOFR, on our combined $870.0 million notional amount of interest rate swap agreements, which effectively fixes the interest rate on $870.0 million of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of June 30, 2022:

		Outstanding Principal as of
	Type	June 30, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$241,222	3.34%	12/1/2025
Warehouse Facility	Floating	750,000	3.49%	11/3/2024	(2)
JPM Facility	Floating	315,000	4.35%	3/1/2023
MetLife Note	Fixed	124,554	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,312	5.35%	2/1/2028
CoreVest Note	Fixed	2,319	6.12%	1/9/2023
Crestcore II Note	Fixed	4,691	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,170	5.12%	7/9/2029
Hatchway Broadmoor Mortgage	Fixed	4,609	5.35%	2/1/2029
Total Outstanding Principal		$1,456,877

(1)

Represents the interest rate as of June 30, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of June 30, 2022 was 1.7867%, daily SOFR as of June 30, 2022 was 1.5000% and one-month term SOFR as of June 30, 2022 was 1.6860%.

(2)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.

In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above and described below, the NexPoint Homes reportable segment had $321.6 million of debt outstanding at June 30, 2022. See Notes 5 and 13 to the unaudited consolidated financial statements.

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

On September 20, 2019, the OP, as guarantor, and VB One, LLC, as borrower, entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company, as guarantor, the OP, as parent borrower, and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries, as subsidiary borrowers, entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022 and May 20, 2022. The amended recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to the forward-looking term rate based on SOFR for the applicable interest period (one-month term SOFR) plus a margin of 0.1% plus an applicable rate ranging from 1.6% to 2.45% depending on the Company’s consolidated total leverage ratio. Under the amended recast Warehouse Facility, the OP has the right to increase the total commitments available for borrowing, which may take the form of an increase in revolving commitments or one or more tranches of term loan commitments, up to $1.2 billion. As of June 30, 2022, $750.0 million was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On December 28, 2020, in connection with the acquisition of a 45-home portfolio, the OP provided a non-recourse carveout guaranty related to the approximately $2.4 million CoreVest Note assumed by a subsidiary of the OP as a result of the OP’s acquisition of SMP Homes 5B, LLC. The CoreVest Note is secured by the properties in SMP Homes 5B, LLC and an equity pledge in SMP Homes 5B, LLC and bears interest at a fixed rate equal to 6.12%. The CoreVest Note matures and is due in full on January 9, 2023 and requires monthly principal and interest payments. On July 11, 2022, the OP repaid the full balance of the CoreVest Note, which extinguished the CoreVest Note.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC, as borrowers, entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at a daily SOFR plus 2.85%. As of June 30, 2022, the outstanding balance of the JPM Facility was $315.0 million and had $185.0 million of available capacity.

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

On February 8, 2022, in connection with the acquisition of the Prager Portfolio, the Company entered into a bridge credit agreement through the OP with KeyBank National Association, and borrowed $150.0 million (the “Bridge Facility”). On April 8, 2022, the Company repaid the outstanding principal balance on the Bridge Facility, which extinguished the Bridge Facility. In connection with the extinguishment of the Bridge Facility, the Company incurred a loss on extinguishment of debt of approximately $1.0 million, which is presented on the consolidated statements of operations and comprehensive income (loss).

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

As of June 30, 2022, the Company was in compliance with the debt covenants in each of its debt agreements.

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

Interest Rate Derivative Agreements

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 11 interest rate swap transactions with KeyBank and Mizuho with a combined notional amount of $870.0 million. As of June 30, 2022, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to $870.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.0217%. As of June 30, 2022, interest rate swap agreements effectively covered $870.0 million, or 66.6%, of our $1.3 billion of floating rate debt outstanding. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.0217%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on one-month LIBOR or daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.

On April 13, 2022, we paid of a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

Reference Rate Reform

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that one-month LIBOR will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. This announcement has several implications, including setting the spread that may be used to convert the index rates in our debt and hedging contracts from LIBOR to an alternative rate, such as the Secured Overnight Financing Rate.

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

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three and six months ended June 30, 2022 and 2021. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes has elected to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2022. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2021 and 2020 or the three and six months ended June 30, 2022 and 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Interim President and Chief Financial Officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Interim President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Shares

The following table presents information regarding the sale of Shares in the Continuous Offering and the DRIP that have not been previously disclosed in Current Reports on Form 8-K.

	Common Stock Private Offering			Common Stock DRIP
Date	Shares Sold	Sale Price (1)	Gross Proceeds	Shares Reinvested	Sale Price (2)	Gross Proceeds (3)	Total Gross Proceeds
May 13, 2022	2,615	$58.81	$154	—	$—	$—	$154
June 30, 2022	—	—	—	120,496	58.05	7,046	7,046
July 26, 2022	185,298	58.32	10,807	—	—	—	10,807
	187,913		$10,961	120,496		$7,046	$18,007

(1)	Sale price is the per share weighted average for the sale date which includes upfront selling costs.

(2)	Shares issued under DRIP are generally issued at a 3% discount to the Company’s then-current NAV.

(3)	For Shares issued under the DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 7 for further discussion.

An aggregate of approximately $0.8 million in selling commissions and fees were paid in connection with sales of Shares in the Continuous Offering in the above transactions. No underwriting discount or commission is applicable to sales pursuant to the DRIP.

The Company issued the Shares noted above to accredited investors in reliance upon the exemptions from registration under the Securities Act Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.

Repurchase of Shares

The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the most recent NAV per share in effect, which will generally be equal to our prior quarter’s or month’s NAV per share. The Share Repurchase Plan began on November 1, 2019. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see “Exhibit 4.1. Description of Registrant’s Securities to be Registered—Share Repurchase Plan” in our Annual Report. The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	437,357	59.85	437,357	72,064
Total	437,357	$59.85	437,357	$72,064

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1

Increase Agreement, Joinder, and Second Amendment to Credit Agreement, dated as of April 8, 2022, among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, the lenders party thereto, KeyBank National Association, as administrative agent, Citizens Bank, N.A., as documentation agent, BMO Capital Markets Corp., Raymond James  Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Raymond James Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 13, 2022).

10.2*

Increase Agreement, Joinder and Third Amendment to Credit Agreement, dated as of May 20, 2022, among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, KeyBank National Association, as administrative agent, and Bank of America, N.A., as a new lender.

10.3

Contribution Agreement, dated as of June 8, 2022, between VineBrook Homes Operating Partnership, L.P. and NexPoint Homes Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.4

Contribution Agreement, dated as of June 8, 2022, between NexPoint Homes Trust, Inc., NexPoint SFR Operating Partnership, L.P., NexPoint Diversified Real Estate Trust, NRESF REIT Sub, LLC, NFRO REIT Sub, LLC, GAF REIT Sub, LLC, Randy Hagedorn, Adam Levinson and Richard Scola (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.5	Form of 7.50% Convertible Notes of NexPoint Homes, Inc., due June 30, 2027 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.6

Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.7

Amended and Restated Limited Partnership of NexPoint SFR Operating partnership, L.P., dated as of June 8, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.8*	Advisory Agreement, dated as of June 8, 2022, by and between NexPoint Homes Trust, Inc. and NexPoint Real Estate Advisors XI, L.P.

10.9*	Management Agreement, dated as of June 8, 2022, by and among NexPoint SFR Operating Partnership, L.P. and HomeSource Operations LLC.

31.1*	Certification of Interim President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Interim President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VineBrook Homes Trust, Inc.

Signature	Title	Date

/s/ Brian Mitts		August 15, 2022
Brian Mitts	Interim President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)