Form 10-Q
period 2022-09-30
VINEBROOK HOMES TRUST, INC.
filed 2022-11-14
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 24,761,177 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended September 30, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, acquisitions, the Internalization (as defined below), including the expected timing of the transaction, our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

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

•	the risk we make significant changes to our strategies in a market downturn, or fail to do so;

•	the risk of rising interest rates and our ability to mitigate the related risks through long-term fixed interest rate loans and interest rate hedges;

•	risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in our assets;

•	risks related to increasing property taxes, homeowner’s associations (“HOAs”) fees and insurance costs may negatively affect our financial results;

•	risks associated with acquisitions, including the risk of expanding our scale of operations and acquisitions, which could adversely impact anticipated yields;

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

iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Operating real estate investments
Land	$652,218	$334,191
Buildings and improvements	2,946,479	1,391,786
Intangible lease assets	2,606	971
Total gross operating real estate investments	3,601,303	1,726,948
Accumulated depreciation and amortization	(141,109)	(76,789)
Total net operating real estate investments	3,460,194	1,650,159
Real estate held for sale, net	2,888	81
Total net real estate investments	3,463,082	1,650,240
Investments, at fair value	2,500	2,500
Cash	92,566	54,104
Restricted cash	30,681	20,893
Accounts and other receivables	18,896	8,327
Due from Manager (see Note 13)	1,076	2,909
Prepaid and other assets	68,925	19,352
Interest rate derivatives, at fair value	73,731	—
TOTAL ASSETS	$3,751,457	$1,758,325

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$948,220	$376,842
Credit facilities, net	1,503,155	391,703
Accounts payable and other accrued liabilities	71,776	47,208
Accrued real estate taxes payable	36,070	19,450
Accrued interest payable	15,136	1,690
Security deposit liability	25,970	14,295
Prepaid rents	6,189	3,341
Interest rate derivatives, at fair value	—	3,590
Total Liabilities	2,606,516	858,119

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	121,456	120,896
Redeemable noncontrolling interests in the OP	239,541	196,362
Redeemable noncontrolling interests in consolidated VIEs	108,499	—
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 24,761,177 and 21,814,248 shares issued and outstanding, respectively	248	219
Additional paid-in capital	761,691	651,531
Distributions in excess of retained earnings	(135,062)	(68,011)
Accumulated other comprehensive income/(loss)	45,726	(791)
Total Stockholders' Equity	672,603	582,948
Noncontrolling interests in consolidated VIEs	2,842	—
TOTAL LIABILITIES AND EQUITY	$3,751,457	$1,758,325

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$71,594	$40,823	$182,016	$110,071
Other income	2,044	1,064	6,243	2,265
Total revenues	73,638	41,887	188,259	112,336
Expenses
Property operating expenses	12,592	8,282	33,636	19,442
Real estate taxes and insurance	12,260	8,157	32,716	22,095
Property management fees	3,844	1,756	10,363	6,316
Advisory fees	4,313	2,337	11,243	5,638
Corporate general and administrative expenses	2,701	1,992	7,341	5,310
Property general and administrative expenses	4,373	1,505	11,871	4,160
Depreciation and amortization	28,693	14,881	68,856	35,432
Interest expense	16,875	7,752	37,650	20,566
Loss on extinguishment of debt	2,468	—	3,469	—
Total expenses	88,119	46,662	217,145	118,959
Loss on sales of real estate	(224)	(175)	(8)	(373)
Casualty gain/(loss), net of insurance proceeds	84	151	(78)	49
Net loss	(14,621)	(4,799)	(28,972)	(6,947)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,226	2,206	6,654	6,619
Net loss attributable to redeemable noncontrolling interests in the OP	(1,782)	(823)	(3,976)	(1,324)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,112)	—	(4,303)	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(113)	—	(113)	—
Net loss attributable to common stockholders	$(11,840)	$(6,182)	$(27,234)	$(12,242)
Other comprehensive income
Unrealized gain on interest rate hedges	29,356	1,076	54,866	7,382
Total comprehensive income/(loss)	14,735	(3,723)	25,894	435
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,226	2,206	6,654	6,619
Comprehensive income/(loss) attributable to redeemable noncontrolling interests in the OP	2,621	(639)	4,373	425
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,112)	—	(4,303)	—
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(113)	—	(113)	—
Comprehensive income/(loss) attributable to common stockholders	$13,113	$(5,290)	$19,283	$(6,609)

Weighted average common shares outstanding - basic	25,124	17,230	24,545	13,511
Weighted average common shares outstanding - diluted	25,124	17,230	24,545	13,511

Loss per share - basic	$(0.47)	$(0.36)	$(1.11)	$(0.91)
Loss per share - diluted	$(0.47)	$(0.36)	$(1.11)	$(0.91)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Class A Common Stock
Three Months Ended September 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2022	24,960,485	$250	$780,111	$(109,628)	$20,773	$691,506
Net loss attributable to common stockholders			—	(11,840)	—	(11,840)
Issuance of Class A common stock	475,440	5	27,904	—	—	27,909
Redemptions of Class A common stock	(674,891)	(7)	(42,343)	—	—	(42,350)
Offering costs			(1,565)	—	—	(1,565)
Equity-based compensation	143	—	920	—	—	920
Common stock dividends declared ($0.5301 per share)			—	(13,594)	—	(13,594)
Other comprehensive income attributable to common stockholders			—	—	24,953	24,953
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(224)	—	—	(224)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(3,112)	—	—	(3,112)
Balances, September 30, 2022	24,761,177	$248	$761,691	$(135,062)	$45,726	$672,603

	Class A Common Stock
Nine Months Ended September 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders			—	(27,234)	—	(27,234)
Issuance of Class A common stock	4,064,923	41	220,562	—	—	220,603
Redemptions of Class A common stock	(1,167,653)	(12)	(71,604)	—	—	(71,616)
Offering costs			(3,058)	—	—	(3,058)
Equity-based compensation	49,659	—	2,595	—	—	2,595
Common stock dividends declared ($1.5903 per share)			—	(39,817)	—	(39,817)
Other comprehensive income attributable to common stockholders			—	—	46,517	46,517
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(34,032)	—	—	(34,032)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(4,303)	—	—	(4,303)
Balances, September 30, 2022	24,761,177	$248	$761,691	$(135,062)	$45,726	$672,603

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Class A Common Stock
Three Months Ended September 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2021	13,891,715	$139	$362,165	$(44,801)	$(5,409)	$312,094
Net loss attributable to common stockholders			—	(6,182)	—	(6,182)
Issuance of Class A common stock	5,574,829	56	228,495	—	—	228,551
Redemptions of Class A common stock	(23,920)	—	(1,105)	—	—	(1,105)
Offering costs			(1,264)	—	—	(1,264)
Equity-based compensation	—	—	598	—	—	598
Common stock dividends declared ($0.5301 per share)			—	(9,362)	—	(9,362)
Other comprehensive income attributable to common stockholders			—	—	892	892
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP			(26,940)	—	—	(26,940)
Balances, September 30, 2021	19,442,624	$195	$561,949	$(60,345)	$(4,517)	$497,282

	Class A Common Stock
Nine Months Ended September 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2020	9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders			—	(12,242)	—	(12,242)
Issuance of Class A common stock	10,315,837	103	402,614	—	—	402,717
Redemptions of Class A common stock	(160,650)	(1)	(6,386)	—	—	(6,387)
Offering costs			(2,504)	—	—	(2,504)
Equity-based compensation	26,642	—	1,738	—	—	1,738
Common stock dividends declared ($1.5903 per share)			—	(22,101)	—	(22,101)
Other comprehensive income attributable to common stockholders			—	—	5,633	5,633
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(43,894)	—	—	(43,894)
Balances, September 30, 2021	19,442,624	$195	$561,949	$(60,345)	$(4,517)	$497,282

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(28,972)	$(6,947)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on sales of real estate	8	373
Depreciation and amortization	68,856	35,432
Non-cash interest amortization	5,577	2,666
Change in fair value of interest rate derivatives included in interest expense	(9,765)	2,843
Net cash paid on derivative settlements	(3,203)	(3,202)
Loss on extinguishment of debt	3,469	—
Equity-based compensation	4,704	3,384
Casualty loss/(gain), net of insurance proceeds	78	(49)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(6,992)	(2,473)
Operating liabilities	49,954	13,148
Net cash provided by operating activities	83,714	45,175

Cash flows from investing activities
Investment in unconsolidated entity	(100,819)	—
Redemption of investment in unconsolidated entity	100,819	—
Acquisition of NexPoint Homes through VIE consolidation, net of cash received	(47,022)	—
Net proceeds from sales of real estate	7,931	1,405
Prepaid acquisition deposits	(41,685)	(1,336)
Insurance proceeds received	707	496
Acquisitions of real estate investments	(1,360,466)	(751,042)
Additions to real estate investments	(147,095)	(58,179)
Net cash used in investing activities	(1,587,630)	(808,656)

Cash flows from financing activities
Notes payable proceeds received	288,512	125,000
Notes payable payments	(7,892)	(9,562)
Credit facilities proceeds received	1,115,000	405,000
Credit facilities principal payments	—	(115,000)
Bridge facilities proceeds received	350,000	—
Bridge facilities principal payments	(350,000)	—
NREO Note repayment	—	(1,250)
Financing costs paid	(13,383)	(7,902)
Interest rate cap premium paid	(12,673)	—
Proceeds from issuance of Class A common stock	174,085	391,225
Redemptions of Class A common stock paid	(35,544)	(5,282)
Offering costs paid	(3,315)	(2,325)
Dividends paid to common stockholders	(18,537)	(10,614)
Payments for taxes related to net share settlement of stock-based compensation	(555)	(46)
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	—	35,167
Preferred stock dividends paid	(6,094)	(4,988)
Contributions from redeemable noncontrolling interests in the OP	8,789	5,014
Distributions to redeemable noncontrolling interests in the OP	(4,835)	(4,774)
Contributions from redeemable noncontrolling interests in consolidated VIEs	65,653	—
Contributions from noncontrolling interests in consolidated VIEs	2,955	—
Net cash provided by financing activities	1,552,166	799,663

Change in cash and restricted cash	48,250	36,182
Cash and restricted cash, beginning of period	74,997	37,096
Cash and restricted cash, end of period	$123,247	$73,278

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$18,119	$10,927
Cash paid for income and franchise taxes	262	167

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	3,829	5,027
Accrued dividends payable to common stockholders	748	567
Accrued distributions payable to redeemable noncontrolling interests in the OP	939	313
Accrued dividends payable to preferred stockholders	6,094	2,031
Accrued redemptions payable to common stockholders	42,350	1,105
Accrued capital expenditures	3,263	—
Accretion to redemption value of Redeemable Series A preferred stock	560	525
Fair market value adjustment on assumed debt	89	—
Assumed debt on acquisitions	13,582	—
Offering costs accrued	84	284
Issuance of Class A common stock related to DRIP dividends	21,173	10,920
DRIP dividends to common stockholders	(21,173)	(10,920)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	1,487	1,191
DRIP distributions to redeemable noncontrolling interests in the OP	(1,487)	(1,191)
Real estate investments assumed in acquisition of NexPoint Homes through VIE consolidation	326,432	—
Earnest money deposits assumed in acquisition of NexPoint Homes through VIE consolidation	36,838	—
Other assets assumed in acquisition of NexPoint Homes through VIE consolidation	8,729	—
Notes payable assumed in acquisition of NexPoint Homes through VIE consolidation	278,530	—
Other liabilities assumed in acquisition of NexPoint Homes through VIE consolidation	4,607	—
Noncontrolling interests assumed in acquisition of NexPoint Homes through VIE consolidation	41,150	—

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 18, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of September 30, 2022, there were a combined 25,346,922 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 21,542,876 Class A OP Units, or 85.0%, were owned by the Company, 2,691,330 Class B OP Units, or 10.6%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 89,037 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 140,509 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 883,170 Class C OP Units, or 3.4%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.

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

Between November 1, 2018 and September 30, 2022, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 20,220 additional homes and sold 196 homes within the VineBrook reportable segment (see Note 15), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,544 additional homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs and its consolidation of NexPoint Homes, indirectly owned an interest in 26,697 homes (the “Portfolio”) in 20 states as of September 30, 2022. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, renewed on November 1, 2021 and amended on October 25, 2022 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain VineBrook Homes LLC (the “Manager”), an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements are supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Adviser and the Manager, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes.

The Company’s investment objectives are to maximize the cash flow and value of properties owned, acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for its stockholders through targeted management and a renovation program for the homes acquired.

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through a continuous private placement (the “Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “Securities Act”) (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Private Offering closed on September 14, 2022. The initial offering price for Shares sold through the Private Offering was $25.00 per Share. The Company conducted periodic closings and sold Shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

NexPoint Securities, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, served as the sole dealer manager for the Private Offering and Raymond James & Associates, Inc. (“Raymond James”) and other unaffiliated broker-dealers served as placement agents (the “Placement Agents”) through selling agreements (“Selling Agreements”) between each Placement Agent and the Company.

The Company has adopted a Long-Term Incentive Plan (the “2018 LTIP”) whereby the Board, or a committee thereof, may grant awards of restricted stock units of the Company (“RSUs”) or profits interest units in the OP (“PI Units”) to certain employees of the Adviser and the Manager, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). Under the terms of the 2018 LTIP, 426,307 Shares were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2019 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year, provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase (the “Share Reserve”). In addition, the Shares available under the 2018 LTIP may not exceed in the aggregate 10% of the number of OP Units and vested PI Units outstanding at the time of measurement (the “Share Maximum”). Grants may be made annually by the Board, or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP will occur over a period of time as determined by the Board and may include the achievement of performance metrics, also as determined by the Board in its sole discretion.

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the SEC. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2022, the Company has determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP must generally receive approval of the Board to take any actions. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 96% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of September 30, 2022. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).

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

Land	Not depreciated
Buildings	27.5 years
Improvements and other assets	3 - 15 years
Acquired improvements and fixtures	1 - 5 years
Intangible lease assets	6 months

As of September 30, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $2.6 million and $0.9 million, respectively. As of December 31, 2021, the gross balance and accumulated amortization related to the intangible lease assets was $1.0 million and $0.5 million, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized approximately $1.7 million and $2.1 million, respectively, of amortization expense related to the intangible lease assets. For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $4.7 million and $5.8 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the three and nine months ended September 30, 2022 and 2021.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2022	2021	December 31, 2021
Cash	$92,566	$54,786	$54,104
Restricted cash	30,681	18,492	20,893
Total cash and restricted cash	$123,247	$73,278	$74,997

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. As a result of the adoption of ASC 842, Leases, on January 1, 2019, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectable rents; wherein uncollectible rents are netted against rental income. In response to the COVID-19 pandemic, the Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income. For the three months ended September 30, 2022 and 2021, rental income includes $3.0 million and $2.1 million of variable lease payments, respectively. For the nine months ended September 30, 2022 and 2021, rental income includes $7.6 million and $4.5 million of variable lease payments, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding, which excludes any unvested RSUs and PI Units issued pursuant to the 2018 LTIP. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effects of the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares. During periods of net loss, the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares is anti-dilutive and is not included in the calculation of earnings (loss) per share. The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for loss per share:
Net loss	$(14,621)	$(4,799)	$(28,972)	$(6,947)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,226	2,206	6,654	6,619
Net loss attributable to redeemable noncontrolling interests in the OP	(1,782)	(823)	(3,976)	(1,324)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,112)	—	(4,303)	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(113)	—	(113)	—
Net loss attributable to common stockholders	$(11,840)	$(6,182)	$(27,234)	$(12,242)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,124	17,230	24,545	13,511
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	25,124	17,230	24,545	13,511

Earnings (loss) per weighted average common share:
Basic	$(0.47)	$(0.36)	$(1.11)	$(0.91)
Diluted	$(0.47)	$(0.36)	$(1.11)	$(0.91)

(1)

For the three months ended September 30, 2022 and 2021, excludes approximately 4,375,000 shares and 4,135,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive. For the nine months ended September 30, 2022 and 2021, excludes approximately 4,325,000 shares and 4,030,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed  June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook reportable segment, the Company had a geographic market concentration in one market (Cincinnati) that represents more than 10% of the total gross book value of SFR homes as of September 30, 2022.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASC 848 related to replacing the source of hedged transactions and continues evaluating the impact the adoption of this ASU will have on the Company's consolidated financial statements.

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

As of September 30, 2022, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 24,153 properties in the VineBrook reportable segment and 2,544 properties in the NexPoint Homes reportable segment, through 12 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of September 30, 2022, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 7) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	66	$6,048	100%	Yes	$5,048
NREA VB II, LLC	167	16,568	100%	Yes	10,742
NREA VB III, LLC	1,322	121,675	100%	Yes	71,115
NREA VB IV, LLC	385	37,438	100%	Yes	24,283
NREA VB V, LLC	1,829	127,264	100%	Yes	108,384
NREA VB VI, LLC	298	28,059	100%	Yes	18,324
NREA VB VII, LLC	36	3,081	100%	Yes	2,989
True FM2017-1, LLC	211	19,072	100%	Yes	10,168
VB One, LLC	13,926	1,766,912	100%	No	1,195,000
VB Two, LLC	1,853	170,377	100%	No	124,462
VB Three, LLC	3,890	545,477	100%	No	320,000
VB Five, LLC	170	18,348	100%	Yes	8,824
NexPoint Homes	2,544	743,872	96%	No	467,254
	26,697	$3,604,191			$2,366,593	(2)

(1)

Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC and VB Three, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.

(2)

In addition to the debt allocated to the SPEs noted above, as of September 30, 2022, NexPoint Homes had approximately $100.1 million of debt (excluding amounts owed to the OP from NexPoint Homes., as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes (as defined in Note 13) as of September 30, 2022.

4. Real Estate Assets

As of September 30, 2022, the Company, through the OP and its SPE subsidiaries, owned 26,697 homes, including 24,153 homes in the VineBrook reportable segment and 2,544 homes in the NexPoint Homes reportable segment. As of  December 31, 2021, the Company only had one reportable segment, VineBrook, and through the OP and its SPE subsidiaries, owned 16,891 homes. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total
Gross Real Estate, December 31, 2021	$334,191	$1,391,786		$971	$81	$1,727,029
Additions	318,027	1,554,693	(2)	5,908	10,797	1,889,425
Write-offs	—	—		(4,273)	—	(4,273)
Dispositions	—	—		—	(7,990)	(7,990)
Gross Real Estate, September 30, 2022	652,218	2,946,479		2,606	2,888	3,604,191
Accumulated depreciation and amortization	—	(140,250)		(859)	—	(141,109)
Net Real Estate, September 30, 2022	$652,218	$2,806,229		$1,747	$2,888	$3,463,082

(1)	Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)	Includes capitalized interest of approximately $7.5 million and other capitalizable costs outlined in (1) above of approximately $6.5 million.

During the three months ended September 30, 2022 and 2021, the Company recognized depreciation expense of approximately $27.0 million and $12.8 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized depreciation expense of approximately $64.2 million and $29.7 million, respectively.

Acquisitions and dispositions

During the nine months ended September 30, 2022, the Company, through the OP, acquired 7,348 homes, including the homes in the portfolios discussed below, and disposed of 86 homes within the VineBrook reportable segment. On June 8, 2022, the Company, through its consolidated investment in NexPoint Homes, assumed 1,242 homes, and NexPoint Homes subsequently acquired 1,302 homes. As of September 30, 2022, NexPoint Homes owns 2,544 homes. See Note 5 for additional information about NexPoint Homes.

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

On August 25, 2022, the Company, through the OP, purchased a portfolio of approximately 1,030 homes located across 10 states, with the largest concentration in the midwestern and southern United States (the “Global Atlantic Portfolio”) for approximately $217.0 million. See the table below for more information about the Global Atlantic Portfolio as of the acquisition date:

Market	State	# of Homes
Birmingham	AL	147
Columbia	SC	145
Kansas City	MO, KS	143
Jackson	MS	122
St. Louis	MO	87
Cincinnati	OH, KY	71
Montgomery	AL	68
Huntsville	AL	58
Indianapolis	IN	44
Triad	NC	41
Charleston	SC	33
Augusta	GA, SC	32
Columbus	OH	20
Dayton	OH	12
Greenville	SC	7
Total		1,030

Held for sale properties

The Company periodically classifies real estate assets as held for sale when certain criteria are met, in accordance with GAAP. Once the Company begins marketing an asset or determines that it will pursue marketing an asset, the asset becomes classified as held for sale. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2022, there are 35 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $2.9 million.

5. NexPoint Homes Investment

During the nine months ended September 30, 2022, the Company, through its taxable REIT subsidiary (“the TRS”), invested approximately $100.8 million in Ensign Peak Realty, LLC (“Ensign”), an owner and operator of SFR homes. This investment was redeemed in full on June 8, 2022 in connection with the formation of NexPoint Homes, described below.

Formation of NexPoint Homes - Contribution Agreements

On June 8, 2022, the Company, through the OP, entered into a contribution agreement (the “Contribution Agreement”) with NexPoint Homes, which is externally advised by an affiliate of our Adviser. In accordance with the Contribution Agreement, the OP contributed $50.0 million to NexPoint Homes in exchange for 2,000,000 shares of Class A common stock, par value $0.01 per share of NexPoint Homes (the “NexPoint Homes Class A Shares”). The NexPoint Homes Class A Shares were issued and valued at $25.00 per share.

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

On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Note and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations.

On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of September 30, 2022, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $233.6 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.

See Note 7 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.

Consolidation of NexPoint Homes

Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and has the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns approximately 96% of the outstanding equity of NexPoint Homes as of  September 30, 2022 and the parties that beneficially own over 99% of the SFR OP are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.

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

Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At September 30, 2022, the Company had no material unrealized or realized gains or losses related to the investment.

7. Debt

On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022 and May 20, 2022. The amended recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for the applicable interest period (“one-month term SOFR”), or daily SOFR for the applicable interest period, plus a margin of 0.1% plus an applicable rate ranging from 1.6% to 2.45% depending on the Company’s consolidated total leverage ratio. Under the amended recast Warehouse Facility, the OP has the right to increase the total commitments available for borrowing, which may take the form of an increase in revolving commitments or one or more tranches of term loan commitments, up to $1.2 billion.

On September 13, 2022, the Company received increased commitments of $200.0 million on the Warehouse Facility, incurring $3.3 million of deferred financing costs, and then drew $200.0 million on the Warehouse Facility. As of September 30, 2022, approximately $1.2 billion was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at a daily SOFR plus 2.85%. As of September 30, 2022, the JPM Facility has $180.0 million of available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. The JPM Facility currently matures on March 1, 2023. Management is in the process of extending or refinancing the facility with the existing lender. If the Company is not able to complete an extension or refinancing with the existing lender, management believes it has sufficient access to other potential sources of capital, including through raising equity, securing new debt or selling a portion of the portfolio to repay the debt upon maturity.

On January 13, 2022, in connection with the acquisition of a 98-home portfolio, the OP (as guarantor) assumed an approximately $4.6 million Freddie Mac mortgage loan (the “Hatchway Broadmoor Mortgage”) with Arbor Agency Lending, LLC as a result of the OP’s acquisition of Hatchway Broadmoor, LLC. The Hatchway Broadmoor Mortgage is secured by properties in Hatchway Broadmoor, LLC and an equity pledge in Hatchway Broadmoor, LLC and bears interest at a fixed rate equal to 5.35%. The Hatchway Broadmoor Mortgage matures and is due in full on February 1, 2029 and requires monthly principal and interest payments. On August 19, 2022, the OP incurred a prepayment penalty of approximately $0.6 million and repaid the full balance of the Hatchway Broadmoor Mortgage which extinguished the Hatchway Broadmoor Mortgage.

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

On August 25, 2022, in connection with the acquisition of the Global Atlantic Portfolio, the Company entered into a bridge credit agreement through the OP with KeyBank National Association, and borrowed $165.0 million (the “Bridge Facility II”). The Bridge Facility II accrued interest at one-month term SOFR plus a margin of 2.6%. On September 2, 2022, the Company drew an additional $35.0 million on the Bridge Facility II. On September 13, 2022, the Company repaid the outstanding principal balance on the Bridge Facility II, which extinguished the Bridge Facility II. In connection with the extinguishment of the Bridge Facility II, the Company incurred a loss on extinguishment of debt of approximately $1.8 million, which is presented on the consolidated statements of operations and comprehensive income (loss).

In addition to the debt agreements discussed above for the VineBrook reportable segment, as of September 30, 2022, the NexPoint Homes reportable segment had $567.4 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of the NexPoint Homes MetLife Note 1, the NexPoint Homes Metlife Note 2 (as defined below), NexPoint Homes KeyBank Facility and the SFR OP Convertible Notes (as defined in Note 13). See the summary table below for further information on the debt of the NexPoint Homes Reportable Segment.

On August 12, 2022, a subsidiary of SFR OP as borrower closed a $200 million delayed draw facility with Metropolitan Life Insurance Company, as lender (the “NexPoint Homes MetLife Note 2”). The NexPoint Homes MetLife Note 2 matures on August 12, 2027 and bears interest at a fixed rate of 5.44%. As of September 30, 2022, approximately $171.2 million has been drawn on the NexPoint Homes MetLife Note 2.

On August 12, 2022, a subsidiary of SFR OP as borrower closed a $75 million revolver facility with KeyBank, as lender (the “NexPoint Homes KeyBank Facility”). The NexPoint Homes KeyBank Facility on August 12, 2025 and bears interest at a floating rate of 185 to 260 basis points depending on the borrower’s leverage ratio over the SOFR. As of September 30, 2022, approximately $62.5 million has been drawn on the NexPoint Homes KeyBank Facility.

As of September 30, 2022, the Company is in compliance with all debt covenants in all of its debt agreements.

The weighted average interest rate of the Company’s debt was 4.9333% as of September 30, 2022 and 2.3707% as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.3747% and 2.9171%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of September 30, 2022, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.9508% on its combined $1.3 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for one-month LIBOR, daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.3 billion of the Company’s floating rate indebtedness (see Note 8).

For full descriptions of the debt arrangements not included in this Form 10-Q, please see Note 6 to the consolidated financial statements in our Annual Report.

The following table contains summary information concerning the Company’s debt as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		Outstanding Principal as of
	Type	September 30, 2022	December 31, 2021	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$240,885	$241,269	4.69%	12/1/2025
Warehouse Facility	Floating	1,195,000	160,000	4.84%	11/3/2024	(2)
JPM Facility	Floating	320,000	240,000	5.83%	3/1/2023
MetLife Note	Fixed	124,462	124,689	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,168	10,387	5.35%	2/1/2028
CoreVest Note	Fixed	—	2,338	6.12%	1/9/2023
Crestcore II Note	Fixed	4,671	—	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,153	—	5.12%	7/9/2029
NexPoint Homes MetLife Note 1	Fixed	233,545	—	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	171,209	—	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	62,500	—	5.24%	8/12/2025
SFR OP Convertible Notes (3)	Fixed	100,100	—	7.50%	6/30/2027
		$2,466,693	$778,683
Debt premium, net (4)		396	416
Deferred financing costs, net of accumulated amortization of $12,651 and $5,325, respectively		(15,714)	(10,554)
		$2,451,375	$768,545

(1)

Represents the interest rate as of September 30, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of September 30, 2022 was 3.1427%, daily SOFR as of  September 30, 2022 was 2.9800% and one-month term SOFR as of September 30, 2022 was 3.0421%.

(2)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.

(3)	The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.

(4)

The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2022 are as follows (in thousands):

	Total
2022	$586
2023	323,541
2024	3,699
2025	1,491,700	(1)
2026	124,867
Thereafter	522,300
Total	$2,466,693

(1)	Assumes the Company exercises the 12-month extension option on the Warehouse Facility.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended September 30, 2022 and 2021, amortization of deferred financing costs of approximately $2.3 million and $1.1 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, amortization of deferred financing costs of approximately $5.6 million and $2.7 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt

Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the nine months ended September 30, 2022 and 2021, the Company wrote-off deferred financing costs of approximately $3.5 million and $0.0 million, respectively, which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).

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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy.

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

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into 12 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $970.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to those amounts with a weighted average fixed rate of 2.0902%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of September 30, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	One-Month LIBOR	20,000	0.9140%
				$320,000	1.4309%	(2)

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
3/31/2022	11/1/2025	KeyBank	Daily SOFR	$100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6860%
				$650,000	2.4148%	(2)

(1)	As of September 30, 2022, one-month LIBOR was 3.1427% and daily SOFR was 2.9800%.

(2)

Represents the weighted average fixed rate of the interest rate swaps for one-month LIBOR interest rate swaps and daily SOFR interest rate swaps, respectively, which have a combined weighted average fixed rate of 2.0902%.

For the three months ended September 30, 2022 and 2021, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $29.4 million and $1.1 million of unrealized gain, respectively, related to the change in fair value of the interest rate hedges. For the nine months ended September 30, 2022 and 2021, on the consolidated statements of operations and comprehensive income (loss), the Company recognized approximately $54.9 million and $7.4 million of unrealized gain, respectively, related to the change in fair value of the interest rate hedges.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On April 13, 2022, the Company, through the OP, paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA (“Goldman”) with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR at 1.50% on $300.0 million of floating rate debt. The interest rate cap expires on November 1, 2025.

As of September 30, 2022, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of September 30, 2022	Strike Rate
Interest Rate Cap	$300,000	Warehouse Facility	One-Month Term SOFR	3.0421%	1.50%

For the three and nine months ended September 30, 2022, on the consolidated statements of operations and comprehensive income (loss), the Company recognized an $8.2 million and $10.3 million reduction in interest expense, respectively, related to the change in fair value of the interest rate cap.

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$51,277	$—	$—	$3,590

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	22,454	—	—	—
Total		$73,731	$—	$—	$3,590

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

9. Stockholders’ Equity

The Company issued Shares under the Private Offering and issues shares under the Company’s distribution reinvestment program (the “DRIP”). Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share. During the nine months ended September 30, 2022, the Company issued approximately 4,065,000 Shares under the Private Offering and DRIP for proceeds of approximately $220.1 million.

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

As of September 30, 2022, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2021	377,704		$12,405
Granted	185,111		10,022
Vested	(54,028)	(2)	(1,854)
Forfeited	(2,036)		(80)
Outstanding September 30, 2022	506,751		$20,493

(1)

Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 49,659 Shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
December 10, 2022	18,425
February 15, 2023	22,591
February 17, 2023	30,331
May 11, 2023	21,217
December 10, 2023	18,426
February 15, 2024	22,591
February 17, 2024	22,019
May 11, 2024	21,217
February 14, 2025	22,591
February 17, 2025	22,019
February 17, 2026	22,019
Upon successful completion of IPO	263,305
506,751

For the three months ended September 30, 2022 and 2021, the Company recognized approximately $0.9 million and $0.6 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $2.6 million and $1.7 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

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

The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2021	$196,362
Net loss attributable to redeemable noncontrolling interests in the OP	(3,976)
Contributions by redeemable noncontrolling interests in the OP	10,276
Distributions to redeemable noncontrolling interests in the OP	(7,261)
Redemptions by redeemable noncontrolling interests in the OP	(350)
Equity-based compensation	2,109
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	8,349
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	34,032
Redeemable noncontrolling interests in the OP, September 30, 2022	$239,541

As of September 30, 2022, the Company held 21,542,876 Class A OP Units, NREO held 2,691,330 Class B OP Units, NRESF held 89,037 Class C OP Units, GAF REIT held 140,509 Class C OP Units and the VineBrook Contributors and other Company insiders held 883,170 Class C OP Units.

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

PI Unit Grants Under the 2018 LTIP

In connection with the 2018 LTIP, PI Units have been issued to key personnel, senior management and executives of the Manager. On April 19, 2019, a total of 40,000 PI Units were granted; on November 21, 2019, a total of 80,399 PI Units were granted; on May 11, 2020, a total of 219,826 PI Units were granted; on November 30, 2020, a total of 11,764 PI Units were granted; on May 31, 2021, a total of 246,169 PI Units were granted; and on August 10, 2022, a total of 27,849 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted in 2019 generally fully vest over a period of two to four years. The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an initial public offering and the PI Units granted on November 30, 2020 vest 100% ratably over four years or alternatively 100% on the successful completion of an initial public offering. The PIU Units granted on August 10, 2022 generally vest ratably over five years. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Shares. Any unvested PI Unit granted to an employee of the Manager is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Manager. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

As of September 30, 2022, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2021	498,590	$16,965
Granted	27,849	1,719
Vested	(57,309)	(1,964)
Forfeited	(11,933)	(434)
Outstanding September 30, 2022	457,197	$16,286

(1)

Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $27.88 for the April 19, 2019 grant, $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant, $38.29 for the May 31, 2021 grant and $61.74 for the August 10, 2022 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
November 1, 2022	7,200
November 21, 2022	18,425
November 30, 2022	1,470
March 30, 2023	29,831
May 11, 2023	27,478
August 10, 2023	5,570
November 1, 2023	7,200
November 21, 2023	18,425
November 30, 2023	1,470
March 30, 2024	29,831
April 25, 2024	5,171
May 11, 2024	27,478
May 27, 2024	398
November 30, 2024	1,470
March 30, 2025	29,831
April 25, 2025	5,171
May 27, 2025	398
April 25, 2026	5,171
May 27, 2026	398
April 25, 2027	5,171
May 27, 2027	398
Upon successful completion of IPO*	229,242
457,197

*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2022, November 30, 2023 and November 30, 2024.

For the three months ended September 30, 2022 and 2021, the OP recognized approximately $0.7 million and $0.7 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, the OP recognized approximately $2.1 million and $1.7 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).

The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2022	24,696,441	3,725,832	28,422,273
June 30, 2022	24,960,485	3,740,441	28,700,926
September 30, 2022	24,761,177	3,804,046	28,565,223

Redeemable Noncontrolling Interests in Consolidated VIEs

Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”). During the nine months ended September 30, 2022, redeemable noncontrolling interests in consolidated VIEs contributed approximately $108.5 million and had a net loss attributable to redeemable noncontrolling interests in consolidated VIEs of approximately $4.3 million. As of September 30, 2022, an adjustment to reflect the redemption value of the redeemable noncontrolling interests in consolidated VIEs of approximately $4.3 million was recognized. As of September 30, 2022, the redeemable noncontrolling interests in consolidated VIEs was approximately $108.5 million on the consolidated balance sheets.

Noncontrolling Interests in Consolidated VIEs

NexPoint Homes has issued NexPoint Homes Class A Shares and NexPoint Homes Class I common stock, par value $0.01 (the “NexPoint Homes Class I Shares,” collectively with NexPoint Homes Class A Shares, the “NexPoint Homes Shares”). Interests in NexPoint Homes are represented by NexPoint Homes Shares. Both classes of NexPoint Homes Shares have the same rights and value.

Capital contributions, distributions, and profits and losses are allocated to NexPoint Homes Shares not held by the Company (the “noncontrolling interests in consolidated VIEs”). During the nine months ended September 30, 2022, noncontrolling interests in consolidated VIEs contributed approximately $3.0 million and had a net loss attributable to noncontrolling interests in consolidated VIEs of approximately $0.1 million. As of September 30, 2022, the noncontrolling interests in consolidated VIEs was approximately $2.8 million on the consolidated balance sheets.

11. Redeemable Series A Preferred Stock

The Company has issued 5,000,000 Preferred Shares as of September 30, 2022. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions.

The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2021	5,000,000	$120,896
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	—
Net income attributable to Redeemable Series A preferred stockholders	—	6,094
Dividends declared to Redeemable Series A preferred stockholders ($1.21875)	—	(6,094)
Accretion to redemption value	—	560
Redeemable Series A preferred stock, September 30, 2022	5,000,000	$121,456

12. Income Taxes

The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the nine months ended September 30, 2022 or 2021.

If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2022, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.

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

The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of September 30, 2022. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

For the three months ended September 30, 2022 and 2021, the Company incurred advisory fees of approximately $4.3 million and $2.3 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, the Company incurred advisory fees of approximately $11.2 million and $5.6 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

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

Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. For the nine months ended  September 30, 2022 and  September 30, 2021, $0.4 million and $0.8 million, respectively, was recorded as a Manager Cap rebate as reductions to property management fees on the consolidated statements of operations.

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

The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, of which approximately $6.2 million and $2.6 million is due to the Manager and included in accounts payable and other accrued liabilities on the consolidated balance sheets as of September 30, 2022 and 2021, respectively, under the terms of Management Agreements and Side Letter, for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location on Financial Statements	2022	2021	2022	2021
Fees Incurred
Property management fees	Statement of Operations	$3,249	$1,756	$9,691	$5,810
Acquisition fees	Balance Sheet	3,650	1,126	9,705	8,072
Construction supervision fees	Balance Sheet	4,562	1,667	12,182	4,681

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	6,997	4,165	19,465	10,953
Other reimbursements	Balance Sheet and Statement of Operations	515	229	1,282	566
Totals		$18,973	$8,943	$52,325	$30,082

Internalization of the Adviser or the Manager

The Company may acquire all of the outstanding equity interests of the Adviser, the Manager or both (an “Internalization”) under certain provisions (a “Purchase Provision”) of the Advisory Agreement or the Side Letter to effect an Internalization upon the payment of a certain fee (an “Internalization Fee”). If the Company determines to acquire the equity interests of the Adviser, the applicable Purchase Provision of the Advisory Agreement provides that the Adviser must first agree to such acquisition and that the Company will pay the Adviser an Internalization Fee equal to three times the total of the prior 12 months’ advisory fee, payable only in capital stock of the Company. If the Company determines to acquire the equity interests of Manager, the applicable Purchase Provision of the Side Letter provides the Company has a right to do so and that the Company will pay the Manager an Internalization Fee equal to $6.5 million plus 50% of the subtraction of $6.5 million from three times the total of the prior 12 months’ property management fee, payable in cash, Shares or Class C OP Units. The OP may also acquire the equity interests of the Manager on the same terms under the applicable Purchase Provision.

In accordance with the Side Letter, on June 28, 2022, the OP notified the Manager that it elected to exercise its Purchase Provision of the Manager. As of September 30, 2022, the Internalization of the Manager has not closed. The Company expects to close the Internalization of the Manager in the fourth quarter of 2022, following which the services previously provided by the Manager will be internally managed, although there can be no assurance that the transaction will close on this timeline or at all. Certain additional conditions and limitations apply to the Internalizations, including but not limited to caps on the Internalization Fees. The Company expects any equity issued in satisfaction of an Internalization Fee to be valued at the NAV per share in effect on May 31, 2022, the date used to calculate the Internalization Fee under the Purchase Provision.

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

Advance Acquisition and Construction Fee Advances Paid to the Manager

Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item due from Manager on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company recorded no receivable for Fee Advances.

Backstop Loans to the Manager

Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item due from Manager on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.

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

NexBank

The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. As of September 30, 2022, the REIT and OP have approximately $0.9 million and $42.4 million, respectively, in cash at NexBank.

NexPoint Homes Transactions

In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of September 30, 2022, these affiliates had contributed approximately $109.8 million of equity to NexPoint Homes. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of September 30, 2022, the total principal outstanding on the SFR OP Convertible Notes was approximately $100.1 million which is included in notes payable on the consolidated balance sheets.

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

On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. No fees were collected by the NexPoint Homes Adviser in connection with the NexPoint Homes Advisory Agreement during the nine months ended September 30, 2022.

The NexPoint Homes portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement, dated June 8, 2022 (the “NexPoint Homes Management Agreement”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee and an asset management fee. The acquisition fee is paid at closing of homes and the construction fee and asset management fee are paid monthly in arrears. Approximately $0.1 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the nine months ended September 30, 2022.

14. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

An entity purchased by the OP as a part of the Formation Transaction, the Huber Transaction Sub, LLC (“Huber”), had potential liability exposure to a legacy environmental issue related to a 1988 petroleum release from an underground storage tank located on a property subsequently not purchased by Huber. The owner of the property prior to Huber has assumed the defense of alleged environmental violations and is proceeding with the required regulatory investigation and remediation of the underground storage tank release clean up. Huber received an indemnification, and the Company and the OP in turn received an indemnification, which was evidenced by approximately $2.6 million of proceeds in an escrow account (the “Indemnification Escrow”) that is for the benefit of the Company and the OP in the event the prior owner fails to perform their obligations in regard to any required remediation of the issue. On January 27, 2021, the Indemnification Escrow was released and this matter was fully resolved.

15. Segment Information

Reportable Segments

Following the formation of NexPoint Homes, the Company has two reportable segments. For the three and nine months ended September 30, 2022, the majority of the Company’s operations are included within the Company’s primary reportable segment, VineBrook, as the NexPoint Homes reportable segment was recently formed on June 8, 2022. For the three and nine months ended September 30, 2021, the Company had one reportable segment, VineBrook. All corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended September 30,
	2022			2021
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$64,587	$74,900	$(10,453)	$41,887	$46,662	$(4,799)
NexPoint Homes	9,051	13,219	(4,168)	—	—	—
Total Company	$73,638	$88,119	$(14,621)	$41,887	$46,662	$(4,799)

	For the Nine Months Ended September 30,
	2022			2021
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$177,962	$199,686	$(21,810)	$112,336	$118,959	$(6,947)
NexPoint Homes	10,297	17,459	(7,162)	—	—	—
Total Company	$188,259	$217,145	$(28,972)	$112,336	$118,959	$(6,947)

The following presents select balance sheet data for the reportable segments (in thousands):

	As of September 30, 2022			As of December 31, 2021
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,857,431	$743,872	$3,601,303	$1,726,948	$—	$1,726,948
Accumulated depreciation and amortization	(135,262)	(5,847)	(141,109)	(76,789)	—	(76,789)
Net operating real estate investments	2,722,169	738,025	3,460,194	1,650,159	—	1,650,159
Real estate held for sale, net	2,888	—	2,888	81	—	81
Net real estate investments	2,725,057	738,025	3,463,082	1,650,240	—	1,650,240
Other assets	220,816	67,559	288,375	108,085	—	108,085
Total assets	$2,945,873	$805,584	$3,751,457	$1,758,325	$—	$1,758,325

Liabilities
Debt payable, net	$1,886,042	$565,333	$2,451,375	$768,545	$—	$768,545
Other liabilities	139,904	15,237	155,141	89,574	—	89,574
Total liabilities	$2,025,946	$580,570	$2,606,516	$858,119	$—	$858,119

16. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Acquisitions

Subsequent to September 30, 2022, the Company acquired 432 homes in the VineBrook reportable segment for a purchase price of approximately $52.9 million.

Fourth Quarter 2022 Dividends

On October 14, 2022, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of October 17, 2022 that will be paid on December 30, 2022. On October 24, 2022, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of November 15, 2022 that will be paid on December 30, 2022. On October 24, 2022, the Company approved a preferred stock dividend of $0.40625 per share for holder of record of Preferred Shares as of December 23, 2022, which will be paid on January 10, 2023. On October 24, 2022, the Company approved a preferred stock dividend of $0.40625 per share for holder of record of Preferred Shares as of December 23, 2022, which will be paid on January 10, 2023.

NAV Determination

In accordance with the Valuation Methodology, on October 31, 2022, the Company determined that its NAV per share calculated on a fully diluted basis was $62.97 as of September 30, 2022. In accordance with provisions in the OP LPA, the value of the OP Units per OP Unit was also increased to $62.97. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.

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

As of September 30, 2022, our VineBrook Portfolio consisted of 24,153 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of September 30, 2022, the VineBrook Portfolio had occupancy of approximately 81.9% with a weighted average monthly effective rent of $1,142 per occupied home. As of September 30, 2022, the VineBrook Portfolio had a stabilized occupancy of approximately 94.3% with a weighted average monthly stabilized effective rent of $1,160 per occupied home and 51.5% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of September 30, 2022, there were 25,346,922 OP Units outstanding, of which 21,542,876 Class A OP Units, or 85.0% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.

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

On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through the Private Offering under Regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Private Offering closed on September 14, 2022. The initial offering price for Shares sold through the Private Offering was $25.00 per share. The Company sold Shares in periodic closings at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. For sales through Raymond James, the purchaser subscribed for a gross amount based on NAV per share and separately paid the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribed for a gross amount based on a public offering price (“POP”), which includes the applicable upfront fees and commissions. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.

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

The Internalization

Most of the VineBrook Portfolio is managed by the Manager pursuant to the terms of the Management Agreements, the Manager and various wholly owned subsidiaries of the OP that own the SPEs. The Manager is responsible for the day-to-day management of the properties, leasing the properties, managing tenant situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of SFR properties. In addition, the Manager is generally responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the Investment Committee or pursuant to authority delegated to the Manager by the Investment Committee.

The Management Agreements are supplemented by the Side Letter, under the terms of which the Company and the OP have the right and option (but not the obligation) to purchase all of the equity interests of the Manager (the “Internalization”) at a price calculated by a formula specified in the Side Letter (the “Call Right”). The purpose of the Call Right is to provide the Company and the OP with the ability to internally perform the responsibilities and obligations of the Manager under the Management Agreements. On June 28, 2022, the Company sent a notice (the “Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its Call Right and internalize the Manager. As a result of sending the Call Right Notice, the price the Company will pay the Internalization Fee to acquire the Manager of $20.3 million which was fixed based on May 30, 2022 data. The Internalization Fee will be paid in a combination of common stock, OP Units and/or cash.

The Internalization process is being overseen by an independent special committee of the Board, comprised of all the members of the Board except Dana Sprong. The Company expects to close the Internalization in the fourth quarter of 2022, following which the services previously provided by the Manager will be internally managed, although there can be no assurance that the transaction will close on this timeline or at all. The Company also expects to make one-time equity grants under the LTIP to the employees who the Company hires in connection with the Internalization.

Following the Internalization, the Manager’s internalized employees will continue to be responsible for the day-to-day management of the properties, the identification of potential SFR properties and the acquisition and disposition of SFR properties. The Adviser’s duties will not change as a result of the Internalization. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. This may continue to be the case even after the Internalization is complete.

Tusk and Siete Portfolio Acquisitions

On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). The Company does not expect to close the acquisitions of the Tusk Portfolio or the Siete Portfolio in 2022.

Our VineBrook Portfolio

Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of September 30, 2022 and 2021, the VineBrook Portfolio consisted of 24,153 and 15,787 homes, respectively, in 18 and 16 states, respectively. As of September 30, 2022 and 2021, the VineBrook Portfolio had an occupancy of 81.9% and 82.6%, respectively, and a weighted average monthly effective rent of $1,142 and $1,059, respectively, per occupied home. As of September 30, 2022 and 2021, the occupancy of stabilized homes in our VineBrook Portfolio was 94.3% and 94.8%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,160 and $1,051, respectively. As of September 30, 2022 and 2021, 51.5% and 51.1%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with tenants in place. The table below provides summary information regarding our VineBrook Portfolio as of September 30, 2022.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,326	90.9%	$1,199	2,374	95.5%	$1,217
Dayton	OH	2,889	88.8%	1,100	2,388	96.0%	1,092
Columbus	OH	1,644	92.2%	1,170	1,357	96.8%	1,173
St. Louis	MO	2,419	72.2%	1,066	812	87.1%	1,072
Indianapolis	IN	1,465	89.1%	1,155	800	94.8%	1,185
Birmingham	AL	1,093	89.8%	1,197	328	92.7%	1,196
Columbia	SC	1,046	85.2%	1,252	289	94.8%	1,293
Kansas City	MO, KS	1,175	90.0%	1,172	574	95.3%	1,152
Jackson	MS	1,275	60.1%	1,138	423	93.4%	1,171
Memphis	TN, MS	1,778	70.9%	967	605	92.4%	999
Augusta	GA, SC	827	71.3%	1,056	227	93.4%	1,209
Milwaukee	WI	1,008	68.6%	1,129	333	89.8%	1,255
Atlanta	GA	784	86.6%	1,282	29	79.3%	1,705
Pittsburgh	PA	490	60.2%	1,037	171	94.2%	1,133
Pensacola	FL	300	96.3%	1,324	63	90.5%	1,426
Greenville	SC	381	86.6%	1,207	149	91.3%	1,376
Little Rock	AR	390	50.5%	978	166	88.0%	1,007
Huntsville	AL	299	78.9%	1,261	104	91.3%	1,293
Raeford	NC	250	97.2%	1,014	45	97.8%	1,156
Portales	NM	350	95.7%	1,066	36	100.0%	1,093
Omaha	NE, IA	295	83.4%	1,176	185	96.2%	1,193
Triad	NC	265	83.0%	1,196	106	98.1%	1,250
Montgomery	AL	336	79.8%	1,176	155	92.3%	1,162
Charleston	SC	33	87.9%	1,351	—	n/a	n/a
Sub-Total/Average		24,118	81.9%	$1,142	11,719	94.3%	$1,160
Held for Sale		35	n/a	n/a	n/a	n/a	n/a
Total/Average		24,153	81.9%	$1,142	11,719	94.3%	$1,160

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

NexPoint Homes Portfolio

NexPoint Homes is an owner and operator of SFR homes for lease. As of September 30, 2022, the NexPoint Homes portfolio consisted of 2,544 SFR homes primarily located in the midwestern and southeastern United States. As of September 30, 2022, NexPoint Homes had occupancy of approximately 89.3% with a weighted average monthly effective rent of $1,769 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. See Note 5, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.

The table below provides summary information regarding the NexPoint Homes portfolio as of September 30, 2022.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent
Fayetteville	AR	440	94.1%	$1,487
Little Rock	AR	211	88.2%	1,325
Oklahoma City	OK	518	80.5%	1,509
Tulsa	OK	172	89.0%	1,522
Atlanta	GA	211	97.6%	1,986
San Antonio	TX	199	95.0%	1,587
Dallas/Fort Worth	TX	51	94.1%	2,169
Memphis	TN, MS	158	93.7%	1,399
Kansas City	MO, KS	146	95.9%	1,780
Birmingham	AL	133	94.0%	1,483
Huntsville	AL	71	90.1%	1,875
Charlotte	NC	61	88.5%	1,858
Triad	NC	50	82.0%	1,660
Other (1)	KS, AL, FL, TX	123	68.2%	1,778
Sub-Total/Average		2,544	89.3%	$1,769
Held for Sale		—	n/a	n/a
Total/Average		2,544	89.3%	$1,769

(1) Contains markets that have less than 50 homes which include Orlando, Tampa, Jacksonville, Austin, Houston, Mobile and Wichita.

The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three and nine months ended September 30, 2022 (in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Total revenues	$9,051	$10,297
Total expenses	13,219	17,459
Net loss	$(4,168)	$(7,162)

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

Interest expense. Interest expense primarily includes the cost of interest expense on debt, payments and receipts related to our interest rate derivatives, the change in fair value of interest rate derivatives not designated as hedges and the amortization of deferred financing costs. Certain interest costs are capitalized in accordance with our capitalization policy.

Loss on extinguishment of debt. Loss on extinguishment of debt includes prepayment penalties and defeasance costs, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt and other costs incurred in a debt extinguishment.

Gain/(loss) on sales of real estate. Gain/(loss) on sales of real estate includes the gain or loss recognized upon sales of homes. Gain/(loss) on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the homes.

Casualty gain/(loss). Casualty gain/(loss) includes the gain or loss incurred on homes, net of insurance proceeds received, that experience an unexpected and unusual event such as a natural disaster or fire.

Consolidated Results of Operations for the Three Months Ended September 30, 2022 and 2021

The three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table sets forth a summary of our consolidated operating results for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change
Total revenues	$73,638	$41,887	$31,751
Total expenses	(88,119)	(46,662)	(41,457)
Loss on sales of real estate	(224)	(175)	(49)
Casualty gain, net of insurance proceeds	84	151	(67)
Net loss	(14,621)	(4,799)	(9,822)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,226	2,206	20
Net loss attributable to redeemable noncontrolling interests in the OP	(1,782)	(823)	(959)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,112)	—	(3,112)
Net loss attributable to noncontrolling interests in consolidated VIEs	(113)	—	(113)
Net loss attributable to common stockholders	$(11,840)	$(6,182)	$(5,658)

The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, advisory fees, property general and administrative expenses, depreciation and amortization, interest expense, and loss on extinguishment of debt, partially offset by an increase in rental income.

Revenues

Rental income. Rental income was $71.6 million for the three months ended September 30, 2022 compared to $40.8 million for the three months ended September 30, 2021, which was an increase of $30.8 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Other income. Other income was $2.0 million for the three months ended September 30, 2022 compared to $1.1 million for the three months ended September 30, 2021, which was an increase of $0.9 million. The increase between the periods was primarily due to our acquisition activity over the past year.

Expenses

Property operating expenses. Property operating expenses were $12.6 million for the three months ended September 30, 2022 compared to $8.3 million for the three months ended September 30, 2021, which was an increase of $4.3 million. The increase between the periods was primarily due to our acquisition activity in 2022. For the three months ended September 30, 2022 and 2021, turn costs represented approximately 15% and 13%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $12.3 million for the three months ended September 30, 2022 compared to $8.2 million for the three months ended September 30, 2021, which was an increase of $4.1 million. The increase between the periods was primarily due to our acquisition activity in 2022 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $3.8 million for the three months ended September 30, 2022 compared to $1.8 million for the three months ended September 30, 2021, which was an increase of $2.0 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Advisory fees. Advisory fees were $4.3 million for the three months ended September 30, 2022 compared to $2.3 million for the three months ended September 30, 2021, which was an increase of $2.0 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.7 million for the three months ended September 30, 2022 compared to $2.0 million for the three months ended September 30, 2021, which was an increase of $0.7 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $4.4 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021, which was an increase of $2.9 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Depreciation and amortization. Depreciation and amortization costs were $28.7 million for the three months ended September 30, 2022 compared to $14.9 million for the three months ended September 30, 2021, which was an increase of $13.8 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Interest expense. Interest expense was $16.9 million for the three months ended September 30, 2022 compared to $7.8 million for the three months ended September 30, 2021, which was an increase of $9.1 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding and witnessed an increase in our weighted average interest rate during 2022, partially offset by the change in fair value of interest rate derivatives included in interest expense. The following table details the various costs included in interest expense for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change
Gross interest cost	$19,521	$9,027	$10,494
Capitalized interest	(2,646)	(1,275)	(1,371)
Total	$16,875	$7,752	$9,123

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.5 million for the three months ended September 30, 2022 compared to no loss on extinguishment of debt for the three months ended September 30, 2021, which was an increase of $2.5 million. The increase between the periods was due to the extinguishment of the Bridge Facility II and the Hatchway Broadmoor Mortgage which occurred during the three months ended September 30, 2022.

Gain/(loss) on sales of real estate. Loss on sales of real estate was $0.2 million for the three months ended September 30, 2022 and 2021.

Casualty gain/(loss), net of insurance proceeds. Casualty gain, net of insurance proceeds, was $0.1 million for the three months ended September 30, 2022 and $0.2 million for the three months ended September 30, 2021, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a slight decrease in net insurance proceeds received in 2022.

Consolidated Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table sets forth a summary of our consolidated operating results for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change
Total revenues	$188,259	$112,336	$75,923
Total expenses	(217,145)	(118,959)	(98,186)
Loss on sales of real estate	(8)	(373)	365
Casualty (loss)/gain, net of insurance proceeds	(78)	49	(127)
Net loss	(28,972)	(6,947)	(22,025)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	6,654	6,619	35
Net loss attributable to redeemable noncontrolling interests in the OP	(3,976)	(1,324)	(2,652)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,303)	—	(4,303)
Net loss attributable to noncontrolling interests in consolidated VIEs	(113)	—	(113)
Net loss attributable to common stockholders	$(27,234)	$(12,242)	$(14,992)

The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, property general and administrative expenses, depreciation and amortization and interest expense, partially offset by an increase in rental income.

Revenues

Rental income. Rental income was $182.0 million for the nine months ended September 30, 2022 compared to $110.1 million for the nine months ended September 30, 2021, which was an increase of $71.9 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Other income. Other income was $6.2 million for the nine months ended September 30, 2022 compared to $2.3 million for the nine months ended September 30, 2021, which was an increase of $3.9 million. The increase between the periods was primarily due to our acquisition activity over the past year.

Expenses

Property operating expenses. Property operating expenses were $33.6 million for the nine months ended September 30, 2022 compared to $19.4 million for the nine months ended September 30, 2021, which was an increase of $14.2 million. The increase between the periods was primarily due to our acquisition activity in 2022. For the nine months ended September 30, 2022 and 2021, turn costs represented approximately 14% and 14%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $32.7 million for the nine months ended September 30, 2022 compared to $22.1 million for the nine months ended September 30, 2021, which was an increase of $10.6 million. The increase between the periods was primarily due to our acquisition activity in 2022 as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $10.4 million for the nine months ended September 30, 2022 compared to $6.3 million for the nine months ended September 30, 2021, which was an increase of $4.1 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.

Advisory fees. Advisory fees were $11.2 million for the nine months ended September 30, 2022 compared to $5.6 million for the nine months ended September 30, 2021, which was an increase of $5.6 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $7.3 million for the nine months ended September 30, 2022 compared to $5.3 million for the nine months ended September 30, 2021, which was an increase of $2.0 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $11.9 million for the nine months ended September 30, 2022 compared to $4.2 million for the nine months ended September 30, 2021, which was an increase of $7.7 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Depreciation and amortization. Depreciation and amortization costs were $68.9 million for the nine months ended September 30, 2022 compared to $35.4 million for the nine months ended September 30, 2021, which was an increase of $33.5 million. The increase between the periods was primarily due to our acquisition activity in 2022.

Interest expense. Interest expense was $37.7 million for the nine months ended September 30, 2022 compared to $20.6 million for the nine months ended September 30, 2021, which was an increase of $17.1 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding and witnessed an increase in our weighted average interest rate during 2022, partially offset by the change in fair value of interest rate derivatives included in interest expense. The following table details the various costs included in interest expense for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change
Gross interest cost	$45,170	$23,360	$21,810
Capitalized interest	(7,520)	(2,794)	(4,726)
Total	$37,650	$20,566	$17,084

Loss on extinguishment of debt. Loss on extinguishment of debt was $3.5 million for the nine months ended September 30, 2022 compared to no loss on extinguishment of debt for the nine months ended September 30, 2021, which was an increase of $3.5 million. The increase between the periods was due to the extinguishment of the Bridge Facility, the Bridge Facility II and the Hatchway Broadmoor Mortgage which occurred during the nine months ended September 30, 2022.

Gain/(loss) on sales of real estate. Loss on sales of real estate was less than $0.1 million for the nine months ended September 30, 2022, and loss on sales of real estate was $0.4 million for the nine months ended September 30, 2021, which was a decrease of approximately $0.4 million. There were more instances of bulk dispositions for the nine months ended September 30, 2022 than there were during the nine months ended September 30, 2021, resulting in gains on sales of real estate included in current period activity, which partially offset total loss on sales of real estate in 2022.

Casualty gain/(loss), net of insurance proceeds. Casualty loss, net of insurance proceeds, was $0.1 million for the nine months ended September 30, 2022, and casualty gain, net of insurance proceeds, was less than $0.1 million for the nine months ended September 30, 2021, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a slight increase in casualty events in 2022.

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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three and nine months ended September 30, 2022 and 2021 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,621)	$(4,799)	$(28,972)	$(6,947)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,313	2,337	11,243	5,638
Corporate general and administrative expenses	2,701	1,992	7,341	5,310
Property general and administrative expenses	4,373	1,505	11,871	4,160
Depreciation and amortization	28,693	14,881	68,856	35,432
Interest expense	16,875	7,752	37,650	20,566
Loss on extinguishment of debt	2,468	—	3,469	—
Loss on sales of real estate	224	175	8	373
Casualty (gain)/loss, net of insurance proceeds	(84)	(151)	78	(49)
NOI	$44,942	$23,692	$111,544	$64,483

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three and nine months ended September 30, 2022 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(10,453)	$(4,168)	$(14,621)	$(21,810)	$(7,162)	$(28,972)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,313	—	4,313	11,243	—	11,243
Corporate general and administrative expenses	2,526	175	2,701	7,162	179	7,341
Property general and administrative expenses	3,900	473	4,373	10,310	1,561	11,871
Depreciation and amortization	23,641	5,052	28,693	63,009	5,847	68,856
Interest expense	11,199	5,676	16,875	30,976	6,674	37,650
Loss on extinguishment of debt	2,468	—	2,468	3,469	—	3,469
Loss on sales of real estate	224	—	224	8	—	8
Casualty (gain)/loss, net of insurance proceeds	(84)	—	(84)	78	—	78
NOI	$37,734	$7,208	$44,942	$104,445	$7,099	$111,544

Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended September 30, 2022 and 2021

There are 5,442 homes in our 2022 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended September 30, 2022 and September 30, 2021 were stabilized by October 1, 2020 and held through September 30, 2022. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1. “Business—Our Portfolio” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2022 for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2022 and 2021 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Same Home
Rental income (1)	$17,325	$16,409	$916	5.6%
Other income (1)	47	38	9	23.7%
Same Home revenues	17,372	16,447	925	5.6%
Non-Same Home
Rental income (1)	54,750	24,529	30,221	123.2%
Other income (1)	505	61	444	727.9%
Non-Same Home revenues	55,255	24,590	30,665	124.7%
Total revenues	72,627	41,037	31,590	77.0%

Operating expenses
Same Home
Property operating expenses (1)	3,382	2,733	649	23.7%
Real estate taxes and insurance	2,717	2,909	(192)	-6.6%
Property management fees (2)	919	695	224	32.2%
Same Home operating expenses	7,018	6,337	681	10.7%
Non-Same Home
Property operating expenses (1)	8,199	4,699	3,500	74.5%
Real estate taxes and insurance	9,543	5,248	4,295	81.8%
Property management fees (2)	2,925	1,061	1,864	175.7%
Non-Same Home operating expenses	20,667	11,008	9,659	87.7%
Total operating expenses	27,685	17,345	10,340	59.6%

NOI
Same Home	10,354	10,110	244	2.4%
Non-Same Home	34,588	13,582	21,006	154.7%
Total NOI	$44,942	$23,692	$21,250	89.7%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Three Months Ended September 30, 2022 and 2021

As of September 30, 2022, our Same Home properties were approximately 95.7% occupied with a weighted average monthly effective rent per occupied home of $1,110. As of September 30, 2021, our Same Home properties were approximately 95.4% occupied with a weighted average monthly effective rent per occupied home of $1,032. For our Same Home properties, we recorded the following operating results for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

Revenues

Rental income. Rental income was $17.3 million for the three months ended September 30, 2022 compared to $16.4 million for the three months ended September 30, 2021, which was an increase of approximately $0.9 million, or 5.6%. The increase is related to a 7.6% increase in the weighted average monthly effective rent per occupied home and by a 0.3% increase in occupancy.

Other income. Other income remained flat at less than $0.1 million for the three months ended September 30, 2022 and 2021.

Expenses

Property operating expenses. Property operating expenses were $3.4 million for the three months ended September 30, 2022 compared to $2.7 million for the three months ended September 30, 2021, which was an increase of approximately $0.7 million, or 23.7%. The majority of the increase is related to an increase in general turnover costs of approximately $0.2 million, an increase in repairs and maintenance supply costs of approximately $0.2 million, an increase in third party maintenance costs of approximately $0.1 million and an increase in landscaping costs of approximately $0.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $2.7 million for the three months ended September 30, 2022 compared to $2.9 million for the three months ended September 30, 2021, which was a decrease of approximately $0.2 million, or 6.6%. The majority of the decrease is related to a decrease in property insurance costs of approximately $0.3 million, partially offset by an increase in real estate taxes of approximately $0.1 million.

Property management fees. Property management fees were $0.9 million for the three months ended September 30, 2022 compared to $0.7 million for the three months ended September 30, 2021, which was an increase of approximately $0.2 million or 32.2%. The majority of the increase is related to an approximately $0.2 million decrease in the fee rebate allocated to Same Home properties related to the Manager Cap.

Net Operating Income for Our Same Home and Non-Same Home Properties for the Nine Months Ended September 30, 2022 and 2021

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2022 and 2021 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Same Home
Rental income (1)	$51,194	$48,908	$2,286	4.7%
Other income (1)	122	102	20	19.6%
Same Home revenues	51,316	49,010	2,306	4.7%
Non-Same Home
Rental income (1)	131,541	61,365	70,176	114.4%
Other income (1)	2,099	198	1,901	960.1%
Non-Same Home revenues	133,640	61,563	72,077	117.1%
Total revenues	184,956	110,573	74,383	67.3%

Operating expenses
Same Home
Property operating expenses (1)	8,445	6,721	1,724	25.7%
Real estate taxes and insurance	8,389	8,916	(527)	-5.9%
Property management fees (2)	2,890	2,718	172	6.3%
Same Home operating expenses	19,724	18,355	1,369	7.5%
Non-Same Home
Property operating expenses (1)	21,888	10,958	10,930	99.7%
Real estate taxes and insurance	24,327	13,179	11,148	84.6%
Property management fees (2)	7,473	3,598	3,875	107.7%
Non-Same Home operating expenses	53,688	27,735	25,953	93.6%
Total operating expenses	73,412	46,090	27,322	59.3%

NOI
Same Home	31,592	30,655	937	3.1%
Non-Same Home	79,952	33,828	46,124	136.3%
Total NOI	$111,544	$64,483	$47,061	73.0%

(1)	Presented net of tenant chargebacks.
(2)	Fees incurred to the Manager.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Nine Months Ended September 30, 2022 and 2021

As of September 30, 2022, our Same Home properties were approximately 95.7% occupied with a weighted average monthly effective rent per occupied home of $1,110. As of September 30, 2021, our Same Home properties were approximately 95.4% occupied with a weighted average monthly effective rent per occupied home of $1,032. For our Same Home properties, we recorded the following operating results for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

Revenues

Rental income. Rental income was $51.2 million for the nine months ended September 30, 2022 compared to $48.9 million for the nine months ended September 30, 2021, which was an increase of approximately $2.3 million, or 4.7%. The increase is related to a 7.6% increase in the weighted average monthly effective rent per occupied home and by a 0.3% increase in occupancy.

Other income. Other income remained flat at $0.1 million for the nine months ended September 30, 2022 and 2021.

Expenses

Property operating expenses. Property operating expenses were $8.4 million for the nine months ended September 30, 2022 compared to $6.7 million for the nine months ended September 30, 2021, which was an increase of approximately $1.7 million, or 25.7%. The majority of the increase is related to an increase in general turnover costs of approximately $0.8 million, an increase in repairs and maintenance supply costs of approximately $0.3 million, an increase in third party maintenance costs of approximately $0.3 million and an increase in water and sewer costs of approximately $0.2 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $8.4 million for the nine months ended September 30, 2022 compared to $8.9 million for the nine months ended September 30, 2021, which was a decrease of approximately $0.5 million, or 5.9%. The majority of the decrease is related to a decrease in property insurance costs of approximately $0.4 million and a decrease in real estate taxes of approximately $0.1 million.

Property management fees. Property management fees were $2.9 million for the nine months ended September 30, 2022 compared to $2.7 million for the nine months ended September 30, 2021, which was an increase of approximately $0.2 million, or 6.3%. The majority of the increase is related to an approximately $0.2 million decrease in the fee rebate allocated to Same Home properties related to the Manager Cap.

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including tenant chargebacks, for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021
Same Home revenues	$17,372	$16,447
Non-Same Home revenues	55,255	24,590
Chargebacks	1,011	850
Total revenues	73,638	41,887

Same Home operating expenses	7,018	6,337
Non-Same Home operating expenses	20,667	11,008
Chargebacks	1,011	850
Total operating expenses	$28,696	$18,195

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including tenant chargebacks, for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Same Home revenues	$51,316	$49,010
Non-Same Home revenues	133,640	61,563
Chargebacks	3,303	1,763
Total revenues	188,259	112,336

Same Home operating expenses	19,724	18,355
Non-Same Home operating expenses	53,688	27,735
Chargebacks	3,303	1,763
Total operating expenses	$76,715	$47,853

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

Core FFO for the VineBrook reportable segment makes certain adjustments to FFO for the VineBrook reportable segment, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as gains or losses on extinguishment of debt, casualty gains or losses, changes in fair value on interest rate derivatives included in interest expense, the amortization of deferred financing costs and equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment. See below for a reconciliation of VineBrook net loss to consolidated net loss:

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to common stockholders	$(10,821)	$(1,019)	$(11,840)	$(24,900)	$(2,334)	$(27,234)
Net (loss)/income attributable to redeemable NCI in the OP	(1,858)	76	(1,782)	(3,564)	(412)	(3,976)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,112)	(3,112)	—	(4,303)	(4,303)
Net loss attributable to NCI in consolidated VIEs	—	(113)	(113)	—	(113)	(113)

The three months ended September 30, 2022 as compared to the three months ended September 30, 2021

The following table reconciles our calculations of VineBrook FFO, Core FFO and AFFO to VineBrook net loss, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure, for the three months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net loss attributable to common stockholders	$(10,821)	$(6,182)	$(4,639)	75.0%
Net loss attributable to redeemable NCI in the OP	(1,858)	(823)	(1,035)	125.8%
Depreciation and amortization	23,641	14,881	8,760	58.9%
Loss on sales of real estate	224	175	49	28.0%
FFO	11,186	8,051	3,135	38.9%

FFO per share - basic	$0.39	$0.39	$—	0.0%
FFO per share - diluted	$0.38	$0.38	$—	0.0%

Casualty gain, net of insurance proceeds	(84)	(151)	67	-44.4%
Amortization of deferred financing costs	2,136	1,077	1,059	98.3%
Loss on extinguishment of debt	2,468	—	2,468	100.0%
Change in fair value of interest rate derivatives included in interest expense	(7,694)	—	(7,694)	-100.0%
Equity-based compensation expense	1,632	1,310	322	24.6%
Core FFO	9,644	10,287	(643)	-6.3%

Core FFO per share - basic	$0.33	$0.49	$(0.16)	-32.7%
Core FFO per share - diluted	$0.33	$0.48	$(0.15)	-31.3%

Recurring capital expenditures	(3,201)	(1,682)	(1,519)	90.3%
AFFO	6,443	8,605	(2,162)	-25.1%

AFFO per share - basic	$0.22	$0.41	$(0.19)	-46.3%
AFFO per share - diluted	$0.22	$0.40	$(0.18)	-45.0%

Weighted average shares outstanding - basic	29,039	20,849
Weighted average shares outstanding - diluted (1)	29,499	21,365

Dividends declared per share	$0.5301	$0.5301

FFO Coverage - diluted (2)	0.72x	0.71x
Core FFO Coverage - diluted (2)	0.62x	0.91x
AFFO Coverage - diluted (2)	0.42x	0.76x

(1)

For the three months ended September 30, 2022 and 2021, includes approximately 460,000 shares and 516,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO.

(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $11.2 million for the three months ended September 30, 2022 compared to $8.1 million for the three months ended September 30, 2021, which was an increase of approximately $3.1 million. The change in our FFO between the periods primarily relates to an increase in VineBrook rental income of $22.1 million, partially offset by increases in VineBrook total property operating expenses of $8.7 million, VineBrook advisory fees of $2.0 million, VineBrook property general and administrative expenses of $2.4 million, VineBrook interest expense of $3.5 million and VineBrook loss on extinguishment of debt of $2.5 million. The changes in diluted Core FFO per share and AFFO per share were primarily related to a 38.0% increase in the diluted weighted average shares outstanding as of September 30, 2022 compared to September 30, 2021 as a result of significant equity raise activity. The entirety of the proceeds from these equity issuances have not been deployed immediately into the acquisition of cash flow yielding homes as a portion of the homes purchased during the period are currently in rehabilitation. The increase in the weighted average shares outstanding in the current period without a significant and immediate corresponding increase in Core FFO and AFFO resulted in the period over period decline. Also, the weighted average interest rate of debt increased from 2.4715% as of September 30, 2021 to 4.8865% as of September 30, 2022 for the VineBrook reportable segment, which has contributed to the decline in our Core FFO and AFFO per share results. On a longer time horizon, these irregularities are expected to diminish and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized, resulting in increases in diluted Core FFO per share and AFFO per share. Additionally, the Company has entered into eight additional interest rate derivative agreements in 2022 with a combined notional amount of $950.0 million in order to partially offset the impact of increasing interest rates.

Core FFO was $9.6 million for the three months ended September 30, 2022 compared to $10.3 million for the three months ended September 30, 2021, which was a decrease of approximately $0.7 million. The change in our Core FFO between the periods primarily relates to an increase in VineBrook interest expense and the change in fair value of interest rate derivatives included in VineBrook interest expense, which is subtracted to arrive at Core FFO given it is a non-cash item.

AFFO was $6.4 million for the three months ended September 30, 2022 compared to $8.6 million for the three months ended September 30, 2021, which was a decrease of approximately $2.2 million. The change in our AFFO between the periods primarily relates to a decrease in Core FFO and an increase in VineBrook recurring capital expenditures of $1.5 million.

The nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

The following table reconciles our calculations of VineBrook FFO, Core FFO and AFFO to VineBrook net loss, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net loss attributable to common stockholders	$(24,900)	$(12,242)	$(12,658)	103.4%
Net loss attributable to NCI in the OP	(3,564)	(1,324)	(2,240)	169.2%
Depreciation and amortization	63,009	35,432	27,577	77.8%
Loss on sales of real estate	8	373	(365)	-97.9%
FFO	34,553	22,239	12,314	55.4%

FFO per share - basic	$1.22	$1.30	$(0.08)	-6.2%
FFO per share - diluted	$1.20	$1.27	$(0.07)	-5.5%

Casualty loss/(gain), net of insurance proceeds	78	(49)	127	-259.2%
Amortization of deferred financing costs	5,455	2,691	2,764	102.7%
Loss on extinguishment of debt	3,469	—	3,469	100.0%
Change in fair value of interest rate derivatives included in interest expense	(9,765)	—	(9,765)	-100.0%
Equity-based compensation expense	4,704	3,384	1,320	39.0%
Core FFO	38,494	28,265	10,229	36.2%

Core FFO per share - basic	$1.36	$1.65	$(0.29)	-17.6%
Core FFO per share - diluted	$1.33	$1.61	$(0.28)	-17.4%

Recurring capital expenditures	(8,384)	(3,935)	(4,449)	113.1%
AFFO	30,110	24,330	5,780	23.8%

AFFO per share - basic	$1.06	$1.42	$(0.36)	-25.4%
AFFO per share - diluted	$1.04	$1.39	$(0.35)	-25.2%

Weighted average shares outstanding - basic	28,390	17,082
Weighted average shares outstanding - diluted (1)	28,870	17,541

Dividends declared per share	$1.5903	$1.5903

FFO Coverage - diluted (2)	0.75x	0.80x
Core FFO Coverage - diluted (2)	0.84x	1.01x
AFFO Coverage - diluted (2)	0.65x	0.87x

(1)

For the nine months ended September 30, 2022 and 2021, includes approximately 480,000 shares and 459,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO.

(2)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

FFO was $34.6 million for the nine months ended September 30, 2022 compared to $22.2 million for the nine months ended September 30, 2021, which was an increase of approximately $12.4 million. The change in our FFO between the periods primarily relates to an increase in VineBrook rental income of $62.0 million, partially offset by increases in VineBrook total property operating expenses of $25.7 million, VineBrook advisory fees of $5.6 million, VineBrook corporate general and administrative expenses of $1.9 million, VineBrook property general and administrative expenses of $6.2 million and VineBrook interest expense of $10.4 million. The changes in diluted FFO per share, Core FFO per share and AFFO per share were primarily related to an 64.6% increase in the diluted weighted average shares outstanding as of September 30, 2022 compared to September 30, 2021 as a result of significant equity raise activity. The entirety of the proceeds from these equity issuances have not been deployed immediately into the acquisition of cash flow yielding homes as a portion of the homes purchased during the period are currently in rehabilitation. This significant increase in the weighted average shares outstanding in the current period without a significant and immediate corresponding increase in FFO resulted in the period over period decline. Also, the weighted average interest rate of debt increased from 2.4715% as of September 30, 2021 to 4.8865% as of September 30, 2022 for the VineBrook reportable segment, which has contributed to the decline in our FFO per share results. On a longer time horizon, these irregularities are expected to diminish and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized, resulting in increases in diluted FFO per share, Core FFO per share and AFFO per share. Additionally, the Company has entered into eight additional interest rate derivative agreements in 2022 with a combined notional amount of $950.0 million in order to partially offset the impact of increasing interest rates.

Core FFO was $38.5 million for the nine months ended September 30, 2022 compared to $28.3 million for the nine months ended September 30, 2021, which was an increase of approximately $10.2 million. The change in our Core FFO between the periods primarily relates to an increase in FFO partially offset by the change in fair value in interest rate derivatives included in interest expense, which is subtracted to arrive at Core FFO given it is a non-cash item.

AFFO was $30.1 million for the nine months ended September 30, 2022 compared to $24.3 million for the nine months ended September 30, 2021, which was an increase of approximately $5.8 million. The change in our AFFO between the periods primarily relates to an increase in Core FFO and an increase in VineBrook recurring capital expenditures of $4.5 million.

Net Asset Value

The sale price of the Shares sold in the Private Offering as well as the sale price of OP Units was equal to the most recent NAV per share in effect at the time a subscription agreement or funds were received, plus applicable fees and commissions. The purchase price at which Shares may be repurchased in accordance with the terms of the Share Repurchase Plan (defined below) is generally based on the most recent NAV per share in effect at the time of repurchase, and Shares or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.

Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street Advisors (“Green Street”) calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization, determined necessary to finalize NAV. The finalized NAV is then approved by the pricing committee of the Board.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97

Fees and Commissions paid to Placement Agents and Dealer Manager

Subject to certain exceptions, investors that purchased Shares through the Private Offering generally paid the Placement Agents in the Private Offering placement fees or commissions, in addition to the NAV sales price. For sales through Placement Agents other than Raymond James, the placement fees or commissions were generally between 1% to 5.5% of gross investor equity, subject to certain breakpoints and various terms of each specific Selling Agreement. A placement fee equal to 3% and an advisory fee equal to 2% of gross proceeds invested, which is also in addition to the NAV sales price, was paid to Raymond James for all Shares sold by Raymond James on behalf of the Company in the Private Offering. With the consent of the applicable Placement Agent, some or all of the applicable fees and commissions may have been waived. Other Selling Agreements may have had specific fees that differ from the Raymond James fees related to selling Shares to their clients. In addition, the Dealer Manager generally received a fee of 0.5% on sales in the Private Offering through Raymond James and 3% on sales through other Placement Agents, a portion of which may be reallowed to those Placement Agents. Placement Agent compensation was subject to a reasonable carve-out for sales of Shares directly by the Company or for sales to employees of our Adviser, Manager and affiliates thereof. For sales through registered investment advisors (“RIAs”), the Dealer Manager received a fee of up to 2% of gross investor equity. With respect to sales through RIAs or Placement Agents other than Raymond James who in each case were first introduced to the Company by Raymond James, Raymond James could receive a participating placement fee equal to 1% of gross investor equity. The Private Offering was terminated on September 14, 2022.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our homes, including:

•	recurring maintenance necessary to maintain our homes;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	distributions necessary to qualify for taxation as a REIT;

•	advisory fees payable to our Adviser;

•	general and administrative expenses;

•	capital expenditures related to upcoming acquisitions and rehabilitation of owned homes;

•	offering expenses related to raising equity; and

•	property management fees payable to the Manager.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Additionally, as of September 30, 2022, we had access to credit through our credit facilities. The Warehouse Facility has an additional $5.0 million of capacity.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional homes, renovations and other capital expenditures to improve our homes and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and may include other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. Additionally, the Company continues to monitor the impact of COVID-19 and its impact on future rent collections, valuation of real estate investments, impact on cash flow and ability to refinance or repay debt. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

As disclosed in Note 16 to our consolidated financial statements, so far in the fourth quarter of 2022 we have acquired 432 homes for an aggregate purchase price of approximately $52.9 million. In addition, we expect to complete the Internalization of the Manager in the fourth quarter of 2022, which we expect will be paid in a mix of cash and equity.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2022, except as would not be expected to have a material adverse effect. We believe that the various sources of long-term capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements in the long-term, except as would not be expected to have a material adverse effect.

Cash Flows

The nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by operating activities	$83,714	$45,175	$38,539
Net cash used in investing activities	(1,587,630)	(808,656)	(778,974)
Net cash provided by financing activities	1,552,166	799,663	752,503
Change in cash and restricted cash	48,250	36,182	12,068
Cash and restricted cash, beginning of period	74,997	37,096	37,901
Cash and restricted cash, end of period	$123,247	$73,278	$49,969

Cash flows from operating activities. During the nine months ended September 30, 2022, net cash provided by operating activities was $83.7 million compared to net cash provided by operating activities of $45.2 million for the nine months ended September 30, 2021. The change in cash flows from operating activities was mainly due to an increase in net operating income during the period.

Cash flows from investing activities. During the nine months ended September 30, 2022, net cash used in investing activities was $1.6 billion compared to net cash used in investing activities of $808.7 million for the nine months ended September 30, 2021. The change in cash flows from investing activities was mainly due to the acquisition of NexPoint Homes through VIE consolidation, net of cash received, during the period, as well as an increase in acquisitions of real estate investments and an increase in additions to real estate investments during the period.

Cash flows from financing activities. During the nine months ended September 30, 2022, net cash provided by financing activities was $1.6 billion compared to net cash provided by financing activities of $799.7 million for the nine months ended September 30, 2021. The change in cash flows from financing activities was mainly due to an increase in proceeds received from notes payable, an increase in proceeds received from credit facilities and an increase in contributions from redeemable noncontrolling interests in consolidated VIEs, which was partially offset by a decrease in proceeds received from issuance of Class A common stock during the period.

Debt, Derivatives and Hedging Activity

Debt

As of September 30, 2022, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $1.9 billion at a weighted average interest rate of 4.8865% and an adjusted weighted average interest rate of 4.1611%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.9508%, representing a weighted average fixed rate for one-month LIBOR, daily SOFR and one-month term SOFR, on our combined $1.3 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.3 billion of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of September 30, 2022:

		Outstanding Principal as of
	Type	September 30, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$240,885	4.69%	12/1/2025
Warehouse Facility	Floating	1,195,000	4.84%	11/3/2024	(2)
JPM Facility	Floating	320,000	5.83%	3/1/2023
MetLife Note	Fixed	124,462	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,168	5.35%	2/1/2028
Crestcore II Note	Fixed	4,671	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,153	5.12%	7/9/2029
Total Outstanding Principal		$1,899,339

(1)

Represents the interest rate as of September 30, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of September 30, 2022 was 3.1427%, daily SOFR as of September 30, 2022 was 2.9800% and one-month term SOFR as of September 30, 2022 was 3.0421%.

(2)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.

In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above and described below, the NexPoint Homes reportable segment had $567.4 million of debt outstanding at September 30, 2022 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5, 7 and 13 to the unaudited consolidated financial statements.

On September 20, 2019, the OP, as guarantor, and VB One, LLC, as borrower, entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company, as guarantor, the OP, as parent borrower, and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries, as subsidiary borrowers, entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022 and May 20, 2022. The amended recast Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option, and bears interest at a variable rate equal to the forward-looking term rate based on SOFR for the applicable interest period (one-month term SOFR), or daily SOFR for the applicable interest period, plus a margin of 0.1% plus an applicable rate ranging from 1.6% to 2.45% depending on the Company’s consolidated total leverage ratio. Under the amended recast Warehouse Facility, the OP has the right to increase the total commitments available for borrowing, which may take the form of an increase in revolving commitments or one or more tranches of term loan commitments, up to $1.2 billion. On September 13, 2022, the Company received increased commitments of $200.0 million on the Warehouse Facility, incurring $3.3 million of deferred financing costs, and then drew $200.0 million on the Warehouse Facility. As of September 30, 2022, $1.2 billion was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

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

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC, as borrowers, entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at a daily SOFR plus 2.85%. As of September 30, 2022, the outstanding balance of the JPM Facility was $320.0 million and had $180.0 million of available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. The JPM Facility currently matures on March 1, 2023. Management is in the process of extending or refinancing the facility with the existing lender. If the Company is not able to complete an extension or refinancing with the existing lender, management believes it has sufficient access to other potential sources of capital, including through raising equity, securing new debt or selling a portion of the portfolio to repay the debt upon maturity.

On January 13, 2022, in connection with the acquisition of a 98-home portfolio, the OP, as guarantor, assumed an approximately $4.6 million Freddie Mac mortgage loan (the “Hatchway Broadmoor Mortgage”) with Arbor Agency Lending, LLC as a result of the OP’s acquisition of Hatchway Broadmoor, LLC. The Hatchway Broadmoor Mortgage is secured by properties in Hatchway Broadmoor, LLC and an equity pledge in Hatchway Broadmoor, LLC and bears interest at a fixed rate equal to 5.35%. The Hatchway Broadmoor Mortgage matures and is due in full on February 1, 2029 and requires monthly principal and interest payments. On August 19, 2022, the OP repaid the full balance of the Hatchway Broadmoor Mortgage, which extinguished the Hatchway Broadmoor Mortgage.

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

On August 25, 2022, in connection with the acquisition of the Global Atlantic Portfolio, the Company entered into a bridge credit agreement through the OP with KeyBank National Association, and borrowed $165.0 million (the “Bridge Facility II”). The Bridge Facility II accrued interest at one-month term SOFR plus a margin of 2.6%. On September 2, 2022, the Company drew an additional $35.0 million on the Bridge Facility II. On September 13, 2022, the Company repaid the outstanding principal balance on the Bridge Facility II, which extinguished the Bridge Facility II. In connection with the extinguishment of the Bridge Facility II, the Company incurred a loss on extinguishment of debt of approximately $1.8 million, which is presented on the consolidated statements of operations and comprehensive income (loss).

As of September 30, 2022, the Company was in compliance with the debt covenants in each of its debt agreements.

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

For full descriptions of the debt arrangements not included in this Form 10-Q, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt, Derivatives and Hedging Activity” in our Annual Report.

Interest Rate Derivative Agreements

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 12 interest rate swap transactions with KeyBank and Mizuho with a combined notional amount of $970.0 million. As of September 30, 2022, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to $970.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.0902%. As of September 30, 2022, interest rate swap agreements effectively covered $970.0 million, or 55.2%, of our $1.8 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.0902%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on one-month LIBOR or daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.

On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

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

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three and nine months ended September 30, 2022 and 2021. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes has elected to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2022. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. The Federal Reserve, in response to or in anticipation of continued inflation concerns, could continue to raise interest rates. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate derivatives, which to date have included interest rate cap and interest rate swap agreements.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2021 and 2020 or the three and nine months ended September 30, 2022 and 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Interim President and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Interim President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our floating rate mortgages and credit facilities, as these costs could increase at a rate higher than our rental and other revenue. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Shares

The following table presents information regarding the sale of Shares in the Continuous Offering and the DRIP that have not been previously disclosed in Current Reports on Form 8-K.

	Common Stock Private Offering			Common Stock DRIP
Date	Shares Sold	Sale Price (1)	Gross Proceeds	Shares Reinvested	Sale Price (2)	Gross Proceeds (3)	Total Gross Proceeds
September 14, 2022	176,274	$59.85	$10,550	—	$—	$—	$10,550
September 30, 2022	—	—	—	114,288	60.87	6,991	6,991
	176,274		$10,550	114,288		$6,991	$17,541

(1)	Sale price is the per share weighted average for the sale date which includes upfront selling costs.

(2)	Shares issued under DRIP are generally issued at a 3% discount to the Company’s then-current NAV.

(3)	For Shares issued under the DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 9 for further discussion.

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

Repurchase of Shares

The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the most recent NAV per share in effect, which will generally be equal to our prior quarter’s or month’s NAV per share. The Share Repurchase Plan began on November 1, 2019. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see “Exhibit 4.1. Description of Registrant’s Securities to be Registered—Share Repurchase Plan” in our Annual Report. The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	674,891	62.75	674,891	55,969
Total	674,891	$62.75	674,891	$55,969

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Interest Purchase Agreement dated August 3, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P.

2.2*	Interest Purchase Agreement dated August 3, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P, O. F-XI RS Holdings, L.P. and SFR Master Holdings, L.P.

10.1*

Amended and Restated Revolving Credit Agreement, dated November 3, 2021, by and among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, the lenders party thereto, KeyBank National Association, as administrative agent, Citizens Bank, N.A., as documentation agent, BMO Capital Markets Corp., Raymond James  Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Raymond James Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as joint lead arrangers and joint bookrunners, as amended.

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

VineBrook Homes Trust, Inc.

Signature	Title	Date

/s/ Brian Mitts		November 14, 2022
Brian Mitts	Interim President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)