Form 10-Q/A
period 2022-06-30
VINEBROOK HOMES TRUST, INC.
filed 2022-12-23
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

VineBrook Homes Trust, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022 (the “Original Form 10-Q”) solely for the purpose of filing a revised certification by the Company’s principal executive officer and principal financial officer as Exhibit 32.1 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certification”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also contains a new certification by the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certification”).

This Amendment contains only the Cover Page, the Explanatory Note, Item 6. Exhibits, the Signature Page, the corrected 906 Certification and the 302 Certification. Except as described above, no other changes have been made to the Original Form 10-Q.

This Amendment does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

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

10.2
Increase Agreement, Joinder and Third Amendment to Credit Agreement, dated as of May 20, 2022, among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, KeyBank National Association, as administrative agent, and Bank of America, N.A., as a new lender (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed by the Company on August 15, 2022).

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

10.8
Advisory Agreement, dated as of June 8, 2022, by and between NexPoint Homes Trust, Inc. and NexPoint Real Estate Advisors XI, L.P. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed by the Company on August 15, 2022).

10.9
Management Agreement, dated as of June 8, 2022, by and among NexPoint SFR Operating Partnership, L.P. and HomeSource Operations LLC (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed by the Company on August 15, 2022).

31.1	Certification of Interim President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ Brian Mitts		December 23, 2022
Brian Mitts	Interim President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)