Form 10-Q/A
period 2022-09-30
VINEBROOK HOMES TRUST, INC.
filed 2022-12-23
CIK 1755755

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

EXPLANATORY NOTE

VineBrook Homes Trust, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2022, as filed with the Securities and Exchange Commission on November 14, 2022 (the “Original Form 10-Q”) solely for the purpose of filing a revised certification by the Company’s principal executive officer and principal financial officer as Exhibit 32.1, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certification”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also contains a new certification by the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certification”).

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
2.1
Interest Purchase Agreement dated August 3, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P.  and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022).

2.2
Interest Purchase Agreement dated August 3, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P, O. F-XI RS Holdings, L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022).

10.1
Amended and Restated Revolving Credit Agreement, dated November 3, 2021, by and among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, the lenders party thereto, KeyBank National Association, as administrative agent, Citizens Bank, N.A., as documentation agent, BMO Capital Markets Corp., Raymond James  Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Raymond James Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as joint lead arrangers and joint bookrunners, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022).

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