Form 10-K
period 2022-12-31
VINEBROOK HOMES TRUST, INC.
filed 2023-03-30
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission File Number 000-56274
____________________________________________________________
VINEBROOK HOMES TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________

Maryland	83-1268857
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)
(214) 276-6300
(Telephone Number, Including Area Code)
____________________________________________________________
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Class A Common Stock, par value $0.01 per share
____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant. There is currently no established public market for the Registrant’s shares of common stock.
As of March 28, 2023, the registrant had 24,659,727 shares of its Class A Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location	Phoenix, Arizona, United States

VineBrook Homes Trust, Inc.
Form 10-K
Year Ended December 31, 2022
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
Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including our ability to access funding and generate returns for stockholders;
•risks associated with the COVID-19 pandemic, including unpredictable variants and future outbreak of other highly infectious or contagious diseases;
•risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Real Estate Advisors V, L.P. (our “Adviser”), members of VineBrook Homes, LLC’s (our “Manager”) management team or their affiliates;
•our dependence on our Adviser, Manager and their affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser, Manager and their affiliates and personnel;
•risks associated with the Manager’s ability to terminate the Management Agreements (as defined below);
•risks associated with the fluctuation in the net asset value (“NAV”) per share amounts;
•loss of key personnel of our Adviser and our Manager;
•the risk we make significant changes to our strategies in a market downturn, or fail to do so;
•risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in our assets;
•risks associated with acquisitions, including the risk of expanding our scale of operations and acquisitions, which could adversely impact anticipated yields;
•risks related to increasing property taxes, homeowner’s associations (“HOAs”) fees and insurance costs may negatively affect our financial results;
•risks associated with our ability to identify, lease to and retain quality residents;
•risks associated with leasing real estate, including the risks that rents do not increase sufficiently to keep pace with inflation and other rising costs of operations and loss of residents to competitive pressures from other types of properties or market conditions;
•risks related to governmental laws, executive orders, regulations and rules applicable to our properties or that may be passed in the future which may impact operations, costs, revenue or growth;
ii

•risks relating to the timing and costs of the renovation of properties which has the potential to adversely affect our operating results and ability to make distributions;
•risks related to our ability to change our major policies, operations and targeted investments without stockholder consent;
•risks related to climate change and natural disasters;
•risks related to our use of leverage;
•risks associated with our substantial current indebtedness and indebtedness we may incur in the future, rising interest rates and the availability of sufficient financing;
•risks related to failure to maintain our status as a real estate investment trust (“REIT”);
•risks related to failure of our OP (defined below) to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•risks related to compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;
•the risk that the Internal Revenue Service (“IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the “Code”) for REITs and the stock ownership limit imposed by our charter;
•recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•housing market conditions may discourage rental, which could adversely impact the number and quality of our residents;
•risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and
•any of the other risks included under the heading “Risk Factors” in this annual report.
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
iii

PART I
ITEM 1. BUSINESS
General
VineBrook Homes Trust, Inc. was formed on July 16, 2018 as a Maryland corporation, and elected to be taxed as a REIT beginning with its taxable year ended December 31, 2018. Our primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. We predominately target markets where VineBrook can contribute to revitalizing communities, and which exhibit lower institutional competition, household formation growth, and superior revenue growth relative to national averages that still allow us to efficiently operate through economies of scale. In order to fulfill the objective of generating attractive-risk adjusted returns for stockholders through value-added investments, we generally acquire homes at a discount to replacement costs and provide value-added investments through an intensive rehabilitation program. We believe that our investments, as well as the high standard of our rehabilitation process, improve local communities by offering residents choice and access to a superior quality of housing that is clean, safe and affordable, spurring revitalization and further economic growth in our communities.

In addition to providing quality homes to residents our operations are modeled to achieve high resident satisfaction, including the development of our resident portal applications to ensure the needs of our residents are met quickly. Our Manager’s systems and technology platform enable us to receive and process resident feedback quickly and to make adjustments as needed for further improved resident service. Strong operations and a resident-centric service model is supported by a strong workforce employed by our Manager, whose employees provide a local presence in the majority of the markets where we operate and allow us to stayed attuned to local market conditions as well as local residents’ needs. Our Manager is highly dedicated to its employees and to providing employees with training and skills development, while fostering a culture of results-oriented resident service, high ethical standards, equity, diversity and inclusion.
Substantially all of our assets are owned by, and our operations are conducted through, our operating partnership, VineBrook Homes Operating Partnership, L.P. (our “OP”). This structure is referred to as an Umbrella Partnership REIT or “UPREIT” structure. We own the majority of the issued and outstanding limited partnership interests of our OP. The Company has two reportable segments, VineBrook and NexPoint Homes (as described below). The VineBrook reportable segment is the Company’s primary reportable segment comprised of 24,657 homes as of December 31, 2022 (the “VineBrook Portfolio”) which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,554 homes as of December 31, 2022 owned by NexPoint Homes Trust, Inc. (“NexPoint Homes”) (the “NexPoint Homes Portfolio”) and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of December 31, 2022, we, through our OP and our consolidated subsidiaries, owned and operated 27,211 SFR homes located in 20 states.
We believe we are the largest SFR operator specializing in workforce housing (defined as housing that costs less than $1,400 per month) in the country. Since the Company’s formation in 2018 through December 31, 2022, the VineBrook Portfolio has experienced a 497% increase as measured by the number of homes owned, which it believes is the largest aggregation of workforce housing.
We are externally managed by our adviser, NexPoint Real Estate Advisors V, L.P. (our “Adviser”), through an advisory agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 (the “Advisory Agreement”), subject to the authority of our board of directors (our “Board”) over the management of the Company. Our Adviser’s responsibilities include, among other duties, recommending distributions to our Board, preparing our quarterly and annual consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), managing our annual audit, developing and maintaining appropriate internal accounting controls, maintaining our REIT status, recommending to the pricing committee of our board of directors our net asset value (“NAV”), processing purchases and redemptions of shares of our common stock, preparing public filings, preparing our tax filings, raising capital for us and procuring debt financing. Additionally, certain employees of our Adviser serve as some of our directors and executive officers.

Our VineBrook Portfolio is managed by our Manager, pursuant to the terms of management agreements (as amended from time to time, the “Management Agreements”) among our Manager and various wholly owned subsidiaries of our OP that own the SFR properties and the amended and restated side letter, dated July 31, 2020, among our Manager, our OP and other parties thereto (as amended from time to time, the “Side Letter”). From time to time, our Manager may enter into one or more additional management agreements with other wholly owned subsidiaries of our OP in connection with future acquisitions of SFR properties on the same terms as the Management Agreements. The Management Agreements and any future management agreements are collectively referred to herein as the “Management Agreements.”
Our Manager is responsible for the day-to-day management of the properties, renovating the homes, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. In addition, subject to the limitations set forth in our OP’s Second Amended and Restated Agreement of Limited Partnership (as amended from time to time, the “OP LPA”) and oversight from our OP’s investment committee (the “Investment Committee”), our Manager is primarily responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties.
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
Because we acquired substantially all of the VineBrook Companies’ assets and liabilities by purchasing (via a combination of cash and the issuance of common limited partnership units of the OP (“OP Units”) all general partnership interests, limited partnership interests and equity interests of the VineBrook Companies in connection with the Formation Transaction, we consider the VineBrook Companies on a consolidated basis to be our predecessor.
2022 Highlights
Key highlights and transactions completed in 2022 include the following:
•Acquisitions: During the year ended December 31, 2022, the Company, through the OP, acquired 7,876 homes in the VineBrook reportable segment, inclusive of three bulk acquisitions along with non-bulk acquisitions. Details of our 2022 acquisitions are in the table below (dollars in thousands):

Acquisition Name	Date of Acquisition	Purchase Price	# of Homes	Effective Ownership
Prager Portfolio	February 8, 2022	$352,700	2,842	100%
CrestCore Portfolio	March 18, 2022	17,100	170	100%
Global Atlantic Portfolio	August 25, 2022	217,000	1,030	100%
Non-bulk acquisitions	Various	453,100	3,834	100%
Total		$1,039,900	7,876
Additional information on significant acquisitions completed during the year is summarized below.

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
•Renovations: For the properties in our VineBrook Portfolio, during the year ended December 31, 2022, we completed full and partial renovations on 6,946 homes at an average cost of $25,286 per renovated home. Since inception, for the properties in our VineBrook Portfolio as of December 31, 2022, we have completed full and partial renovations on 12,144 homes at an average cost of $31,618 per renovated home that has been leased as of December 31, 2022. As a result, in part, of significant investment made into rehabilitating homes through VineBrook’s renovation program, we have achieved average rent growth of 9.5%, or a $102 average monthly rental increase per home, on all homes renovated and leased as of December 31, 2022.
•Dividends: We declared dividends totaling approximately $53.2 million, or $2.1204 per share, during the year ended December 31, 2022. Our annual dividend equates to a 3.4% yield based on our NAV per share of $63.04 as of December 31, 2022.

•Results of Operations and Non-GAAP Measures: We reported the following for the VineBrook reportable segment net income/(loss), net operating income (NOI), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) (dollars in thousands):

		For the Year Ended December 31,			2022 to 2021			2022 to 2020
		2022	2021	2020	$ Change		% Change	$ Change		% Change
Net (loss)/income		$(31,223)	$61	$(1,665)	$(31,284)	(1)	N/M	$(29,558)	(2)	N/M
NOI	(3)	142,690	95,736	40,714	46,954		49%	101,976		250%
FFO	(3)	44,727	40,000	18,660	4,727		12%	26,067		140%
Core FFO	(3)	57,030	48,422	21,734	8,608		18%	35,296		162%
AFFO	(3)	45,115	42,349	18,890	2,766		7%	26,225		139%
(1) The change in our net (loss)/income between the periods primarily relates to increases in rental income, partially offset by increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, property general and administrative expenses, depreciation and amortization and interest expense.
(2) The change in our net loss between the periods primarily relates to increases in rental income and other income, partially offset by increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, corporate general and administrative expenses, property general and administrative expenses, depreciation and amortization, and interest expense.
(3) See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above for the VineBrook reportable segment, including reconciliations to consolidated net income/(loss).
•NexPoint Homes Investment: As the SFR market continues to quickly evolve, we made an investment in NexPoint Homes. As of December 31, 2022, we had invested over $100 million in NexPoint Homes, which owns 2,554 homes as of December 31, 2022. As of December 31, 2022, the OP owned approximately 89% of the outstanding NexPoint Homes Shares (defined below). As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require us to consolidate the investment in NexPoint Homes, and we consider its operations as a separate reportable segment. See below for net loss and NOI data for the NexPoint Homes reportable segment (dollars in thousands):

		For the Year Ended December 31, 2022
Net loss		$(18,439)
NOI	(1)	15,544
(1) See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measure of NOI, including reconciliations to consolidated net income/(loss).

•Same Home Growth: There are 5,442 homes in our same home pool for the years ended December 31, 2022 and 2021 (our “2021-2022 Same Home properties”). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the determination of homes included in 2021-2022 Same Home properties. For our 2021-2022 Same Home properties, we recorded the following operating metrics for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

	For the Year Ended December 31,		2022 to 2021
Operating Metric	2022	2021	% Change
Occupancy (1)	95.8%	96.2%	-0.4%
Average Effective Monthly Rent Per Occupied Home (2)	$1,122	$1,045	7.4%
Rental income (in thousands)	$67,524	$64,347	4.9%
Other income (in thousands)	$1,394	$1,264	10.3%
NOI (in thousands)	$43,264	$41,636	3.9%
(1) Occupancy is calculated as the number of homes occupied as of December 31 for the respective year, divided by the total number of homes, expressed as a percentage.
(2) Average effective monthly rent per occupied home is equal to the average of the contractual monthly rent for occupied homes as of December 31 for the respective year.
•Cash Position and Capital Resources: At December 31, 2022, we had $114.7 million of cash on our balance sheet, of which $76.8 million was unrestricted. Additionally, we have access to additional cash through our credit facilities. The JPM Facility (defined below) has an additional $30.0 million of capacity following the most recent amendment, which occurred on January 31, 2023. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, net proceeds from the sale of homes, as well as sufficient access to capital to meet our near-term obligations, service our debt, pay distributions and fund our rehabilitation program.

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
For the years ended December 31, 2022, 2021 and 2020, we incurred advisory and administrative fees of approximately $16.1 million, $8.3 million and $3.3 million, respectively.

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

Our Manager
We have retained our Manager to renovate, lease, maintain, and operate generally all of the VineBrook Portfolio under the various Management Agreements. The Manager is responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of SFR properties. In addition, the Manager is generally responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the Investment Committee or pursuant to authority delegated to the Manager by the Investment Committee. Certain employees of the Manager serve on the Board, as officers of the Company, and serve on the Investment Committee.
Our Manager is led by Dana Sprong, Ryan McGarry, and Graham Strong and has a team of more than 700 professionals with experience in real estate investment, property management operations, construction management and comprehensive financial and metric-focused reporting. The VineBrook executives have operated in the workforce SFR market since the inception of the VineBrook Companies in 2007, participating in several large acquisitions and financing transactions, demonstrating the ability to identify consolidation and growth opportunities and to subsequently integrate new properties into an existing portfolio.
Monthly in arrears, our Manager is entitled to (1) an acquisition fee equal to 1.0% of the gross purchase price paid for any new property acquired during the month, (2) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any property acquired during the month, and (3) a property management fee equal to a percentage of collected rental revenues for all properties managed during the month as follows:
•8.0% of collected rental revenue up to and including $45 million on an annualized basis;
•7.0% of the incremental collected rental revenue above $45 million but below and including $65 million on an annualized basis;
•6.0 % of the incremental collected rental revenue above $65 million but below and including $85 million on an annualized basis; and
•5.0% of the incremental collected rental revenue above $85 million on an annualized basis.
The Management Agreements are supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the general partner of the OP, the Manager and certain of its affiliates. As agreed by our Manager in the Side Letter, the Manager’s EBITDA (as defined in the Management Agreements) derived from management fees in any fiscal year is capped at the greater of (1) $1.0 million (the “Dollar Cap”) and (2) 0.5% of the combined equity value of the Company and our OP on a consolidated basis per fiscal year (“Equity Cap”). The Dollar Cap or Equity Cap, as applicable, will be paid (1) in cash in an amount equal to the tax obligations of our Manager’s equityholders resulting from the aggregate management fees earned in such fiscal year (up to a maximum rate of 25%) and (2) with respect to the remaining portion of the Dollar Cap or Equity Cap, as applicable, in the form of OP Units issued to our Manager at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA) as of the applicable date. The Equity Cap will reset each year as of the first business day of the fiscal year.
For the years ended December 31, 2022, 2021 and 2020, we incurred property management fees, net of rebates receivable from the Manager, of approximately $14.7 million, $7.6 million and $4.6 million respectively.
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
Under the terms of the Side Letter, VineBrook and the OP have the right and option (but not the obligation) to purchase all of the equity interests of the Manager (the “Internalization”) at a price calculated by a formula specified in the Side Letter (the “Call Right”). The purpose of the Call Right is to provide VineBrook and the OP with the ability to internally perform the responsibilities and obligations of the Manager under the Management Agreements. On June 28, 2022, the Company sent a notice (the “Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its Call Right and internalize the Manager. As a result of sending the Call Right Notice, the price the Company will pay (the “Call Price”) to acquire the Manager is $20.3 million and was fixed based on May 30, 2022 data. The Call Price will be paid in a combination of common stock, OP Units and/or cash. VineBrook also expects to make one-time equity grants under the 2018 Long Term Incentive Plan (the “2018 LTIP”) to certain employees who VineBrook hires in connection with hiring employees of the Manager, including Dana Sprong and Ryan McGarry.
On March 9, 2023, the OP entered into a letter agreement (the “Letter Agreement”) with VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc. and certain individuals set forth therein (collectively, the “Contributors”) and Dana Sprong, solely in his capacity as the representative of the Contributors pursuant to which the OP and the Contributors agreed to a form of contribution agreement (the “Contribution Agreement”) to effectuate the acquisition of the Manager pursuant to the Call Right Notice to be entered into as promptly as practicable following the effectiveness of a consent and sixth amendment to the credit agreement by and among the OP, certain subsidiaries of the OP as subsidiary borrowers, KeyBank National Association, a national banking association (in its individual capacity and as administrative agent), and the other lenders party thereto (the “Consent”).
Pursuant to the Letter Agreement, the OP agreed to use reasonable best efforts to obtain the Consent as soon as possible, and the OP and the Contributors agreed to enter into the Contribution Agreement and close the transactions contemplated thereby, including the acquisition of the Manager (the “Closing”), as promptly as practicable following the effectiveness of the Consent and in any event, no later than one business day thereafter. Following the Closing, the Manager will become a wholly owned subsidiary of the OP and the Portfolio will be internally managed.
Pursuant to the Letter Agreement, the OP and the Contributors also agreed that March 9, 2023 would be used for purposes of calculating the closing consideration payable to the Contributors.
VineBrook expects to close the Internalization as promptly as possible following effectiveness of the Consent, although there can be no assurance that the transaction will close on this timeline or at all.
Following the Internalization, the Manager’s internalized employees will continue to be responsible for the day-to-day management of the properties, the identification of potential SFR properties and the acquisition and disposition of SFR properties. The Adviser’s duties (discussed above) will not change as a result of the Internalization.
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
Advisory Agreement
VineBrook Homes Trust, Inc. (the Company)
Rollover and Other Interests (1)
NexPoint Affiliated Funds
VineBrook Homes OP GP, LLC
84.2% LP Interest (2)
3.7% LP Interest (2)
12.1% LP Interest (2)
100% GP Interest
(3)
NexPoint Homes Trust, Inc.
VineBrook Homes Operating Partnership, L.P. (the OP)
VB TRS, LLC
Holding Companies
SMP Homes 3A LLC
SMP Homes 5A LLC
VineBrook Homes AP, LLC
VB Eight, LLC
VB OP Holdings LLC
VB GP LLC (4)
VB Five, LLC
VB Two Equity, LLC
Special Purpose Entities
(5)
(5)
SMP Homes 3B, LLC
SMP Homes 5B, LLC
VB One, LLC
NREA VB I through VII (LLC entities)
(5)
True FM2017-1 LLC
VB Two, LLC
VB Three, LLC
(5)
VB Four, LLC
VB Seven, LLC
(5)
(5)
VineBrook Homes, LLC (the Manager)
Manager
Portfolio Properties

(1)	Also includes holdings of certain Company insiders.
(2)	Percentages represent economic interests in the OP as of December 31, 2022. For additional details regarding the classes of OP Units, see “—Our Operating Partnership” below.
(3)	The OP owns approximately 89% of the outstanding NexPoint Homes Shares as of December 31, 2022. Applicable accounting standards require the OP to consolidate the investment in NexPoint Homes.
(4)
VB GP LLC is the general partner for entities that are limited partnerships and subsidiaries of VB OP Holdings, LLC. VB OP Holdings LLC holds all of the limited partner interests for these limited partnerships.

(5)	One or more wholly owned intermediary entities are not displayed.

Our Operating Partnership
Management. Pursuant to the OP LPA, management of the business and affairs of the OP is exclusively vested in the general partner of the OP (the “OP GP”), subject to certain oversight rights delegated to the Board. The OP LPA provides for an Investment Committee to be responsible for making decisions and approvals with respect to asset acquisitions and asset dispositions that exceed a predetermined amount. The Investment Committee is comprised of three individuals, one appointed by our Adviser and two appointed by the Manager (so long as any Management Agreements remain in place). Currently, Matt McGraner, Dana Sprong and Ryan McGarry are members of the Investment Committee. The Investment Committee has delegated authority to the Manager to acquire or dispose of a limited number of homes. The Manager is required to get Investment Committee approval for (i) any purchases that are (a) more than 50 homes in a single transaction, (b) where the purchase price is $5 million or more or (c) that relates to an investment in a geographic market where the OP owns and operates less than 25 properties and (ii) any dispositions that are (x) 20 homes or more or (y) where the estimated disposition price is $2 million or more. In connection with the Internalization, it is expected that VineBrook will acquire the OP GP.
Ownership Interests and Related Rights. As of December 31, 2022, there were three classes of OP Units outstanding: Class A, Class B and Class C. As of December 31, 2022, there were a combined 24,183,798 Class A, Class B and Class C OP Units, of which 20,366,423 Class A OP Units, or 84.2% of total outstanding OP Units, were owned by the Company, 2,691,330 Class B OP Units, or 11.1% of total outstanding OP Units, were owned by NREO, 89,809 Class C OP Units, or 0.4% of total outstanding OP Units, were owned by NRESF REIT Sub, LLC (“NRESF”), 141,728 Class C OP Units, or 0.6% of total outstanding OP Units, were owned by GAF REIT, LLC (“GAF REIT”) and 894,508 Class C OP Units, or 3.7% of total outstanding OP Units, were owned by limited partners that were sellers in our formation transaction (and in certain instances affiliated with the equity holders of the Manager) or other Company insiders. NREO, NRESF and GAF REIT are affiliates of our Adviser. The OP LPA generally provides that Class A OP Units and Class B OP Units will each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP (the “Partnership Board”), and that the Class C OP Units will have no voting power. Where greater than 50.0% of the voting power of the OP Units is required pursuant to the OP LPA, the voting power of both the Class A OP Units and Class B OP Units, which each have 50.0% of the voting power, is required. If the Class A OP Unit holders and the Class B OP Unit holders do not agree on an action that requires a majority of the voting power it will result in the proposed action not being taken. Each Class A, Class B and Class C OP Unit otherwise represents the same economic interest in the OP.
Partnership Board. Brian Mitts, our President, Chief Financial Officer, Assistant Secretary and Treasurer, is the sole director of the Partnership Board. The removal and election of directors to the Partnership Board requires the vote or consent of the holders of a majority of the voting power of the OP Units. As of December 31, 2022, the Company had 50.0% of the voting power and an 84.2% economic interest in the OP and NREO had 50.0% of the voting power and an 11.1% economic interest in the OP. As a result, the makeup of the Partnership Board will be determined by the mutual consent of the Company and NREO, an affiliate of our Adviser. Mr. Dondero, a director and the former Chief Executive Officer and President of the Company, continues to be affiliated with our Adviser as he is the sole member of the general partner of NexPoint, the ultimate parent of our Adviser. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to the OP Units beneficially owned by NexPoint which includes the units held by NREO. The OP LPA also provides that the size of the Partnership Board may be increased by the affirmative vote or consent of holders of the majority of the voting power of the OP Units. The Partnership Board has exclusive authority to select, remove and replace the OP GP at any time and no other authority.
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

Our VineBrook Portfolio
As of December 31, 2022, our homes within the VineBrook reportable segment average approximately 1,342 square feet with three bedrooms and one and a half bathrooms. Our homes benefit from high occupancy and low turnover rates due to our extensive renovation process, institutional management and high focus on resident customer experience, generating stable, durable cash flows. Similarly, as of December 31, 2022, 95.5% of our VineBrook Portfolio is comprised of standalone units, with only 4.5% of properties stemming from duplexes, triplexes, quad-plexes, villas, townhouses, courtyards and condominiums. As of December 31, 2022, excluding held for sale units, 4,089 homes in our VineBrook Portfolio (16.6% of our VineBrook Portfolio) were unoccupied, including 3,511 homes (14.2% of our VineBrook Portfolio) in rehabilitation and 578 homes (2.4% of our VineBrook Portfolio) in make-ready turnover. Vacant homes that have not undergone the Company’s rehabilitation program are categorized as “in rehabilitation.” While in rehabilitation, vacant homes undergo the Company’s initial rehabilitation program. Rehabilitated homes that are in between residents are categorized as “make-ready turnover” until re-leased. While in the make-ready turnover category, homes are returned to their original rehabilitated state. Occupied homes, regardless of rehabilitation status, are categorized as “occupied.” As of December 31, 2022, the average length of leases in our VineBrook Portfolio was 12 months and the average remaining length of leases in our VineBrook Portfolio was 7 months. We believe our turnover rate, or the rate, calculated as a percentage on an annualized basis, at which existing residents choose to not renew their lease upon expiration, is low (our renewal rate was 74.0% as of December 31, 2022 for our VineBrook Portfolio) because of our institutional level of management, home condition, resident customer experience, affordable pricing and available amenities not found in other SFR rental properties, including a large number of employees and 24/7 support. As of December 31, 2022, the average age of the homes in our VineBrook Portfolio is 58 years, which we believe is materially similar to the average age of homes in the markets in which we operate.
The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2022:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,357	90.8%	$1,216	2,443	95.0%	$1,233
Dayton	OH	2,922	89.0%	1,113	2,429	96.9%	1,107
Columbus	OH	1,703	94.7%	1,175	1,418	97.7%	1,179
St. Louis	MO	2,452	72.1%	1,075	876	89.2%	1,091
Indianapolis	IN	1,488	93.5%	1,162	894	96.5%	1,193
Birmingham	AL	1,118	93.6%	1,187	412	95.6%	1,197
Columbia	SC	1,097	85.9%	1,245	337	96.4%	1,309
Kansas City	MO, KS	1,209	90.7%	1,200	655	95.3%	1,178
Jackson	MS	1,307	64.2%	1,149	512	96.7%	1,168
Memphis	TN, MS	1,818	69.9%	972	656	92.1%	1,015
Augusta	GA, SC	846	73.3%	1,072	269	92.9%	1,225
Milwaukee	WI	1,032	70.2%	1,159	385	93.5%	1,254
Atlanta	GA	805	87.6%	1,334	61	96.7%	1,760
Pittsburgh	PA	522	61.5%	1,044	196	94.9%	1,121
Pensacola	FL	300	96.0%	1,352	86	90.7%	1,462
Greenville	SC	400	88.8%	1,243	191	92.1%	1,366
Little Rock	AR	392	57.9%	988	195	95.9%	1,007
Huntsville	AL	307	86.3%	1,252	141	93.6%	1,296
Raeford	NC	250	97.6%	1,041	59	100.0%	1,184
Portales	NM	350	96.0%	1,073	69	97.1%	1,159
Omaha	NE, IA	322	88.5%	1,194	225	96.9%	1,205
Triad	NC	263	83.3%	1,249	130	98.5%	1,290
Montgomery	AL	349	90.3%	1,161	210	97.1%	1,186
Charleston	SC	23	100.0%	1,386	—	n/a	n/a
Sub-Total/Average		24,632	83.4%	$1,155	12,849	95.3%	$1,176
Held for Sale		25	n/a	n/a	n/a	n/a	n/a
Total/Average		24,657	83.4%	$1,155	12,849	95.3%	$1,176

Occupancy is calculated as the number of homes occupied as of the respective period end, divided by the total number of homes, expressed as a percentage. Single-family properties that we acquire are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Since stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of December 31, 2022, a total of 47.9% of our VineBrook Portfolio was excluded from being a stabilized home, with 14.2% of our VineBrook Portfolio being excluded because the homes were in rehabilitation and 33.7% of our VineBrook Portfolio being excluded because the homes were purchased with residents in place and remained occupied at December 31, 2022. As of December 31, 2022, on average, homes in the VineBrook Portfolio are in rehabilitation for 200 days and the average length of time from acquisition to stabilization for acquired homes is 296 days.
The NexPoint Homes Portfolio
NexPoint Homes owns and operates SFR homes for lease in the Sunbelt region of the United States, and generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. Over time, and in order to maintain its pace of growth, VineBrook believes its targeted assets will migrate more toward that of NexPoint Homes, in which case VineBrook may purchase some or all of the NexPoint Homes Portfolio, or as NexPoint Homes continues to grow and gain scale, VineBrook may seek to monetize its investment in NexPoint Homes through a sale of its interest or other transaction. As of December 31, 2022, the OP owned approximately 89% of the outstanding NexPoint Homes Shares (defined below). As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require us to consolidate our investment in NexPoint Homes, and we consider its operations as a separate reportable segment. The Company anticipates revenues from the NexPoint Homes reportable segment to increase as the reportable segment’s operations begin to scale. As NexPoint Homes continues to raise additional capital, the Company’s direct ownership interest in NexPoint Homes will decrease which may eventually result in deconsolidation of NexPoint Homes.
As of December 31, 2022, the NexPoint Homes Portfolio consisted of 2,554 SFR homes primarily located in the midwestern and southeastern United States. As of December 31, 2022, the NexPoint Homes Portfolio had occupancy of approximately 94.5% with a weighted average monthly effective rent of $1,643 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period greater than 30 days. As of December 31, 2022, the number of stabilized homes in the NexPoint Homes portfolio was 2,433, the occupancy of stabilized homes was 99.2%, and the weighted average monthly effective rent of stabilized occupied homes was $1,656.

The table below provides summary information regarding our NexPoint Homes Portfolio as of December 31, 2022:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	97.6%	$1,941	206	100.0%	$1,941
Birmingham	AL	133	98.5%	1,511	131	100.0%	1,511
Charlotte	NC	68	92.6%	1,877	63	100.0%	1,877
Dallas/Ft Worth	TX	51	94.1%	2,192	48	100.0%	2,192
Fayetteville	AR	440	95.7%	1,560	421	100.0%	1,560
Huntsville	AL	71	95.8%	1,881	68	100.0%	1,881
Kansas City	MO, KS	146	96.6%	1,792	141	100.0%	1,792
Little Rock	AR	211	94.3%	1,338	200	99.5%	1,346
Memphis	TN, MS	158	91.8%	1,443	148	98.0%	1,478
Oklahoma City	OK	516	95.0%	1,605	499	98.2%	1,634
San Antonio	TX	199	91.0%	1,695	187	96.8%	1,751
Triad	NC	50	100.0%	1,663	50	100.0%	1,663
Tulsa	OK	174	92.5%	1,557	161	100.0%	1,557
Other (1)	AL,FL,KS,TX	126	87.3%	1,862	110	100.0%	1,862
Sub-Total/Average		2,554	94.5%	$1,643	2,433	99.2%	$1,656
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,554	94.5%	$1,643	2,433	99.2%	$1,656
(1) Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
Investment Objectives and Strategy
Our primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. We predominately target markets where VineBrook can contribute to revitalizing communities, and which exhibit lower institutional competition, household formation growth, and superior revenue growth relative to national averages that still allow us to efficiently operate through economies of scale. Our target markets for the VineBrook Portfolio include the following metropolitan statistical areas or MSAs: Cincinnati (OH, KY), Dayton (OH), Columbus (OH), St. Louis (MO), Indianapolis (IN), Birmingham (AL), Kansas City (MO, KS), Memphis (TN, MS), Montgomery (AL), Pittsburgh (PA), Greenville (SC), Columbia (SC), Huntsville (AL), Milwaukee (WI), Omaha (NE, IA), Little Rock (AR), Jackson (MS), Augusta (GA, SC), Atlanta (GA), Pensacola (FL), Raeford (NC), Portales (NM), Charleston (SC) and the Triad (NC). We believe we can achieve this objective through active portfolio management to deliver high quality service for resident satisfaction that maintains stable cash flow, and to take advantage of market opportunities to achieve superior risk adjusted returns. Our Adviser and Manager regularly monitor and stress-test each market and the VineBrook Portfolio as a whole under various scenarios, enabling us to make informed and proactive investment decisions.
Net Asset Value (“NAV”)
The purchase price at which shares of our common stock may be repurchased in accordance with the terms of the Share Repurchase Plan (as defined below) is generally based on the most recent NAV in effect at the time of repurchase, and shares of our common stock issued under the dividend reinvestment plan (the “DRIP”) reflect a 3% discount to the then-current NAV. In addition, the sale price of the shares of our common stock sold in our Private Offering (as defined below) was equal to the most recent NAV in effect at the time a subscription agreement or funds were received, plus applicable fees and commissions.
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
In addition to the home valuations, Green Street will value other assets and liabilities to arrive at a preliminary NAV. Cash, listed securities, receivables, prepaid expenses, and other current assets which have a defined and quantifiable market value are included in the gross asset value. Intangible assets without a quantifiable market value (i.e., goodwill) are excluded. Long-term fixed-rate liabilities are marked-to-market using a prevailing treasury yield of similar maturity and an appropriate spread to account for risk. Variable rate debt is listed at book value. Preferred equity obligations are accounted for at face value and listed as an addition to debt. Accounts payable and other current liabilities which have a defined and quantifiable market value are included at book value. The preliminary NAV per share is expected to be calculated on a fully diluted basis, assuming all restricted stock unit grants and profit interest unit grants are fully vested and all OP Units are converted to common stock of the Company.

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
Preliminary NAV Calculation
To assist Green Street in their analysis for the Initial Valuation and Ongoing Valuations, the Adviser sends the following information as of the valuation date to Green Street:
•A data tape that details the following information on each property in the Portfolio:
•Address and geographic market location
•Acquisition date
•Management’s assessment of stabilization status
•Rehab completion date
•Resident move-in date
•Year built
•Property type (i.e. single home or duplex)
•Bedrooms and bathrooms
•Square footage
•Occupancy
•Acquisition cost
•Actual and projected capital expenditures
•Market and actual rent
•Net operating income detail
•A preliminary unaudited consolidated balance sheet, subject to completion, including the completion of customary financial statement closing and review procedures for the period
•Basic and diluted consolidated share counts
•A debt schedule detailing the following for each note/facility:
•Issuance date
•Maturity date
•Current outstanding balance
•Maximum outstanding balance
•Floating or fixed rate
•Effective interest rate information (index and spread)
Once the above information is provided by the Adviser to Green Street, Green Street analyzes the data and synthesizes it with their proprietary real estate data and calculations (as described above) to assess and estimate the growth, income, margin and risk of the Portfolio as a whole. These estimated inputs then factor into their preliminary NAV.

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
1.Portfolio liquidation:
i.Legal costs.
ii.Disposition costs, assumed at 3%.
iii.Prepayment penalties on debt, assumed at 1%.
2.Private sale:
i.Legal costs.
ii.Brokerage costs, assumed to be 1.5%.
iii.Prepayment penalties on debt, assumed at 1%.
3.Initial public offering:
i.Legal costs.
ii.Additional audit costs, including comfort letters and 3-14 audits.
iii.Internalization fee of the Manager, assumed to be the maximum of 2.5% of outstanding consolidated equity.
iv.Starting with the June 30, 2021 NAV estimation, internalization fee of the Adviser, assumed to be the maximum of 2.5% of outstanding consolidated equity.
v.Underwriting costs, assumed to be 5% on equity raised which is estimated to be 20% of the current equity outstanding.
vi.Listing and other fees associated with taking a company public.
During the year ended December 31, 2022, the NAV was reviewed and determined on a quarterly basis by the Pricing Committee. The most recent NAV per share in effect at any given point in time will be based on the NAV as of the most recent determination date. The NAV as of the filing date of this Form 10-K is $63.04 and was based on the NAV per share in effect as of December 31, 2022. The NAV is used for distribution reinvestment and redemptions. The determination of NAV under the Valuation Methodology involves significant judgment and estimation of the transaction costs by our Adviser.

The following table presents our historical NAV as determined by the Pricing Committee (or our Board prior to the formation of the Pricing Committee) for all previous periods:

Date	NAV per share
December 31, 2022	$63.04
September 30, 2022	62.97
June 30, 2022	62.75
March 31, 2022	59.85
December 31, 2021	54.14
November 30, 2021	51.38
October 31, 2021	49.09
September 30, 2021	47.90
August 31, 2021	46.19
July 31, 2021	43.76
June 30, 2021	40.82
May 31, 2021	38.68
April 30, 2021	37.85
March 31, 2021	36.82
February 28, 2021	36.68
January 31, 2021	36.56
December 31, 2020	36.56
November 30, 2020	34.38
October 31, 2020	34.18
September 30, 2020	34.00
August 31, 2020	32.91
July 31, 2020	31.47
June 30, 2020	31.24
May 31, 2020	31.08
April 30, 2020	30.82
March 31, 2020	30.59
December 31, 2019	30.58
September 30, 2019	29.85
June 30, 2019	28.88
March 31, 2019	28.75
December 31, 2018	28.27
November 1, 2018	25.00

The following table provides a breakdown of the major components of our NAV per share amounts for all previous periods (in thousands, except per share amounts):

As of	Value of Homes (1)	Other assets (2)	Debt, net (3)	Preferred equity (4)	Other liabilities (5)	Transaction costs and other adjustments (6)	NAV	Fully diluted shares	NAV per share
December 31, 2022	$3,944,952	$254,487	$(2,035,991)	$(125,000)	$(115,774)	$(19,922)	$1,902,752	30,183	$63.04
September 30, 2022	3,912,049	268,099	(1,886,042)	(125,000)	(139,904)	(62,729)	1,966,473	31,229	62.97
June 30, 2022	3,487,870	233,592	(1,445,007)	(125,000)	(101,331)	(83,705)	1,966,419	31,337	62.75
March 31, 2022	3,199,537	173,334	(1,270,029)	(125,000)	(74,351)	(134,766)	1,768,725	29,553	59.85
December 31, 2021	2,422,218	108,085	(768,545)	(125,000)	(85,984)	(120,426)	1,430,348	26,417	54.14
November 30, 2021	2,327,977	90,410	(753,786)	(125,000)	(73,031)	(151,939)	1,314,631	25,584	51.38
October 31, 2021	2,292,763	76,529	(753,803)	(125,000)	(64,929)	(205,092)	1,220,468	24,863	49.09
September 30, 2021	2,242,647	83,357	(746,661)	(125,000)	(59,484)	(242,847)	1,152,012	24,048	47.90
August 31, 2021	2,163,505	67,850	(774,076)	(125,000)	(64,533)	(246,126)	1,021,620	22,120	46.19
July 31, 2021	2,071,250	68,691	(804,193)	(125,000)	(64,881)	(244,231)	901,636	20,605	43.76
June 30, 2021	1,787,597	77,140	(835,162)	(125,000)	(67,322)	(84,243)	753,010	18,448	40.82
May 31, 2021	1,641,514	70,400	(834,361)	(125,000)	(55,923)	(32,177)	664,453	17,176	38.68
April 30, 2021	1,578,395	48,391	(799,016)	(125,000)	(50,946)	(30,622)	621,202	16,411	37.85
March 31, 2021	1,517,321	59,320	(799,229)	(125,000)	(39,134)	(33,349)	579,929	15,749	36.82
February 28, 2021	1,202,370	74,573	(519,859)	(125,000)	(67,233)	(33,547)	531,304	14,484	36.68
January 31, 2021	1,162,439	67,724	(524,088)	(125,000)	(41,275)	(32,434)	507,366	13,876	36.56
December 31, 2020	922,341	59,222	(347,709)	(88,500)	(30,327)	(29,358)	485,669	13,283	36.56
November 30, 2020	842,960	29,900	(311,057)	(61,000)	(32,735)	(27,464)	440,604	12,817	34.38
October 31, 2020	817,601	23,378	(300,579)	(61,000)	(29,883)	(26,494)	423,023	12,376	34.18
September 30, 2020	799,042	14,968	(346,262)	—	(36,871)	(26,541)	404,336	11,892	34.00
August 31, 2020	771,819	12,390	(353,387)	—	(28,867)	(25,107)	376,848	11,452	32.91
July 31, 2020	739,817	17,402	(360,852)	—	(24,249)	(24,244)	347,874	11,053	31.47
June 30, 2020	716,983	23,092	(359,668)	—	(24,113)	(23,740)	332,554	10,646	31.24
May 31, 2020	697,750	33,339	(357,472)	—	(28,979)	(22,841)	321,797	10,354	31.08
April 30, 2020	677,606	42,090	(357,050)	—	(21,738)	(22,607)	318,301	10,329	30.82
March 31, 2020	650,844	50,319	(356,928)	—	(19,011)	(22,534)	302,690	9,894	30.59
December 31, 2019	592,115	22,153	(315,889)	—	(19,343)	(21,283)	257,753	8,428	30.58
September 30, 2019	540,918	22,232	(304,497)	—	(17,724)	(18,355)	222,574	7,456	29.85
June 30, 2019	415,317	39,522	(239,418)	—	(16,142)	(15,577)	183,702	6,360	28.88
March 31, 2019	386,576	35,470	(239,339)	—	(13,127)	(14,565)	155,015	5,392	28.75
December 31, 2018	363,228	51,336	(239,261)	—	(15,194)	(13,694)	146,415	5,179	28.27
November 1, 2018	330,173	27,030	(239,209)	—	(9,836)	—	108,158	4,327	25.00
(1)As determined in accordance with the valuation methodology in effect at the time of determination.
(2)Includes cash, accounts receivable, prepaids and other assets calculated on a GAAP basis. Also includes the Company's investment in NexPoint Homes for June 30, September 30 and December 31, 2022. For purposes of calculating VineBrook's NAV, we do not consider NexPoint Homes to be a consolidated investment.
(3)Presented net of unamortized deferred financing costs, in accordance with GAAP.
(4)Presented at redemption value.
(5)Includes accounts payable, accrued expenses and interest, security deposits and other liabilities calculated on a GAAP basis.
(6)As estimated by management in accordance with the valuation methodology in effect at the time of determination.
While we believe our assumptions are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, a 1% increase in the value of properties as of December 31, 2022 would result in a $1.31 increase in our NAV per share. Assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2022 of $1,000,000 would result in a $0.03 decrease in our NAV per share.

Our Valuation Methodology is and our original valuation methodology (discussed below) was based upon a number of estimates and assumptions, including estimated transaction costs that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV. Accordingly, we have disclosed the following risk factors relative to our NAV:
•The purchase price at which the shares of our common stock may be repurchased under the Share Repurchase Plan is based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.
•Valuations of our properties are estimates of value and may not necessarily correspond to realizable value. In addition, our Valuation Methodology and related policies may be changed at any time at the sole discretion of our Board.
•Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event.
•Reinvestments of distributions and repurchases of shares of our common stock are generally made at the most recent NAV per share in effect, which is based on a prior period (month or quarter) end and may not accurately reflect the current NAV per share.
•NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
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
We leverage our VineBrook Portfolio and our NexPoint Homes Portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with the acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our OP or subsidiaries.
Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from equity issuances generally will cause our leverage as a percentage of net assets, or our leverage ratio, to decrease, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our VineBrook Portfolio and our NexPoint Homes Portfolio.
Our target leverage is 60-65% loan-to-value (“LTV”), with value being calculated as the value of our assets used to determine our NAV (see above under “—Net Asset Value (“NAV”)” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value”).
The following table presents a summary of our current outstanding indebtedness for the VineBrook reportable segment as of December 31, 2022:

	Type	Outstanding Principal as of December 31, 2022
Initial Mortgage	Floating	$240,408
Warehouse Facility	Floating	1,270,000
JPM Facility	Floating	320,000
Bridge Facility III	Floating	75,000
MetLife Note	Fixed	124,279
TrueLane Mortgage	Fixed	10,143
Crestcore II Note	Fixed	4,651
Crestcore IV Note	Fixed	4,135
Total Outstanding Principal		$2,048,616
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the above indebtedness and outstanding indebtedness for the NexPoint Homes reportable segment as of December 31, 2022.
Competition
We face competition from different sources in each of our two primary activities: developing/acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios of properties or land assets include large and small private equity investors, public and private REITs, other sizeable private institutional investors and other homebuilders. These same competitors may also compete with us for residents. Competition may increase the prices for properties and land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our VineBrook Portfolio and NexPoint Homes Portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

Private Offering
On August 28, 2018, we commenced a non-registered continuous private placement of up to 40,000,000 shares of our common stock (the “Private Offering”) pursuant to the safe harbor of Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Private Offering closed on September 14, 2022. As of December 31, 2022, we issued approximately 25,219,000 shares of common stock through the Private Offering for offering proceeds of approximately $1 billion. We contributed a majority of the proceeds from the Private Offering to our OP in exchange for OP Units. Our OP has used the proceeds from the Private Offering primarily to acquire and renovate additional SFR properties in new and existing markets and maintain existing SFR properties in our VineBrook Portfolio.
Human Capital
As of December 31, 2022, we have one accounting employee. We are externally managed by our Adviser pursuant to the Advisory Agreement. In addition, our Manager is responsible for the day-to-day management of our VineBrook Portfolio pursuant to the Management Agreements and Side Letter.
Regulation
General
Our properties are subject to various rules, laws and ordinances, and certain of our properties are also subject to the rules of the various HOAs where such properties are located. We believe that we are in material compliance with such covenants, laws, ordinances and rules, and we also require that our residents agree to comply with such covenants, laws, ordinances and rules in their leases with us.
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
Seasonality
We believe that our business and related operating results will be impacted by seasonal factors throughout the year. We experience higher levels of resident move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Furthermore, our property operating costs are seasonally impacted in certain markets for expenses such as repairs to heating, ventilation and air conditioning systems, turn costs and landscaping expenses during the summer season. Additionally, our SFR properties are at greater risk in certain markets for adverse weather conditions such as extreme cold weather in winter months and hurricanes in late summer months.
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

Based on our annual revenues for 2022, we have transitioned from a “smaller reporting company” as defined in the Exchange Act. For this Form 10-K and in our definitive proxy statement on Schedule 14A for our 2023 Annual Meeting of Stockholders, we may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.
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
Summary Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations:
•unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including our ability to access funding and generate returns for stockholders;
•risks associated with the COVID-19 pandemic, including unpredictable variants and future outbreak of other highly infectious or contagious diseases;
•risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our Manager’s management team or their affiliates;
•our dependence on the Adviser, Manager, and their affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with the Adviser, Manager and their affiliates and personnel;1
•risks associated with the Manager’s ability to terminate the Management Agreements and with any potential internalization of our management functions;
•risks associated with the fluctuation in the NAV per share amounts;
•loss of our key employees and key personnel of the Adviser and Manager;
•the risk we make significant changes to our strategies in a market downturn, or fail to do so;
•risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in our assets;
•risks associated with acquisitions, including the risk of expanding our scale of operations and acquisitions even if there is a recovery in the rental and housing markets, which could adversely impact anticipated yields;
•risk related to increasing property taxes, Home Owner’s Association (“HOA”) fees and insurance costs may negatively affect our financial results;
•risks associated with our ability to identify, to lease and to retain quality residents;
•risks associated with leasing real estate, including the risks that rents do not increase sufficiently to keep pace with inflation and other rising costs of operations and loss of residents to competitive pressures from other types of properties or market conditions;
•risks related to governmental laws, executive orders, regulations and rules applicable to our properties or that may be passed in the future, which may impact operations, costs, revenue or growth;
•risks relating to the timing and costs of the renovation of properties which has the potential to adversely affect our operating results and ability to make distributions;
•risks related to our ability to change our major policies, operations and targeted investments without stockholder consent;
•risks related to climate change and natural disasters;
•risks related to our use of leverage;
•the risk of downgrade of any credit ratings assigned to our preferred equity;
•risks associated with our substantial current indebtedness and indebtedness we may incur in the future, rising interest rates and the availability of sufficient financing;
•risks related to failure to maintain our status as a REIT;
•risks related to failure of the OP to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•risks related to compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;
•the risk that the Internal Revenue Service (“IRS”) may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
•the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the “Code”) for REITs and the stock ownership limit imposed by our charter;

•recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•housing market conditions may discourage rental, which could adversely impact the number and quality of our residents; and
•risks associated with the Highland Bankruptcy (defined below), including potential conflicts of interest and possible materially adverse consequences on our business, financial condition and results of operations.
You should read this summary together with the more detailed description of each risk factor contained below:
Risks Related to Our Common Stock and Our Organizational Structure
We are dependent upon the retention of key personnel and the ability to attract qualified personnel.
Our Adviser has the sole authority to direct our operations, subject to oversight by our Board. Our Manager has discretionary authority (subject to consent rights of us set forth in the limited partnership agreement of the OP (the “OP LPA”) and the Investment Committee) through the Management Agreements, to identify, structure, allocate, acquire and dispose of investments and, in doing so, has no responsibility to consult with any investor. Accordingly, investors will have no authority to direct our investments or operations and must depend entirely on the investment skills and abilities of our Adviser, our Manager and their respective employees. The ability of our Adviser and Manager to manage our affairs currently depends on key personnel. Our Adviser and Manager will be relying extensively on the diligence, skill, judgment, reputation and business contacts of such key personnel.
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
Our common stock has not been registered under the Securities Act or any state securities laws and may not be transferred unless (a) an exemption from registration under applicable federal and state securities laws is available and (b) either the transfer is a “Permitted Transfer” as defined in our charter or the Company has consented to such transfer (which consent may be withheld if, in the reasonable judgment of the Company, such transfer would result in violations under applicable federal or state securities laws), except as otherwise set forth in our charter. There is no public market for our common stock and one is not guaranteed to develop. As a result, stockholders may be required to hold their common stock indefinitely. Consequently, the purchase of our common stock should be considered only as a long-term and illiquid investment and shares should only be acquired by investors who are able to commit their funds for an indefinite period of time. Each investor will be required to represent that it is an accredited investor under applicable securities laws and that it is acquiring its common stock for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its common stock to an accredited investor under applicable securities laws or in a manner permitted by our charter and consistent with such laws.

Due to these transfer restrictions, the repurchase of common stock by us will likely be the only way for stockholders to dispose of their common stock. We will repurchase our common stock at a price equal to the most recent NAV per share in effect, and not based on the price at which stockholders initially purchased their common stock. The Board determined to suspend share repurchases in the fourth quarter of 2022 and may determine to suspend future share repurchases under the share repurchase plan. There is no guarantee that the Board will repurchase any or all of its shares of common stock that are submitted for repurchase.
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
The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in our OP rather than repurchasing common stock is in our best interest as a whole, then we may choose to repurchase fewer shares of common stock than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the Share Repurchase Plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have common stock repurchased by us may be limited, and at times, stockholders may not be able to liquidate their investment. The Board may also place a limit on the aggregate amount of shares that are repurchased in a given period. The Board determined to suspend share repurchases in the fourth quarter of 2022 and may determine to suspend future share repurchases under the share repurchase plan. There is no guarantee that the Board will repurchase any or all of its shares of common stock.
The Board may amend or suspend the DRIP at any time in its discretion, including by decreasing the discount at which shares of common stock may be purchased through the DRIP.
Our Board has adopted the DRIP whereby investors who purchased shares of our common stock may elect to have their dividends reinvested through purchase of additional shares (each electing investor, a “participant”). Any cash dividends attributable to shares of our common stock owned by a participant in the DRIP will be used to purchase additional shares of our common stock on the payment date for the dividend. The purchase price per share for shares of our common stock purchased pursuant to the DRIP will be equal to 97.0% of most recent NAV in effect on the purchase date, equivalent to a 3.0% discount. Purchases made through the DRIP have no minimum investment amount and no fees, commissions or offering and organization expenses will be paid in respect of or attributable to such purchases. The Board in its discretion may amend or suspend the DRIP at any time, including but not limited to decreasing the discount at which shares of common stock are purchased through the DRIP.

The purchase price at which the shares of our common stock may be repurchased under the Share Repurchase Plan is based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.
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
Within the parameters of the Valuation Methodology, the techniques used to value the properties will involve subjective judgments and projections and may not be accurate. The Valuation Methodology will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our properties are only estimates of value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control or the control of our Adviser and Green Street.
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

Actual operating results for a given period may differ from what we originally budgeted for that period or what was included in the information provided to Green Street, which may cause a material increase or decrease in the NAV per share amounts. Further, while we believe the Adviser’s estimates of transaction costs are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2022 of $1,000,000 would result in a $0.03 decrease in our NAV per share. In addition, if there is a material event subsequent to the valuation date but prior to the Pricing Committee’s determination of NAV, such material event may not be reflected in NAV until the next NAV determination. There will be no retroactive adjustment to the NAV, the price we paid to repurchase shares of our common stock or NAV-based fees paid to our Adviser to the extent NAV for a period does not accurately reflect a change in the assumptions underlying the NAV calculation or a material event.
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
Generally, the purchase price per share for shares of our common stock purchased pursuant to the DRIP and the price at which we repurchase the shares of our common stock under our Share Repurchase Plan will equal the most recent NAV per share in effect (or, with respect to the DRIP, a percentage thereof), which is based on a previous period. The NAV per share as of the date on which stockholders make their repurchase request under our Share Repurchase Plan may be significantly different than the price such stockholder originally paid or the repurchase price to be received at the end of the relevant quarter when the shares are actually repurchased.
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
The Valuation Methodology and components thereof are not prescribed by rules of the SEC or any other regulatory agency. Furthermore, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and our stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future. In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not necessarily prepared in accordance with GAAP. These valuations may differ from actual values that could be realized in the event that we were forced to sell assets. Additionally, errors may occur in calculating our NAV, which could impact the price at which we reinvest dividends at, repurchase shares of our common stock and fees we pay to our Adviser.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, including from sales from our common stock, our Series A Preferred Stock or OP Units. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level at which holders of shares of our common stock participate in our DRIP, the proceeds from any future offerings and our performance. Funding distributions from the sales of assets, borrowings, return of capital or offering proceeds will result in us having less funds available to acquire SFR properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment, especially if we sell these securities at prices less than the price you paid for your capital stock. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
In addition, to the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment. If we make stock dividends in lieu of cash distributions, it may have a dilutive effect on the holdings of our stockholders.
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
The capital and credit markets have seen volatility and disruption over the past year and should such disruptions in the financial markets continue to occur, such deteriorating economic conditions could also impact the market for our investments and the volatility of our investments. The returns available to us with respect to our targeted investments are determined, in part, by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, our returns will increase. Conversely, a lack of liquidity will cause our returns to decrease.
Our Adviser is using and may continue to use leverage with respect to our Portfolio and with respect to acquiring new SFR properties. Should the credit markets continue to be volatile and uncertain, we may not be able to obtain debt financing on attractive terms or at all. In addition, if the value of our Portfolio declines, we could be forced to dispose of investments at inopportune times to repay debt or use operating income to repay debt.

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
Furthermore, all of the factors described above, including disruptions in the financial markets and deteriorating economic conditions (see “—Risks Related to the Real Estate Industry—Local market conditions may adversely affect our performance,” “—Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations” and “—The current COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance”), could adversely impact our ability to implement our business strategy and make distributions to investors and could decrease the value of an investment in us.
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
Certain provisions providing for indemnification and limitation of liability contained in our charter and bylaws limit the rights of action otherwise available to stockholders and other parties against our Board and/or certain of our officers and employees.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have subject matter jurisdiction, any state court located within the state of Maryland, or, if all such state courts do not have subject matter jurisdiction, the United States District Court for the District of Maryland, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, (b) any derivative action or proceeding brought on behalf of the Company, (c) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (d) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the charter or the bylaws, (e) any action or proceeding to interpret, apply, enforce or determine the validity of the charter or the bylaws of the Company (including any right, obligation, or remedy thereunder), (f) any action or proceeding as to which the MGCL confers jurisdiction on the Circuit Court for Baltimore City, Maryland, or (g) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, except that the foregoing does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions.
Our exemption from holding plan assets may have negative consequences.
We will use commercially reasonable efforts to be structured and operate in a manner intended to avoid holding the “plan assets” of “Benefit Plan Investors.” For this purpose, a “Benefit Plan Investor” means (i) any employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (ii) any plan or account subject to Section 4975 of the Code (including individual retirement accounts), and (iii) any entity whose underlying assets are deemed to include “plan assets” by reason of entities listed in (i) and/or (ii) above, investment in such. We will attempt to qualify for an exception provided for entities in which Benefit Plan Investors will hold less than 25% of the total value of each class of our equity interests. To qualify for this exception, we may limit the investment in us by Benefit Plan Investors, which in certain circumstances could have the result that (1) transfers of shares would be limited or (2) the shares of some stockholders would be subject to mandatory redemption. Alternatively, we will have the right to take whatever action we deem necessary (after consulting with counsel) to avoid our assets being treated as plan assets under any other exception under the regulations promulgated by the U.S. Department of Labor under 29 CFR Section 2510.3-101 (as modified by the express exceptions noted in Section 3(42) of ERISA). To qualify for those exceptions, we may be required to decline to make certain investments that we would otherwise prefer to make, or we may be required to sell certain investments before we would otherwise prefer to do so. There can be no assurance that we will avoid holding plan assets under the foregoing exceptions. If our underlying assets were to be considered plan assets of a Benefit Plan Investor, we would be an ERISA fiduciary and would be subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply.
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
There is no public market for our common stock and one is not guaranteed to develop. However, should one develop or should we determine to publicly list our common stock, we cannot predict the effect, if any, of future sales of our common stock on the market price, if any, of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price, if any, for our common stock.
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
Holders of shares of our common stock do not have preemptive rights to any shares we issue in the future. Our charter authorizes the issuance of 500,000,000 shares of capital stock, consisting of 300,000,000 of Class A Common Stock, 100,000,000 shares of Class I Common Stock, and 100,000,000 shares of preferred stock, par value $0.01 per share, 16,000,000 shares of which have been classified as the Series A Preferred Stock. Our Board may increase the number of authorized shares of capital stock without stockholder approval. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under a long-term incentive plan to our non-employee directors or to employees of our Manager, Adviser or either of their affiliates; (4) issue shares to our Manager, Adviser, or either of their successors or assigns, in payment of an outstanding fee obligation (if permitted pursuant to the Advisory Agreement, the applicable Management Agreement or as otherwise may be agreed) or as consideration in a related-party transaction; or (5) issue shares of our common stock in connection with a redemption of OP Units. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of shares of our common stock will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of shares of our common stock may also experience a dilution in the book value of their investment in us.
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

As of December 31, 2022, we have issued 5,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock rank, with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up, (1) senior to our common stock; (2) on parity with all equity securities issued by us with terms specifically providing that those equity securities rank on parity with the Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up; and (3) junior to all our existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Additionally, unless the mandatory redemption date is extended, if we fail to effect a mandatory redemption of the Series A Preferred Stock by October 7, 2027, and such non-compliance remains uncured by us on the nine-month anniversary following such date, the number of directors shall be automatically increased to such number as is necessary so that a majority of the outstanding shares of Series A Preferred Stock shall have the right at any time after such date to elect a majority of the members of our Board.
Risks Related to Our Business and the Single-Family Rental Housing Market
We have a limited operating history and may not be able to replicate the historical results achieved by other entities managed by or sponsored by affiliates of our Adviser, members of our Manager, management team or their affiliates.
We have a limited operating history from which potential investors may evaluate likely performance. Neither the past performance of previous investments of our Adviser and its affiliates, nor the past financial performance of us, the VineBrook Companies or members of our Manager, management team of their affiliates can be relied upon as an indicator of our future performance or success due to a variety of factors, including changes in personnel, different national and local economic circumstances, different supply and demand characteristics, and varying circumstances relating to the real estate markets. Since our performance depends on future events, it is inherently uncertain.
We are employing a business model with a limited consolidated institutional track record, which may make our business difficult to evaluate.
Until recently, the SFR business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist, and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our NAV to decline significantly.
A significant portion of our costs and expenses are fixed and we may not be able to adapt our cost structure to offset declines in our revenue.
Many of the expenses associated with our business, such as real estate taxes, HOA fees, personal and property taxes, insurance, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. By contrast, our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that impact rental income. As a result, we may not be able to fully offset rising costs and capital spending with rental income, which could have a material adverse effect on our results of operations and cash available for distribution.

Increasing property taxes, HOA fees and insurance costs may negatively affect our financial results.
As a result of our substantial real estate holdings, the cost of property taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, a number of our properties are located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments or insurance rise significantly and we are unable to offset with rental income, including as a result of rent control laws or other regulations, our results of operations would be negatively affected.
Our Portfolio will be concentrated in the single-family asset class; our Portfolio will also be geographically concentrated, which could adversely affect operations if either the targeted markets or asset class suffers from a negative event.
Our investments in real estate assets and debt secured by real estate assets are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results. In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If there is an economic downturn in these markets or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders and cause the value of our capital stock to decline.
If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our cash available for distribution will be adversely impacted.
The success of our business model will substantially depend on conditions in the SFR market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels, and if those assumptions prove to be inaccurate, our cash flows will be lower than expected.
Eventually, as inflation is brought under control, the Federal Reserve may reverse its current policies regarding interest rates and begin lowering rates, which together with government programs designed to keep homeowners in their homes and/or other factors, may contribute to trends that favor homeownership rather than renting. A softening of the rental market in our markets would reduce our rental revenue, which could adversely impact our cash available for distribution.
Competitive pressures from rental homes, multifamily units, supply of affordably priced SFR homes and current high levels of home affordability in our target markets may have a material impact on our performance.

All of our houses are located in developed areas that include other single-family houses. The number of competitive houses in a particular area could have a material effect on our ability to lease our houses and on the rents charged. The pool of potential renters is reduced by those who choose to purchase, rather than rent, houses. Further, the supply of affordably priced single-family rental home available to invest may decrease due to supply shortage, which may increase competition for residents, limit our strategic opportunities, and increase the cost to acquire those properties. In addition, multi-family properties, particularly apartment buildings, provide housing alternatives to potential renters of single-family houses. The continuing development of apartment buildings in many markets increases the supply of housing and may exacerbate the competition for renters.

We intend to continue expanding our scale of operations and make acquisitions, which could adversely impact anticipated yields.
Our long-term growth depends on the availability of acquisition opportunities in our target markets at attractive pricing levels. We believe various factors and market conditions have made homes available for purchase at prices that are below replacement costs. We expect that, in the future, housing prices may continue to rise, and therefore future acquisitions may be more expensive. There are many factors that may cause prices to rise in our target markets that would result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:
•continued shortage of housing in our target markets;
•improvements in the pricing and terms of mortgage-backed securities;
•the emergence of increased competition for single-family assets from public and private investors and entities with similar investment objectives as us; and
•tax or other government incentives that discourage renting in the housing market.
We plan to continue acquiring properties as long as we believe such properties help meet the demand for affordably priced housing choices in our communities and offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities and if such future acquisitions are funded through equity issuances, the yield and distributable cash will be reduced, and our NAV may decline.
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
Most of our properties have been, and we expect that a substantial portion of any future property acquisitions will be, purchased as portfolios in bulk from owners of portfolios of single-family homes. To the extent the management and leasing of such properties have not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during due diligence may not be accurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies.
We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions.
Nearly all of our properties require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover.
Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across properties prove to be materially inaccurate, our operating results and ability to make distributions to investors may be adversely affected. Additionally, if we experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, shortages of shipping containers and/or other means of transportation, or difficulties obtaining adequate skilled labor from third-party contractors, our operating results and ability to make distributions to investors may be adversely affected.
Housing market conditions may discourage rental, which could adversely impact the number and quality of our residents.
Government sponsored programs, future lower mortgage interest rates, a large supply of foreclosed homes on the market and depressed home values all pose threats to the SFR market. As a result of these potential factors, current renters may be discouraged from continued rental. This may have a negative impact on our ability to attract sufficient renters and the quality of our residents.
Our real estate investments are illiquid, which limits our operational flexibility and may negatively affect our performance.
Real estate investments generally cannot be sold quickly. This inability to sell properties could adversely affect our ability to maximize sales proceeds.
Our business objectives could be impeded by not being able to obtain additional capital.
Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the debt or equity markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain debt or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries or joint ventures to fund future operations could dilute the ownership of our then-existing stockholders. Based on the Federal Reserve’s approach to combatting inflation by increasing short-term rates, debt and equity capital may be more expensive than in prior years.

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
A number of our properties are part of HOAs, and we and our residents are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.
As of December 31, 2022, approximately 6.3% of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our Manager and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have residents who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
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

We depend on our residents for substantially all of our revenues. Poor resident selection and defaults and nonrenewals by our residents may adversely affect our reputation, financial performance and ability to make distributions.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make service requests for resident-caused damage, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or parking infractions, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after regaining possession, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting the property and re-leasing the property. In addition, we rely on information supplied by prospective residents in making resident selections, which may in some cases be false.
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
Our evaluation of acquisition properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire or our properties failing to perform as we expect.
In determining whether a particular property meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation and/or development costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate. As a result, we may pay too much for properties we acquire or our properties may fail to perform as anticipated.

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated to historically high levels and may continue at an elevated level in the near-term. Rising inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs, including for labor at the corporate levels. Inflationary pressures have also increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of resident defaults and harm our operating results
The U.S. Federal Reserve began rapidly raising the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability, and has signaled that the federal funds rate may continue to rise in 2023. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions have resulted in an increase in prevailing interest rates and a flattening of the yield curve. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine adds, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases may also generally impair the performance of investments, increase funding costs, limit access to the capital markets or result in decisions by lenders not to extend credit. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, or if one already exists and worsens in the future, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur, or if one already exists and worsens in the future, there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.
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
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, the Adviser and Manager may acquire and store sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our prospective and current residents, employees, and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. While the Adviser and Manager have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise the Adviser or Manager’s networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position.
The SFR portfolios tend to be larger than portfolios in other property sectors and is a relatively new sector lacking publicly traded institutional owners, which could limit the quality and availability of data and financial information available on large SFR portfolios we acquire.
Unlike other property sectors, SFR portfolios tend to be extremely large. For example, as of December 31, 2022, through the VineBrook reportable segment we own approximately 24,657 SFR assets across 18 states, whereas a portfolio in a publicly traded multifamily REIT has on average 144 properties. Because each unit in an SFR portfolio is generally also an individual property, and financial records must be maintained on each individual property, the volume of data and information to be kept is larger in the SFR sector as compared to other sectors.
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
We may be required to pay for state tax obligations.
As of December 31, 2022, in the VineBrook reportable segment, we own single family homes in 18 states. We may be subject to state and/or local tax obligations in some of those states as a result of the income generated from the SFR properties in those states. If we are subject to such state and/or local tax obligations, or if such obligations increase, our cash available for distribution to investors may be materially and adversely affected.

As a result of our OP’s investments in NexPoint Homes, we have consolidated its revenue and any decrease in revenue of NexPoint Homes or increase in capital contributions required by NexPoint Homes may have a negative effect on our results of operations.
On June 8, 2022, in connection with the formation of NexPoint Homes, the OP invested an aggregate of $100 million into NexPoint Homes in exchange for 2,000,000 shares of Class A common stock, par value $0.01 per share of NexPoint Homes (the ‘NexPoint Homes Shares”) and convertible notes. Over time, and in order to maintain its pace of growth, we believe our targeted assets will migrate more toward that of NexPoint Homes, in which case we may purchase some or all of the NexPoint Homes portfolio, or as NexPoint Homes continues to grow and gain scale, we may seek to monetize our investment in NexPoint Homes through a sale of our interest or other transaction. As of December 31, 2022, the OP owned approximately 89% of the outstanding NexPoint Homes Shares. As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require that the Company consolidate the OP’s investment in NexPoint Homes.
While our OP is the majority shareholder in NexPoint Homes, NexPoint Homes is governed by an independent board of directors. Currently, our investments in NexPoint Homes has not had a material adverse impact on our working capital. However, if it requires further capital contributions or funding from us in the future, our working capital position could be negatively impacted. In addition, if it defaults in its repayment obligations in any debt financings, it may incur additional liabilities or be involved in legal proceedings, which may adversely affect our results of operations, cash flow positions and reputations.
Risks Related to the Real Estate Industry
Our business has inherent general real estate risks.
Our Portfolio will be subject to the risks incident to the ownership and operation of real estate, including risks associated with the general economic climate, local real estate conditions (including the availability of excess supply of properties relative to demand), changes in the availability of debt financing, credit risk arising from the financial condition of residents, buyers, and sellers of properties, geographic or market concentration, competition from other space, our ability to manage our Portfolio, government regulations (such as changes in regulations governing land usage, improvements, zoning, and environmental issues), liability arising out of the presence of certain construction materials, uninsurable losses, and fluctuations in interest rates. We will incur the burdens of ownership of real property, which include paying expenses and taxes, maintaining the investments, and ultimately disposing of our Portfolio.
Real estate historically has experienced fluctuations and cycles in value, and local market conditions may result in reductions in the value of real property. The marketability and value of real property will depend on many factors beyond our control, including changes in general or local economic conditions in various markets, changes in supply of, or demand for, competing properties in an area, changes in interest rates, the promulgation and enforcement of governmental regulations relating to land-use and zoning restrictions, issues relating to environmental protection and occupational safety, condemnation or other taking of property by the government, unavailability of mortgage funds, which may render the sale of an investment difficult, the financial condition of residents, buyers, and sellers of investments, changes in real estate tax rates and operating expenses, the imposition of rent controls, energy and supply shortages, the availability and cost of property insurance, including insurance covering earthquake and acts of terrorism, and various uninsured or uninsurable risks and acts of God, natural disasters and other uninsurable losses. In addition, general economic conditions, as well as conditions of domestic and international financial markets, may adversely affect our operations. Furthermore, should the value of our investments decline, we may need to consider disposing of investments at inopportune times or using operating income to repay indebtedness in order to maintain compliance with debt covenants. There can be no assurance that there will be a ready market for the resale of investments, because investments generally will not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. Additionally, partial or complete sales, transfers, or other dispositions of investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. Accordingly, an investment in us requires a long-term commitment, with no certainty of return.

Local market conditions may adversely affect our performance.
We intend to focus our investment activity in target markets based on our belief in our investment strategy, which relies, in part, upon providing need-based housing to individuals with working-class jobs. Our strategy further relies, in part, upon market recoveries in our target markets. However, no assurance can be given that the real estate assets can be acquired at favorable prices or that the market for such assets will recover or continue to improve, as the case may be, since this will depend, in part, upon events and factors outside of our control, including, without limitation, local market and economic conditions in our target markets and the surrounding regions which may significantly affect rents and vacancy rates in our target markets. For example, a downturn in the local economy could lead to a decrease in rents and an increase in vacancy rates, which would significantly adversely affect our profitability and ability to satisfy our financial obligations. Accordingly, our performance and our ability to make distributions to investors could be materially and adversely affected by market and economic conditions in these geographic areas. The risks that may further affect conditions in these geographic areas include the following:
•The local economic climate (which may be adversely affected by industry slowdowns, decreases in government spending, and other factors);
•a downturn in the economy;
•the local real estate conditions (such as an oversupply of properties);
•a decline in business growth that adversely affects occupancy or rental rates;
•the inability or unwillingness of residents to pay rent increases;
•an adverse change in local governmental procedures; and
•the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.
Any of these risks could adversely affect our ability to achieve our desired yields on our investments and to make expected distributions to investors.
The COVID-19 pandemic, inflation, rising interest rates and the war in Ukraine have led to economic uncertainty in the U.S. and other countries. During periods of economic uncertainty or recession, rising interest rates or declining demand for real estate could result in a general decline in rents or an increased incidence of defaults under existing leases. Such adverse impacts to the economy generally or to our real estate in particular could negatively impact, among other things, our rental income, the value of our real estate, and our ability to raise capital. If we cannot operate our Portfolio to meet our financial expectations or if we cannot raise adequate capital, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations or cash flow may be significantly negatively impacted.
We may experience heightened risks of vacancies.
A property may incur vacancy either by the continued default of the resident under the lease, the expiration of a lease or the termination by the resident of a lease. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to investors. Some of the leases for the properties in our Portfolio are scheduled to expire at the same time and as a result the cash flow from our Portfolio may be significantly diminished for a period of time. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies or with residents suffering economically could suffer, which could further reduce or eliminate any return on an investor’s investment.
Supply chain disruption and increased costs in labor and materials may adversely affect our real estate operations.
The construction and building industry, similar to many other industries, have been experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including, without limitation, the war between Russia and Ukraine and the residual economic effects of COVID-19. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. This could impact our ability to timely deliver homes to residents, and we may incur costs in the process that exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. All of these occurrences could affect our ability to achieve the expected value of a lease or rehabilitation costs, thereby adversely affecting our profitability.

The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and continues to evolve. Additionally, the emergence of new variants of COVID-19 are unpredictable and current vaccines and treatments may not be effective against new variants.
The COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, almost every industry directly or indirectly, which may adversely impact the ability of our residents, some of whom may be restricted in their ability to work or to pay their rent as and when due. In addition, our property manager may be limited in its ability to properly maintain our properties.
The COVID-19 pandemic, and other future pandemics, could also materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance due to, among other factors:
•reduced economic activity may cause certain of our residents to be unable to meet their rent obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the order issued by the Center for Disease Control to temporarily halt residential evictions to prevent further spread of COVID-19;
•difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis, or at all;
•weaker economic conditions due to the COVID-19 pandemic could require us to recognize future impairment losses;
•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants in our debt obligations and result in a default and potentially an acceleration of indebtedness;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties;
•the potential negative impact on the health of the employees of our Adviser and our Manager, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption; and
•the timing of the development and distribution of effective treatments for COVID-19 and future pandemics.
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
When renters decide to leave our houses, whether they decide not to renew their leases or they leave before their lease expiration date, we may not be able to relet their houses. In addition, we may suffer unexpected losses from renters who leave prior to the expiration of the lease term without notice or payment of penalty to us as our ability to collect rent due under the lease will be limited in these circumstances. Even if the renters do renew or we can relet the houses, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the houses, or if the rental rates upon renewal or reletting are significantly lower than expected rates, our results of operations and financial condition will be adversely affected. Furthermore, there are seasonal fluctuations in rental activity with activity higher in the spring and summer than in the fall and winter. If renters do not experience increases in their income, we may be unable to adjust rent and/or delinquencies may increase. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions, including new construction of single-family houses and apartment buildings and excess inventory of single and multi-family housing, rental housing subsidized by the government, government programs that favor owner occupied housing over rental housing, slow or negative employment growth and household formation, the availability of low interest mortgages for single-family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation which could limit our ability to determine rents. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us and our ability to renew leases and/or raise rents. Consequently, our cash flow and ability to make distributions to investors could be reduced. In addition, we may be hindered in our ability to regain possession from residents in default under the applicable laws in certain jurisdictions resulting in delays in re-leasing properties.
We may experience deferred maintenance costs.
Before renting a home, we will typically perform a detailed assessment with an on-site review of each property to identify the scope of work to be completed. Beyond customary repairs, our Manager will usually focus on improvements that optimize safety, habitability and overall property appeal, and complete such improvements as a means of enhancing resident satisfaction while increasing the value of the property. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises to reduce impact on resident occupancy.
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
Each of our investments will be subject to real and personal property taxes and assessments. The real and personal property taxes on each investment may increase or decrease as property tax rates change and as such investments are assessed or reassessed by taxing authorities. If property taxes on our investments increase, our cash available for distribution to investors may be materially and adversely affected.
Compliance with governmental laws, regulations and covenants that are applicable to our properties or that may be passed in the future, including resident relief laws, rent control laws, permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, adversely impact operations and revenue, result in significant costs or delays, and adversely affect our growth strategy.
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
As the landlord of numerous properties, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs and expose us to potential negative publicity. The eviction process is typically subject to complex legal requirements as well as our internal eviction prevention policies and procedures, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-resident laws may impose legal duties to assist residents in relocating to new housing or restrict the landlord’s ability to regain possession of a property on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-resident laws and need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not, or there is public perception that we do not, comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or actions by state or local law enforcement and our reputation and financial results may suffer, including due to payment of attorneys’ fees. Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our ability to determine rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

Legal demands, litigation (including class actions), congressional inquiries, negative publicity by resident and consumer rights organizations or changes in laws and regulations could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.
Numerous resident rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-resident and consumer laws, with a focus on high quality service, resident retention and eviction prevention, such organizations might work in one or multiple states to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light, which could adversely affect our reputation, and business. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, such organizations may lobby municipal, county and state attorneys to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations and prevent or make it more expensive for us to acquire homes, adversely impact our business or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations, which could adversely affect our business, results of operations and financial condition, and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
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
Environmental Laws Generally. Environmental laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. There may be additional laws and regulations that govern indoor and outdoor air and water quality including abatement or removal of asbestos-containing materials, lead paint and electrical equipment containing polychlorinated biphenyls (PCBs). Some of these laws and regulations may impose joint and several liability on residents, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the acts causing the contamination were legal, whether the contamination was present prior to a purchaser’s acquisition of a property, and whether an owner knew of such contamination. The conditions of investments at the time we acquire them, operations in the vicinity of our investments, such as the presence of underground tanks, or activities of unrelated third parties may affect the value or performance of our Portfolio.
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
Natural disasters and severe weather such as tornadoes, wind, or floods may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as a flood) or destructive weather event (such as a tornado) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next.
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
We use local and national third-party vendors and service providers to provide certain services for our properties. For example, we typically engage third-party home improvement professionals with respect to certain maintenance and specialty services, such as heating, ventilation and air conditioning systems, roofing, painting and floor installations. Selecting, managing and supervising these third-party service providers requires significant resources and expertise, and because our Portfolio consists of geographically dispersed properties, our ability to adequately select, manage and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated. The inability or unwillingness of a vendor to provide these services to us on acceptable terms or at all could have a material adverse effect on our business.
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
The costs of complying with new and existing laws and regulations may adversely affect the values of our properties or affect our ability to attract and retain residents.
Federal, state, and local governments and governmental agencies may adopt, create or amend laws, regulations, or ordinances related to property acquisitions, residents, or landlords that could negatively affect our operations and our ability to effectively manage our properties.
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
As of December 31, 2022, $1.9 billion of our total debt outstanding bears interest at floating interest rates for the VineBrook reportable segment, and we may also borrow additional funds at floating interest rates in the future, including $30.0 million available for borrowing under the JPM Facility (defined below) as of the date of the most recent amendment, January 31, 2023. As of December 31, 2022, 12 interest rate swap agreements, with a combined notional amount of $970.0 million with terms expiring in 2024 and 2025, effectively fix the interest rate on $970.0 million, or 50.9%, of our $1.9 billion of floating rate debt outstanding for the VineBrook reportable segment. Except to the extent we have arrangements in place that hedge against the risk of rising interests rates, an increase in interest rates could increase required debt service payments on floating rate debt and could reduce funds available for operations, future business opportunities, and distributions to stockholders. If we need to repay debt during times of rising interest rates, we could be forced to dispose of properties on unfavorable terms, which may not permit realization of the maximum return on such investments.
Interest-only indebtedness may increase our risk of default at maturity.
As of December 31, 2022, $1.7 billion of our debt outstanding was interest-only for the VineBrook reportable segment. Additionally, we may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. For all of this indebtedness other than the Initial Mortgage (defined below), interest is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. For our Initial Mortgage, interest is payable monthly during the loan term and principal payments based on a 30 year amortization schedule are required during the last 36 months of the loan and the remainder of the principal, or a balloon payment, is payable at maturity. These required balloon payments may increase our risk of default under the related loan because we may not have the required funds to repay the principal as required under the agreements. These required principal or balloon payments may increase our risk of default under the related loan if we do not have funds available or are unable to refinance the obligation. Additionally, if we default on the payment of principal under one of our agreements, it may cause cross defaults under our other credit agreements. In order to make the required principal or balloon payments, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.
We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2022, there was $2.0 billion of debt outstanding related to our VineBrook Portfolio and $567.4 million of debt outstanding related to the NexPoint Homes Portfolio (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). For the VineBrook Portfolio, all of the outstanding debt is guaranteed by the Company or its subsidiaries. In addition, $233.5 million of debt outstanding related to the NexPoint Homes Portfolio is guaranteed by the OP. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
•make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•force us to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants which we may be subject to;
•subject us to increased sensitivity to interest rate increases;
•make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;
•limit our ability to withstand competitive pressures;
•limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
•place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these consequences were to materialize, our financial condition, results of operations, cash flow and price of our securities could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
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
For example, some of our debt agreements require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing our Portfolio. Upon the occurrence of an event of default or failure to satisfy the required financial covenants, the lender may apply any excess cash in accordance with the cash management provisions, including early prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
Risks Related to Tax
Failure to qualify as a REIT for U.S. federal income tax purposes would have a material adverse effect on us.
We have elected to be taxed as a REIT under the Code. Our qualification as a REIT will require us to satisfy numerous requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We expect that our current organization and proposed method of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at the corporate tax rate, could be subject to increased state and local taxes, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the IRS granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would materially and adversely affect us. In addition, we would no longer be required to make distributions to our stockholders.

Furthermore, we currently own one and may acquire additional direct or indirect interests in one or more entities that will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
As a REIT, we may be subject to tax liabilities that reduce our cash flow.
Even if we continue to qualify as a REIT, for U.S. federal income tax purposes, we may be subject to certain U.S. federal, state and local taxes on our income or property, including the following:
•To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction and including net capital gains), we will be subject to corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions that we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the corporate income tax rate.
•If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our net gain will be subject to the 100% “prohibited transaction” tax.
•We may be subject to state and local taxes on our income or property, either directly or indirectly because of the taxation of entities through which we indirectly own our assets.
•Subsidiaries that are “taxable REIT subsidiaries” (“TRSs”) would generally be required to pay U.S. federal (and applicable state and local) corporate income tax on their earnings.
To qualify as a REIT, we must meet annual distribution requirements, which could result in material harm to the Company if they are not met.
To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income( which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gains. In addition, if we fail to distribute to our stockholders during each calendar year at least the sum of (a) 85% of our ordinary income for such year; (b) 95% of our capital gain net income for such year; and (c) any undistributed REIT taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (1) the amounts actually distributed by us and (2) retained amounts on which we pay U.S. federal income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or raise capital on a short-term or long-term basis, or to borrow funds even if the then-prevailing market conditions are not favorable for these borrowings, to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. Our inability to make required distributions as a result of such covenants could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

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
As a REIT, at the end of each quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and other qualifying real estate assets. The remainder of our investments in securities (other than government securities, securities issued by a TRS and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of the quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering material adverse tax consequences. The need to comply with the 75% asset test and 20% TRS securities test on an ongoing basis could potentially require us in the future to limit the future acquisition of, or to dispose of, nonqualifying assets, limit the future expansion of any TRS’s assets and operations or dispose of or curtail TRS assets and operations, which could adversely affect our business and could have the effect of reducing our income and amounts available for distribution to our stockholders.
If our OP failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We believe that our OP will be treated as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting positions. As a partnership, our OP generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our OP’s income. We cannot assure you, however, that the IRS will not challenge the status of our OP or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our OP or any other such subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes (including by reason of being classified as a publicly traded partnership, unless at least 90% of its income was qualifying income as defined in the Code, or “taxable mortgage pool” for U.S. federal income tax purposes), we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT, unless we qualified for certain statutory savings provisions. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, the OP’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. Also, the failure of our OP or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would significantly reduce the amount of cash available for debt service and for distribution to its partners, including us.
Our potential ownership of interests in TRSs would raise certain tax risks.
A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to residents of its parent REIT. A TRS is subject to income tax as a regular C corporation. We currently do not own interests in a TRS.

If we own a TRS, we will be required to pay a 100% tax on any “redetermined rents,” “redetermined deductions,” “excess interest” or “redetermined TRS service income.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our residents by a TRS of ours. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS of ours for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations. Redetermined TRS service income generally represents amounts by which the gross income of a TRS attributable to its services for or on behalf of us (other than to a resident of ours) would be increased based on arm’s length negotiations.
Any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our potential ownership of interests in TRSs.
If we were to own interests in TRSs, as a REIT, the value of interests in such TRSs generally may not exceed 20% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of interests in TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.
The sale of certain properties could result in significant tax liabilities unless we are able to defer the taxable gain through 1031 Exchanges.
In general, we may structure asset sales for possible inclusion in tax deferred exchanges under Section 1031 of the Code (“1031 Exchanges”). The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain properties, our business, financial condition, results of operations and cash flow, the NAV per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.
The prohibited transactions tax may limit our ability to engage in sale transactions.
For so long as we qualify as a REIT, our ability to dispose of assets may be restricted to a substantial extent as a result of our REIT qualification. A REIT’s income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our operating partnership but generally excluding TRSs, other than foreclosure property, held as inventory or primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property or debt instruments that we hold. Although a safe harbor is available, for which certain sales of property by a REIT are not subject to the 100% prohibited transaction tax, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as inventory or held primarily for sale to customers in the ordinary course of a trade or business. Consequently, we may choose not to engage in certain sales of our properties or we may conduct such sales through TRSs, which would be subject to U.S. federal and state income taxation at corporate rates. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through TRSs to avoid the 100% prohibited transactions tax.

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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary to preserve our qualification as a REIT. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of any class or series of our capital stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such ownership limits would, among other things, result in our failing to qualify as a REIT. This, as well as other restrictions on transferability and ownership, will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.
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
We and our subsidiaries and stockholders may be subject to state, local or foreign tax filing and payment obligations in various jurisdictions including those in which we or they transact business, own property or reside.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to their stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026 (subject to certain limitations)). To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the common stock of REITs, including the per share trading price of our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”) or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to qualify and to maintain our qualification as a REIT. This exclusion from the 75% and 95% gross income tests also would apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or, subject to the limitations on the value of and income from TRSs, implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because such TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in such TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of shares of our common stock.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not expect our stock to be regularly traded on an established securities market for the foreseeable future and do not expect that this exception will apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not expect our stock to be regularly traded on an established securities market for the foreseeable future and do not expect that this exception will apply.
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
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with our Adviser, there may be times when our Adviser or its affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest.
Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, but not limited to, NexPoint Real Estate Finance, Inc., NexPoint Diversified Real Estate Trust and NexPoint Residential Trust, Inc. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser or its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Chapter 11 bankruptcy filing by Highland may have materially adverse consequences on our business, financial condition and results of operations.
On October 16, 2019, Highland, a former affiliate of our Adviser, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, NexPoint is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including NexPoint and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Adviser, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Adviser, our Manager and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.
Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.
On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets. While neither our Adviser nor our Manager are parties to the UBS Lawsuit, these proceedings could expose our Adviser, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. The Board has formed an independent special committee to oversee a review of the UBS Lawsuit and its potential impact on the Company.

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
As of March 28, 2023, we had approximately 24,659,727 shares of Class A common stock outstanding held by a total of approximately 6,830 record holders. The number of record holders is based on the records of DST Systems, Inc., who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
Market Information
There is no public trading market for the Company's shares. The Company's shares were privately issued via a Regulation D offering at the NAV per share in effect at the date of purchase. Refer to Item 1 for our NAV per share since inception. The Company intends to pay dividends in the near future and anticipates the dividend per share will not change from the historical rate.
Repurchase of Shares
The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the most recent NAV per share in effect, which will generally be equal to our prior quarter’s or month’s NAV per share. The Share Repurchase Plan began on November 1, 2019. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see Exhibit 4.1 to this Form 10-K. However, the Board may determine to suspend the program at any time at its discretion. During the fourth quarter of 2022, the Board limited the aggregate amount of shares that could be repurchased under the plan from October 1, 2022 through 11:59 P.M. Central Time on November 27, 2022 to $17,094,816.71. The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	271,475	62.97	271,475	78,044
Total	271,475	$62.97	271,475	$78,044
Common Stock and Common Stock DRIP
During the year ended December 31, 2022, we issued 3,705,580 shares of common stock through the Private Offering and 471,020 shares through our DRIP, resulting in gross offering proceeds of approximately $232.4 million. During the year ended December 31, 2022, we paid (or Raymond James has collected upfront) an aggregate of approximately $22.7 million in selling commissions and we have incurred approximately $1.9 million in additional offering expenses. No underwriting discount or commission is applicable to sales through the common stock DRIP. We contributed the majority of the net proceeds from the Private Offering to our OP in exchange for OP Units. Our OP has used the net proceeds from the Private Offering primarily to acquire additional SFR properties in new and existing markets and maintain existing SFR properties in our Portfolio.

The following table provides information regarding the sale of shares of our common stock in the Private Offering and through the common stock DRIP during the year ended December 31, 2022 (dollar amounts in thousands, except per share sale price):

	Common Stock Private Offering			Common Stock DRIP
Month Ended	Shares Sold	Sale Price (1)	Gross Proceeds	Shares Reinvested	Sale Price (2)	Gross Proceeds (3)	Total Gross Proceeds
January 31, 2022	859,317	$52.84	$45,407	—	$—	$—	$45,407
February 28, 2022	700,774	55.35	38,791	—	—	—	38,791
March 31, 2022	1,211,951	55.00	66,655	123,665	52.52	6,495	73,150
April 30, 2022	557,492	57.29	31,939	—	—	—	31,939
May 31, 2022	15,797	57.21	904	—	—	—	904
June 30, 2022	—	—	—	121,390	58.05	7,046	7,046
July 31, 2022	183,975	58.31	10,807	—	—	—	10,807
August 31, 2022	—	—	—	—	—	—	—
September 30, 2022	176,274	59.85	10,550	114,288	60.87	6,957	17,507
October 31, 2022	—	—	—	—	—	—	—
November 30, 2022	—	—	—	—	—	—	—
December 31, 2022	—	—	—	111,677	61.08	6,821	6,821
Total	3,705,580		$205,053	471,020		$27,319	$232,372
(1)Sale price was the per share weighted average for the corresponding month which includes upfront selling costs.
(2)Common stock DRIP shares are generally purchased at a discounted rate of 97% of the NAV in effect.
(3)For shares of common stock issued under the common stock DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 8 to the consolidated financial statements included in this annual report for further discussion.
NexPoint Securities, Inc., an entity under common ownership with the Adviser, served as the Dealer Manager for the Private Offering and Raymond James and other unaffiliated broker-dealers served as non-exclusive placement agents through selling agreements between each placement agent and the Company.
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
Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the year ended December 31, 2022.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 24,657 homes as of December 31, 2022 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,554 homes as of December 31, 2022 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of December 31, 2022, we, through our OP and its consolidated subsidiaries, owned and operated 27,211 SFR homes located in 20 states.
As of December 31, 2022, our VineBrook Portfolio consisted of 24,657 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2022, the VineBrook Portfolio had occupancy of approximately 83.4% with a weighted average monthly effective rent of $1,155 per occupied home. As of December 31, 2022, the VineBrook Portfolio had a stabilized occupancy of approximately 95.3% with a weighted average monthly stabilized effective rent of $1,176 per occupied home and 47.9% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of December 31, 2022, there were 24,183,798 OP Units outstanding, of which 20,366,423 Class A OP Units, or 84.2% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.
As of December 31, 2021, our VineBrook Portfolio consisted of 16,891 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2021, the VineBrook Portfolio had occupancy of approximately 81.9% with a weighted average monthly effective rent of $1,067 per occupied home. As of December 31, 2021, the VineBrook Portfolio had a stabilized occupancy of approximately 95.2% with a weighted average monthly effective rent of $1,074 per occupied stabilized home and 49.7% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place. As of December 31, 2021, there were 22,300,100 OP Units outstanding, of which 18,673,164, or 83.7%, were owned by the Company.

We are primarily focused on acquiring, renovating, leasing, maintaining and otherwise managing SFR home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. We intend to employ targeted management and a value-add program at a majority of our homes in an attempt to improve rental rates and the net operating income (“NOI”) at our homes, enhance cash flow, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders as well as provide our residents with affordable, safe and clean dwellings with a high quality of service. We are externally managed by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.

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
On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a litigation subtrust formed in connection with the Highland Bankruptcy against various persons and entities, including NexPoint and James Dondero. In addition, on February 8, 2023, the UBS Lawsuit was filed against Mr. Dondero and a number of other persons and entities. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
In December 2022, we received a letter from the US Senate Committee on Banking, Housing and Urban Affairs with questions about our operations and business practices. We cannot currently predict the timing, outcome or scope of this inquiry.
The Internalization
Most of the VineBrook Portfolio is managed by the Manager pursuant to the terms of the Management Agreements, the Manager and various wholly owned subsidiaries of the OP that own the SPEs. The Manager, although an affiliate because the owners of the Manager are significant holders of OP Units, is independent from the Company and NexPoint. The Manager is responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of SFR properties. In addition, the Manager is generally responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the Investment Committee or pursuant to authority delegated to the Manager by the Investment Committee.
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

On March 9, 2023, the OP entered into the Letter Agreement with the Contributors and Dana Sprong pursuant to which the OP and the Contributors agreed to a form of Contribution Agreement to effectuate the acquisition of the Manager pursuant to the Call Right Notice to be entered into as promptly as practicable following the effectiveness of the Consent.
Pursuant to the Letter Agreement, the OP agreed to use reasonable best efforts to obtain the Consent as soon as possible, and the OP and the Contributors agreed to enter into the Contribution Agreement and effectuate the Closing, as promptly as practicable following the effectiveness of the Consent and in any event, no later than one business day thereafter. Following the Closing, the Manager will become a wholly owned subsidiary of the OP and the Portfolio will be internally managed.
Pursuant to the Letter Agreement, the OP and the Contributors also agreed that March 9, 2023 would be used for purposes of calculating the closing consideration payable to the Contributors.
The Internalization process is being overseen by an independent special committee of the Board, comprised of all the members of the Board except Dana Sprong. The Company expects to close the Internalization as promptly as possible following effectiveness of the Consent, following which the services previously provided by the Manager will be internally managed, although there can be no assurance that the transaction will close on this timeline or at all. The Company also expects to make one-time equity grants under the LTIP to certain employees who the Company hires in connection with the Internalization.
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
Tusk and Siete Portfolio Acquisitions
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. See Note 16 to our consolidated financial statements.

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of December 31, 2022 and 2021, the VineBrook Portfolio consisted of 24,657 and 16,891 homes, respectively, in 18 and 16 states, respectively. As of December 31, 2022 and 2021, the VineBrook Portfolio had an occupancy of 83.4% and 81.9%, respectively, and a weighted average monthly effective rent of $1,155 and $1,067, respectively, per occupied home. As of December 31, 2022 and 2021, the occupancy of stabilized homes in our VineBrook Portfolio was 95.3% and 95.2%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,176 and $1,074, respectively. As of December 31, 2022 and 2021, 47.9% and 49.7%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2022.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,357	90.8%	$1,216	2,443	95.0%	$1,233
Dayton	OH	2,922	89.0%	1,113	2,429	96.9%	1,107
Columbus	OH	1,703	94.7%	1,175	1,418	97.7%	1,179
St. Louis	MO	2,452	72.1%	1,075	876	89.2%	1,091
Indianapolis	IN	1,488	93.5%	1,162	894	96.5%	1,193
Birmingham	AL	1,118	93.6%	1,187	412	95.6%	1,197
Columbia	SC	1,097	85.9%	1,245	337	96.4%	1,309
Kansas City	MO, KS	1,209	90.7%	1,200	655	95.3%	1,178
Jackson	MS	1,307	64.2%	1,149	512	96.7%	1,168
Memphis	TN, MS	1,818	69.9%	972	656	92.1%	1,015
Augusta	GA, SC	846	73.3%	1,072	269	92.9%	1,225
Milwaukee	WI	1,032	70.2%	1,159	385	93.5%	1,254
Atlanta	GA	805	87.6%	1,334	61	96.7%	1,760
Pittsburgh	PA	522	61.5%	1,044	196	94.9%	1,121
Pensacola	FL	300	96.0%	1,352	86	90.7%	1,462
Greenville	SC	400	88.8%	1,243	191	92.1%	1,366
Little Rock	AR	392	57.9%	988	195	95.9%	1,007
Huntsville	AL	307	86.3%	1,252	141	93.6%	1,296
Raeford	NC	250	97.6%	1,041	59	100.0%	1,184
Portales	NM	350	96.0%	1,073	69	97.1%	1,159
Omaha	NE, IA	322	88.5%	1,194	225	96.9%	1,205
Triad	NC	263	83.3%	1,249	130	98.5%	1,290
Montgomery	AL	349	90.3%	1,161	210	97.1%	1,186
Charleston	SC	23	100.0%	1,386	—	n/a	n/a
Sub-Total/Average		24,632	83.4%	$1,155	12,849	95.3%	$1,176
Held for Sale		25	n/a	n/a	n/a	n/a	n/a
Total/Average		24,657	83.4%	$1,155	12,849	95.3%	$1,176

The table below provides summary information regarding our Portfolio as of December 31, 2021:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,031	90.7%	$1,117	2,083	96.8%	$1,127
Dayton	OH	2,742	90.1%	1,019	2,244	97.3%	1,007
Columbus	OH	1,499	93.1%	1,108	1,203	97.4%	1,115
St. Louis	MO	1,696	79.9%	1,010	596	92.1%	991
Indianapolis	IN	1,308	83.0%	1,081	571	88.6%	1,104
Birmingham	AL	814	79.0%	1,128	92	85.9%	1,244
Columbia	SC	784	82.7%	1,195	107	89.7%	1,259
Kansas City	MO, KS	742	77.4%	1,071	345	91.0%	1,030
Jackson	MS	789	57.8%	1,046	185	93.0%	1,160
Memphis	TN, MS	626	84.0%	911	385	93.0%	927
Augusta	GA, SC	555	73.5%	973	69	94.2%	1,130
Milwaukee	WI	655	72.1%	1,073	212	90.6%	1,195
Pittsburgh	PA	401	59.1%	951	86	97.7%	1,071
Greenville	SC	253	77.5%	1,177	39	92.3%	1,346
Little Rock	AR	286	44.4%	900	85	97.6%	930
Huntsville	AL	180	75.0%	1,146	34	79.4%	1,261
Omaha	NE, IA	206	60.2%	1,167	74	100.0%	1,169
Triad	NC	161	83.2%	1,083	46	97.8%	1,152
Montgomery	AL	161	56.5%	1,033	35	94.3%	1,146
Sub-Total/Average		16,889	81.9%	$1,067	8,491	95.2%	$1,074
Held for Sale		2	n/a	n/a	n/a	n/a	n/a
Total/Average		16,891	81.9%	$1,067	8,491	95.2%	$1,074

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of December 31, 2022, the NexPoint Homes portfolio consisted of 2,554 SFR homes primarily located in the midwestern and southeastern United States. As of December 31, 2022, NexPoint Homes had occupancy of approximately 94.5% with a weighted average monthly effective rent of $1,643 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. As of December 31, 2022, the number of stabilized homes in the NexPoint Homes portfolio was 2,433, the occupancy of stabilized homes was 99.2%, and the weighted average monthly effective rent of stabilized occupied homes was $1,656. See Note 5 to our consolidated financial statements, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.
The table below provides summary information regarding the NexPoint Homes portfolio as of December 31, 2022.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	97.6%	$1,941	206	100.0%	$1,941
Birmingham	AL	133	98.5%	1,511	131	100.0%	1,511
Charlotte	NC	68	92.6%	1,877	63	100.0%	1,877
Dallas/Ft Worth	TX	51	94.1%	2,192	48	100.0%	2,192
Fayetteville	AR	440	95.7%	1,560	421	100.0%	1,560
Huntsville	AL	71	95.8%	1,881	68	100.0%	1,881
Kansas City	MO, KS	146	96.6%	1,792	141	100.0%	1,792
Little Rock	AR	211	94.3%	1,338	200	99.5%	1,346
Memphis	TN, MS	158	91.8%	1,443	148	98.0%	1,478
Oklahoma City	OK	516	95.0%	1,605	499	98.2%	1,634
San Antonio	TX	199	91.0%	1,695	187	96.8%	1,751
Triad	NC	50	100.0%	1,663	50	100.0%	1,663
Tulsa	OK	174	92.5%	1,557	161	100.0%	1,557
Other (1)	AL,FL,KS,TX	126	87.3%	1,862	110	100.0%	1,862
Sub-Total/Average		2,554	94.5%	$1,643	2,433	99.2%	$1,656
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,554	94.5%	$1,643	2,433	99.2%	$1,656
(1) Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the year ended December 31, 2022 (in thousands):

For the Year Ended December 31, 2022
Total revenues	$22,395
Total expenses	41,033
Net loss	$(18,439)
The NexPoint Homes reportable segment began operations on June 8, 2022 and currently does not contribute significantly to the Company’s consolidated operations. The Company anticipates revenues from the NexPoint Homes reportable segment to increase as the reportable segment’s operations begin to scale. As NexPoint Homes continues to raise additional capital, the Company’s direct ownership interest in NexPoint Homes will decrease which may eventually result in deconsolidation of NexPoint Homes. The Company will continue to evaluate whether the entity is a variable interest entity (a “VIE”) and if the Company is the primary beneficiary of the VIE and should consolidate the entity.

Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses.
Revenues
Rental Income. Our revenues are derived primarily from rental revenue, net of any concessions and uncollectible amounts, collected from residents of our SFR homes under lease agreements which typically have a term of one year. Also included are utility reimbursements, late fees, pet fees, and other rental fees charged to residents.
Other income. Other income includes ancillary income earned from residents such as non-refundable fees, application fees, move-out fees, and other miscellaneous fees charged to residents.
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
Investment income. Investment income includes income from the investment in Ensign Peak Realty, LLC (“Ensign”) as well as investment income from the loan from the SFR OP to HomeSource Operations, LLC (the “HomeSource Note”). See Notes 5 and 13 to our consolidated financial statements.

Miscellaneous gain/(loss), net. Miscellaneous gain/(loss), net includes the casualty gains or losses incurred on homes, net of insurance proceeds received, that experience an unexpected and unusual event such as a natural disaster or fire, as well as other nonrecurring items.
Consolidated Results of Operations for the Years Ended December 31, 2022, 2021 and 2020
The year ended December 31, 2022 compared to the year ended December 31, 2021
The following table sets forth a summary of our consolidated operating results for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
Total revenues	$269,331	$156,941	$112,390
Total expenses	(316,366)	(156,882)	(159,484)
Loss on extinguishment of debt	(3,469)	—	(3,469)
Loss on sales of real estate	(519)	(203)	(316)
Investment income	1,513	—	1,513
Miscellaneous (loss)/gain, net	(152)	205	(357)
Net (loss)/income	(49,662)	61	(49,723)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,891	8,837	54
Net loss attributable to redeemable noncontrolling interests in the OP	(7,489)	(144)	(7,345)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,695)	—	(11,695)
Net loss attributable to noncontrolling interests in consolidated VIEs	(536)	—	(536)
Net loss attributable to common stockholders	$(38,833)	$(8,632)	$(30,201)
The change in our net (loss)/income between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, property general and administrative expenses, depreciation and amortization, interest expense, and loss on extinguishment of debt, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $262.4 million for the year ended December 31, 2022 compared to $153.4 million for the year ended December 31, 2021, which was an increase of $109.0 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.
Other income. Other income was $6.9 million for the year ended December 31, 2022 compared to $3.5 million for the year ended December 31, 2021, which was an increase of $3.4 million. The increase between the periods was primarily due to our acquisition activity over the past year.
Expenses
Property operating expenses. Property operating expenses were $49.3 million for the year ended December 31, 2022 compared to $26.1 million for the year ended December 31, 2021, which was an increase of $23.2 million. The increase between the periods was primarily due to our acquisition activity in 2022. For the year ended December 31, 2022 and 2021, turn costs represented approximately 13% and 15%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $47.1 million for the year ended December 31, 2022 compared to $27.5 million for the year ended December 31, 2021, which was an increase of $19.6 million. The increase between the periods was primarily due to our acquisition activity in 2022 as well as increases in our real estate taxes as a result of increases in property valuations.
Property management fees. Property management fees were $14.7 million for the year ended December 31, 2022 compared to $7.6 million for the year ended December 31, 2021, which was an increase of $7.1 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.
Advisory fees. Advisory fees were $16.1 million for the year ended December 31, 2022 compared to $8.3 million for the year ended December 31, 2021, which was an increase of $7.8 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $11.4 million for the year ended December 31, 2022 compared to $7.3 million for the year ended December 31, 2021, which was an increase of $4.1 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.
Property general and administrative expenses. Property general and administrative expenses were $17.6 million for the year ended December 31, 2022 compared to $6.4 million for the year ended December 31, 2021, which was an increase of $11.2 million. The increase between the periods was primarily due to our acquisition activity in 2022.
Depreciation and amortization. Depreciation and amortization costs were $100.0 million for the year ended December 31, 2022 compared to $48.6 million for the year ended December 31, 2021, which was an increase of $51.4 million. The increase between the periods was primarily due to our acquisition activity in 2022.
Interest expense. Interest expense was $60.2 million for the year ended December 31, 2022 compared to $25.2 million for the year ended December 31, 2021, which was an increase of $35.0 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding and experienced an increase in our weighted average interest rate during 2022, partially offset by the change in fair value of interest rate derivatives included in interest expense of $8.9 million. The following table details the various costs included in interest expense for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
Gross interest cost	$72,447	$29,553	$42,894
Capitalized interest	(12,238)	(4,364)	(7,874)
Total	$60,209	$25,189	$35,020
Loss on extinguishment of debt. Loss on extinguishment of debt was $3.5 million for the year ended December 31, 2022 compared to no loss on extinguishment of debt for the year ended December 31, 2021, which was an increase of $3.5 million. The increase between the periods was due to the extinguishment of the Bridge Facility (defined below), the Bridge Facility II (defined below) and the Hatchway Broadmoor Mortgage (defined below) which occurred during the year ended December 31, 2022.
Loss on sales of real estate. Loss on sales of real estate was $0.5 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021, which was an increase of $0.3 million. During the year ended December 31, 2022, we sold 110 homes and during the year ended December 31, 2021, we sold 30 homes. The homes sold were generally not part of the Company's expansion strategy but were acquired as a part of portfolio transactions; generally, they were immediately categorized as held for sale and were subsequently sold.
Investment income. Investment income was $1.5 million for the year ended December 31, 2022 compared to $0.0 million for the year ended December 31, 2021, which was an increase of $1.5 million. The increase between the periods was primarily due to income from the investment in Ensign.
Miscellaneous gain/(loss), net. Miscellaneous loss, net was $0.2 million for the year ended December 31, 2022 compared to miscellaneous gain, net of $0.2 million for the year ended December 31, 2021, which was a decrease of $0.4 million. There were a consistent number of casualty events in 2022 and 2021, however loss on casualty damage slightly increased in 2022.

The year ended December 31, 2022 compared to the year ended December 31, 2020
The following table sets forth a summary of our operating results for the years ended December 31, 2022 and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2020	$ Change
Total revenues	$269,331	$76,454	$192,877
Total expenses	(316,366)	(77,470)	(238,896)
Loss on extinguishment of debt	(3,469)	—	(3,469)
Loss on sales of real estate	(519)	(930)	411
Investment income	1,513	—	1,513
Miscellaneous (loss)/gain, net	(152)	281	(433)
Net loss	(49,662)	(1,665)	(47,997)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,891	1,052	7,839
Net loss attributable to redeemable noncontrolling interests in the OP	(7,489)	(570)	(6,919)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,695)	—	(11,695)
Net loss attributable to noncontrolling interests in consolidated VIEs	(536)	—	(536)
Net loss attributable to common stockholders	$(38,833)	$(2,147)	$(36,686)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, property general and administrative expenses, depreciation and amortization, interest expense, and loss on extinguishment of debt, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $262.4 million for the year ended December 31, 2022 compared to $74.9 million for the year ended December 31, 2020, which was an increase of $187.5 million. The increase between the periods was primarily due to our acquisition activity in recent years and increases in rental rates from 2020 to 2022.
Other income. Other income was $6.9 million for the year ended December 31, 2022 compared to $1.6 million for the year ended December 31, 2020, which was an increase of $5.3 million. The increase between the periods was primarily due to our acquisition activity in recent years.
Expenses
Property operating expenses. Property operating expenses were $49.3 million for the year ended December 31, 2022 compared to $15.7 million for the year ended December 31, 2020, which was an increase of $33.6 million. The increase between the periods was primarily due to our acquisition activity in recent years. For the year ended December 31, 2022 and 2020, turn costs represented approximately 13% and 17%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $47.1 million for the year ended December 31, 2022 compared to $15.4 million for the year ended December 31, 2020, which was an increase of $31.7 million. The increase between the periods was primarily due to our acquisition activity in recent years as well as increases in our real estate taxes as a result of increases in property valuations.
Property management fees. Property management fees were $14.7 million for the year ended December 31, 2022 compared to $4.6 million for the year ended December 31, 2020, which was an increase of $10.1 million. The increase between the periods was primarily due to our acquisition activity in recent years and increases in rental rates from 2020 to 2022.
Advisory fees. Advisory fees were $16.1 million for the year ended December 31, 2022 compared to $3.3 million for the year ended December 31, 2020, which was an increase of $12.8 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.
Corporate general and administrative expenses. Corporate general and administrative expenses were $11.4 million for the year ended December 31, 2022 compared to $4.3 million for the year ended December 31, 2020, which was an increase of $7.1 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.

Property general and administrative expenses. Property general and administrative expenses were $17.6 million for the year ended December 31, 2022 compared to $2.8 million for the year ended December 31, 2020, which was an increase of $14.8 million. The increase between the periods was primarily due to our acquisition activity in recent years.
Depreciation and amortization. Depreciation and amortization costs were $100.0 million for the year ended December 31, 2022 compared to $20.4 million for the year ended December 31, 2020, which was an increase of $79.6 million. The increase between the periods was primarily due to our acquisition activity in recent years.
Interest expense. Interest expense was $60.2 million for the year ended December 31, 2022 compared to $10.9 million for the year ended December 31, 2020, which was an increase of $49.3 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding from 2020 to 2022. The following table details the various costs included in interest expense for the years ended December 31, 2022 and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2020	$ Change
Gross interest cost	$72,447	$11,952	$60,495
Capitalized interest	(12,238)	(1,051)	(11,187)
Total	$60,209	$10,901	$49,308
Loss on extinguishment of debt. Loss on extinguishment of debt was $3.5 million for the year ended December 31, 2022 compared to no loss on extinguishment of debt for the year ended December 31, 2020, which was an increase of $3.5 million. The increase between the periods was due to the extinguishment of the Bridge Facility (defined below), the Bridge Facility II (defined below) and the Hatchway Broadmoor Mortgage (defined below) which occurred during the year ended December 31, 2022.
Loss on sales of real estate. Loss on sales of real estate was $0.5 million for the year ended December 31, 2022 compared to $0.9 million for the year ended December 31, 2020, which was a decrease of $0.4 million. There were more instances of bulk dispositions for the year ended December 31, 2022 than there were during the year ended December 31, 2020 that resulted in gains on sales of real estate included in current period activity, which partially offset total loss on sales of real estate in 2022.
Investment income. Investment income was $1.5 million for the year ended December 31, 2022 compared to $0.0 million for the year ended December 31, 2020, which was an increase of $1.5 million. The increase between the periods was primarily due to income from the investment in Ensign.
Miscellaneous gain, net. Miscellaneous loss, net was $0.2 million for the year ended December 31, 2022 compared to miscellaneous gain, net of $0.3 million for the year ended December 31, 2020, which was a decrease of $0.5 million. There were generally a consistent number of casualty events in 2022 and 2020, however loss on casualty damage slightly increased in 2022.

The year ended December 31, 2021 compared to the year ended December 31, 2020
The following table sets forth a summary of our consolidated operating results for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
Total revenues	$156,941	$76,454	$80,487
Total expenses	(156,882)	(77,470)	(79,412)
Loss on sales of real estate	(203)	(930)	727
Miscellaneous gain, net	205	281	(76)
Net income/(loss)	61	(1,665)	1,726
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,837	1,052	7,785
Net loss attributable to redeemable noncontrolling interests in the OP	(144)	(570)	426
Net loss attributable to common stockholders	$(8,632)	$(2,147)	$(6,485)
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

	For the Year Ended December 31,
	2021	2020	$ Change
Gross interest cost	$29,553	$11,952	$17,601
Capitalized interest	(4,364)	(1,051)	(3,313)
Total	$25,189	$10,901	$14,288
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
Miscellaneous gain, net. Miscellaneous gain, net was $0.2 million for the year ended December 31, 2021 compared to miscellaneous gain, net of $0.3 million for the year ended December 31, 2020, which was a decrease of $0.1 million. The decrease between the periods is primarily due to a slight decrease in casualty events in 2021.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) property general and administrative expenses, (7) investment income, (8) miscellaneous gains or losses resulting from casualty events or other nonrecurring items and (9) other gains and losses that are specific to us, including loss on extinguishment of debt.
The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Corporate general and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties. Property general and administrative expenses are eliminated because they represent expenses such as legal, professional, centralized leasing, technology support, and accounting functions. Investment income is eliminated because it does not reflect the ongoing operating activity performed at the properties. Miscellaneous gains and losses, which primarily represent casualty gains or losses, and other nonrecurring items are excluded because of the infrequent and unusual nature of this activity. Casualty gains or losses do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. Losses on extinguished debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, property general and administrative expense, interest expense, miscellaneous gains or losses, which include casualty gains or losses and other nonrecurring items, advisory fees, depreciation and amortization expense, gains or losses from the sale of properties, investment income, and other gains and losses, including loss on extinguishment of debt as determined under GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
NOI for the years ended December 31, 2021 and 2020 has been conformed to our current presentation, under which property general and administrative expenses are excluded, which include costs for legal, professional, centralized leasing, technology support and accounting functions. NOI for the years ended December 31, 2021 and 2020 increased by $7.3 million and $4.3 million, respectively, compared to the amounts disclosed under the prior presentation.

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the years ended December 31, 2022, 2021 and 2020 to net (loss)/income, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net (loss)/income	$(49,662)	$61	$(1,665)
Adjustments to reconcile net (loss)/income to NOI:
Advisory fees	16,060	8,281	3,271
Corporate general and administrative expenses	11,447	7,257	4,313
Property general and administrative expenses	17,565	6,377	2,798
Depreciation and amortization	99,988	48,573	20,447
Interest expense	60,209	25,189	10,901
Loss on extinguishment of debt	3,469	—	—
Loss on sales of real estate	519	203	930
Investment income	(1,513)	—	—
Miscellaneous loss/(gain), net	152	(205)	(281)
NOI	$158,234	$95,736	$40,714
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the year ended December 31, 2022 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Year Ended December 31, 2022
	VineBrook	NexPoint Homes	Total
Net loss	$(31,223)	$(18,439)	$(49,662)
Adjustments to reconcile net loss to NOI:
Advisory fees	16,060	—	16,060
Corporate general and administrative expenses	10,339	1,108	11,447
Property general and administrative expenses	14,735	2,830	17,565
Depreciation and amortization	84,297	15,691	99,988
Interest expense	45,656	14,553	60,209
Loss on extinguishment of debt	3,469	—	3,469
(Gain)/loss on sales of real estate	544	(25)	519
Investment income	(1,339)	(174)	(1,513)
Miscellaneous loss, net	152	—	152
NOI	$142,690	$15,544	$158,234

Net Operating Income for Our 2021-2022 Same Home and Non-Same Home Properties for the Years Ended December 31, 2022 and 2021
There are 5,442 homes in our 2021-2022 same home pool (our “2021-2022 Same Home” properties). To be included as a “2021-2022 Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2021-2022 Same Home properties for the period ended December 31, 2022 and December 31, 2021 were stabilized by October 1, 2020 and held through December 31, 2022. 2021-2022 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2021-2022 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2021-2022 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2022 and 2021 for our 2021-2022 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues
Same Home
Rental income (1)	$67,524	$64,347	$3,177	4.9%
Other income (1)	1,394	1,264	130	10.3%
Same Home revenues	68,918	65,611	3,307	5.0%
Non-Same Home
Rental income (1)	191,487	86,528	104,959	121.3%
Other income (1)	4,612	1,817	2,795	153.8%
Non-Same Home revenues	196,099	88,345	107,754	122.0%
Total revenues	265,017	153,956	111,061	72.1%

Operating expenses
Same Home
Property operating expenses (1)	11,616	8,997	2,619	29.1%
Real estate taxes and insurance	10,278	11,810	(1,532)	-13.0%
Property management fees (2)	3,760	3,168	592	18.7%
Same Home operating expenses	25,654	23,975	1,679	7.0%
Non-Same Home
Property operating expenses (1)	33,353	14,147	19,206	135.8%
Real estate taxes and insurance	36,844	15,645	21,199	135.5%
Property management fees (2)	10,932	4,453	6,479	145.5%
Non-Same Home operating expenses	81,129	34,245	46,884	136.9%
Total operating expenses	106,783	58,220	48,563	83.4%

NOI
Same Home	43,264	41,636	1,628	3.9%
Non-Same Home	114,970	54,100	60,870	112.5%
Total NOI	$158,234	$95,736	$62,498	65.3%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2021-2022 Same Home Results of Operations for the Years Ended December 31, 2022 and 2021
As of December 31, 2022, our 2021-2022 Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,122. As of December 31, 2021, our 2021-2022 Same Home properties were approximately 96.2% occupied with a weighted average monthly effective rent per occupied home of $1,045. For our 2021-2022 Same Home properties, we recorded the following operating results for the year ended December 31, 2022 as compared to the year ended December 31, 2021:
Revenues
Rental income. Rental income was $67.5 million for the year ended December 31, 2022 compared to $64.3 million for the year ended December 31, 2021, which was an increase of approximately $3.2 million, or 4.9%. The increase is related to a 7.4% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.4% decrease in occupancy.
Other income. Other income was approximately $1.4 million for the year ended December 31, 2022 compared to approximately $1.3 million for the year ended December 31, 2021, which was an increase of approximately $0.1 million.
Expenses

Property operating expenses. Property operating expenses were $11.6 million for the year ended December 31, 2022 compared to $9.0 million for the year ended December 31, 2021, which was an increase of approximately $2.6 million, or 29.1%. The increase is primarily related to an increase in repair and maintenance expense of $1.0 million, an increase in contracted general labor turns of $0.6 million and an increase in landscaping expense of $0.3 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $10.3 million for the year ended December 31, 2022 compared to $11.8 million for the year ended December 31, 2021, which was a decrease of approximately $1.5 million, or 13.0%. The decrease is primarily related to a decrease in real estate taxes of $1.0 million and a decrease in property insurance costs of $0.5 million.
Property management fees. Property management fees were $3.8 million for the year ended December 31, 2022 compared to $3.2 million for the year ended December 31, 2021, which was an increase of approximately $0.6 million, or 18.7%. The increase is primarily related to an approximately $0.8 million decrease in the fee rebate allocated to Same Home properties related to the Manager Cap. See note 13 to our consolidated financial statements for further discussion of the management fee structure.

Net Operating Income for Our 2020-2022 Same Home and Non-Same Home Properties for the Years Ended December 31, 2022, 2021 and 2020
There are 4,144 homes in our 2020-2022 same home pool (our “2020-2022 Same Home” properties). To be included as a “2020-2022 Same Home,” homes be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of fiscal year 2020 and be held through the current reporting period-end. 2020-2022 Same Home properties for the period ended December 31, 2022, December 31, 2021 and December 31, 2020 were stabilized by October 1, 2019 and held through December 31, 2022. 2020-2022 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2020-2022 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2020-2022 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 for our 2020-2022 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,			2022 to 2021		2022 to 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Revenues
Same Home
Rental income (1)	$52,407	$49,981	$47,021	$2,426	4.9%	$5,386	11.5%
Other income (1)	971	860	861	111	12.9%	110	12.8%
Same Home revenues	53,378	50,841	47,882	2,537	5.0%	5,496	11.5%
Non-Same Home
Rental income (1)	206,604	100,894	27,191	105,710	104.8%	179,413	659.8%
Other income (1)	5,035	2,221	524	2,814	126.7%	4,511	860.9%
Non-Same Home revenues	211,639	103,115	27,715	108,524	105.2%	183,924	663.6%
Total revenues	265,017	153,956	75,597	111,061	72.1%	189,420	250.6%

Operating expenses
Same Home
Property operating expenses (1)	8,881	6,948	7,445	1,933	27.8%	1,436	19.3%
Real estate taxes and insurance	8,107	9,441	8,714	(1,334)	-14.1%	(607)	-7.0%
Property management fees (2)	2,913	2,461	2,874	452	18.4%	39	1.4%
Same Home operating expenses	19,901	18,850	19,033	1,051	5.6%	868	4.6%
Non-Same Home
Property operating expenses (1)	36,088	16,196	7,420	19,892	122.8%	28,668	386.4%
Real estate taxes and insurance	39,015	18,014	6,693	21,001	116.6%	32,322	482.9%
Property management fees (2)	11,779	5,160	1,737	6,619	128.3%	10,042	578.1%
Non-Same Home operating expenses	86,882	39,370	15,850	47,512	120.7%	71,032	448.2%
Total operating expenses	106,783	58,220	34,883	48,563	83.4%	71,900	206.1%

NOI
Same Home	33,477	31,991	28,849	1,486	4.6%	4,628	16.0%
Non-Same Home	124,757	63,745	11,865	61,012	95.7%	112,892	951.5%
Total NOI	$158,234	$95,736	$40,714	$62,498	65.3%	$117,520	288.6%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2020-2022 Same Home Results of Operations for the Years Ended December 31, 2022 and 2021
As of December 31, 2022, our 2020-2022 Same Home properties were approximately 96.4% occupied with a weighted average monthly effective rent per occupied home of $1,133. As of December 31, 2021, our 2020-2022 Same Home properties were approximately 97.1% occupied with a weighted average monthly effective rent per occupied home of $1,053. For our 2020-2022 Same Home properties, we recorded the following operating results for the year ended December 31, 2022 as compared to the year ended December 31, 2021:
Revenues
Rental income. Rental income was $52.4 million for the year ended December 31, 2022 compared to $50.0 million for the year ended December 31, 2021, which was an increase of approximately $2.4 million, or 4.9%. The increase is related to a 7.6% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.7% decrease in occupancy.
Other income. Other income was approximately $1.0 million for the year ended December 31, 2022 compared to approximately $0.9 million for the year ended December 31, 2021, which was an increase of approximately $0.1 million.
Expenses
Property operating expenses. Property operating expenses were $8.9 million for the year ended December 31, 2022 compared to $6.9 million for the year ended December 31, 2021, which was an increase of approximately $2.0 million, or 27.8%. The increase is primarily related to an increase in repair and maintenance expense of $0.8 million, an increase in contracted general labor turns of $0.2 million and an increase in landscaping expense of $0.2 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $8.1 million for the year ended December 31, 2022 compared to $9.4 million for the year ended December 31, 2021, which was a decrease of approximately $1.3 million, or 14.1%. The decrease is primarily related to a decrease in real estate taxes of $0.9 million and a decrease in property insurance costs of $0.4 million.
Property management fees. Property management fees were $2.9 million for the year ended December 31, 2022 compared to $2.5 million for the year ended December 31, 2021, which was an increase of approximately $0.4 million or 18.4%. The increase is primarily related to an approximately $0.6 million decrease in the fee rebate allocated to Same Home properties related to the Manager Cap. See note 13 to our consolidated financial statements for further discussion of the management fee structure.

2020-2022 Same Home Results of Operations for the Years Ended December 31, 2022 and 2020
As of December 31, 2022, our 2020-2022 Same Home properties were approximately 96.4% occupied with a weighted average monthly effective rent per occupied home of $1,133. As of December 31, 2020, our 2020-2022 Same Home properties were approximately 97.7% occupied with a weighted average monthly effective rent per occupied home of $995. For our 2020-2022 Same Home properties, we recorded the following operating results for the year ended December 31, 2022 as compared to the year ended December 31, 2020:
Revenues
Rental income. Rental income was $52.4 million for the year ended December 31, 2022 compared to $47.0 million for the year ended December 31, 2020, which was an increase of approximately $5.4 million, or 11.5%. The increase is related to a 13.9% increase in the weighted average monthly effective rent per occupied home, partially offset by a 1.3% decrease in occupancy.
Other income. Other income was approximately $1.0 million for the year ended December 31, 2022 compared to approximately $0.9 million for the year ended December 31, 2020, which was an increase of approximately $0.1 million.
Expenses
Property operating expenses. Property operating expenses were $8.9 million for the year ended December 31, 2022 compared to $7.4 million for the year ended December 31, 2020, which was an increase of approximately $1.5 million, or 19.3%. The increase is primarily related to an increase in water and sewer costs of $0.5 million, an increase in contracted general labor turns of $0.4 million and an increase in third party maintenance expense of $0.4 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $8.1 million for the year ended December 31, 2022 compared to $8.7 million for the year ended December 31, 2020, which was a decrease of approximately $0.6 million, or 7.0%. The decrease is primarily related to a decrease in real estate taxes of $0.3 million and a decrease in property insurance costs of $0.3 million.
Property management fees. Property management fees remained flat at approximately $2.9 million for the years ended December 31, 2022 and 2020.

The following table reflects a reconciliation of 2021-2022 Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Same Home revenues	$68,918	$65,611
Non-Same Home revenues	196,099	88,345
Chargebacks	4,314	2,985
Total revenues	269,331	156,941

Same Home operating expenses	25,654	23,975
Non-Same Home operating expenses	81,129	34,245
Chargebacks	4,314	2,985
Total operating expenses	$111,097	$61,205
The following table reflects a reconciliation of 2020-2022 Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Same Home revenues	$53,378	$50,841	$47,882
Non-Same Home revenues	211,639	103,115	27,715
Chargebacks	4,314	2,985	857
Total revenues	269,331	156,941	76,454

Same Home operating expenses	19,901	18,850	19,033
Non-Same Home operating expenses	86,882	39,370	15,850
Chargebacks	4,314	2,985	857
Total operating expenses	$111,097	$61,205	$35,740

FFO, Core FFO and AFFO

We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations attributable to common stockholders and NCI of the OP (“FFO”) as defined by the National Association of Real Estate Investments Trusts (“NAREIT”), core funds from operations attributable to common stockholders and NCI of the OP (“Core FFO”) and adjusted funds from operations attributable to common stockholders and NCI of the OP (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT. We present FFO, Core FFO and AFFO for the VineBrook reportable segment (“VineBrook FFO,” “VineBrook Core FFO” and “VineBrook AFFO,” respectively).
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. FFO is defined by NAREIT as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute VineBrook FFO in accordance with NAREIT’s definition. Our presentation differs slightly from NAREIT’s in that we begin with VineBrook net income (loss) attributable to common stockholders and add VineBrook net income (loss) attributable to NCI in the OP and then make the adjustments to arrive at VineBrook FFO.
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove items such as miscellaneous gains or losses which include casualty gains or losses, the amortization of deferred financing costs, gains or losses on extinguishment of debt, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense and reportable segment-specific investment income. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
VineBrook AFFO makes certain adjustments to VineBrook Core FFO in order to arrive at a more refined measure of the operating performance of our VineBrook Portfolio. There is no industry standard definition of AFFO and the method of calculating AFFO is divergent across the industry. VineBrook AFFO adjusts VineBrook Core FFO to remove recurring capital expenditures, which are costs necessary to help preserve the value and maintain functionality of our homes. We believe VineBrook AFFO is useful as a supplemental gauge of the operating performance of our VineBrook reportable segment and is useful in comparing our operating performance with other REITs.
Basic and diluted weighted average shares in our VineBrook FFO/Core FFO/AFFO table includes both our Shares and OP Units. NexPoint Homes Shares and SFR OP Units (defined below) are not part of this count as the metrics in the VineBrook FFO/Core FFO/AFFO table only pertain to the VineBrook reportable segment.
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
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for 2022 and to consolidated net loss for 2021 and 2020 as the NexPoint Homes reportable segment did not exist until 2022. See below for a reconciliation of VineBrook net loss to consolidated net loss for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	VineBrook	NexPoint Homes	Total
Net loss attributable to common stockholders	$(33,556)	$(5,277)	$(38,833)
Net loss attributable to redeemable NCI in the OP	(6,558)	(931)	(7,489)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(11,695)	(11,695)
Net loss attributable to NCI in consolidated VIEs	—	(536)	(536)

The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment’s net loss, for 2022 and to consolidated net loss for 2021 and 2020 as the NexPoint Homes reportable segment did not exist until 2022, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure, for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	For the Year Ended December 31,			2022 to 2021		2022 to 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net loss attributable to common stockholders	$(33,556)	$(8,632)	$(2,147)	$(24,924)	288.7%	$(31,409)	1462.9%
Net loss attributable to NCI in the OP	(6,558)	(144)	(570)	(6,414)	4454.2%	(5,988)	1050.5%
Depreciation and amortization	84,297	48,573	20,447	35,724	73.5%	63,850	312.3%
Loss on sales of real estate	544	203	930	341	168.0%	(386)	-41.5%
FFO attributable to common stockholders and NCI in the OP	44,727	40,000	18,660	4,727	11.8%	26,067	139.7%

FFO per share - basic	$1.57	$2.11	$1.79	$(0.54)	-25.6%	$(0.22)	-12.3%
FFO per share - diluted	$1.54	$2.06	$1.74	$(0.52)	-25.2%	$(0.20)	-11.5%

Investment income (1)	3,383	—	—	3,383	100.0%	3,383	100.0%
Miscellaneous loss/(gain), net	152	(205)	(281)	357	-174.1%	433	-154.1%
Amortization of deferred financing costs	7,665	3,939	717	3,726	94.6%	6,948	969.0%
Loss on extinguishment of debt	3,469	—	—	3,469	100%	3,469	100%
Change in fair value of interest rate derivatives included in interest expense	(8,881)	—	—	(8,881)	-100%	(8,881)	-100%
Equity-based compensation expense	6,515	4,688	2,638	1,827	39.0%	3,877	147.0%
Core FFO attributable to common stockholders and NCI in the OP	57,030	48,422	21,734	8,608	17.8%	35,296	162.4%

Core FFO per share - basic	$2.00	$2.55	$2.08	$(0.55)	-21.6%	$(0.08)	-3.8%
Core FFO per share - diluted	$1.97	$2.49	$2.02	$(0.52)	-20.9%	$(0.05)	-2.5%

Recurring capital expenditures	(11,915)	(6,073)	(2,844)	(5,842)	96.2%	(9,071)	319.0%
AFFO attributable to common stockholders and NCI in the OP	45,115	42,349	18,890	2,766	6.5%	26,225	138.8%

AFFO per share - basic	$1.58	$2.23	$1.81	$(0.65)	-29.1%	$(0.23)	-12.7%
AFFO per share - diluted	$1.56	$2.18	$1.76	$(0.62)	-28.4%	$(0.20)	-11.4%

Weighted average shares outstanding - basic	28,478	18,961	10,424
Weighted average shares outstanding - diluted (2)	28,952	19,433	10,744

Dividends declared per share	$2.1204	$2.1204	$2.1204

Net loss attributable to common stockholders per share/unit - diluted (3)	$(1.58)	$(0.56)	$(0.30)
Net loss attributable to common stockholders Coverage - diluted (4)	-0.75x	-0.26x	-0.14x
FFO Coverage - diluted (5)	0.73x	0.97x	0.82x
Core FFO Coverage - diluted (5)	0.93x	1.18x	0.95x
AFFO Coverage - diluted (5)	0.74x	1.03x	0.83x
(1)Investment income in the table above includes approximately $2.0 million of interest income from the NexPoint Homes Convertible Notes (defined below) and approximately $1.4 million of dividend income from the investment in NexPoint Homes. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)For the years ended December 31, 2022, 2021 and 2020, includes approximately 474,000 shares, 472,000 shares and 320,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO.

(3)For 2022, the net loss attributable to common stockholders per share/unit (diluted) includes $(0.22) per common share related to the allocated loss per common share attributable to NexPoint Homes.
(4)Indicates coverage ratio of net loss attributable to common stockholders per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
The year ended December 31, 2022 as compared to the year ended December 31, 2021
VineBrook FFO was $44.7 million for the year ended December 31, 2022 compared to $40.0 million for the year ended December 31, 2021, which was an increase of approximately $4.7 million. The change in VineBrook FFO between the periods primarily relates to an increase in the VineBrook reportable segment’s rental income of $87.2 million, partially offset by increases in the VineBrook reportable segment’s total property operating expenses of $43.0 million, the VineBrook reportable segment’s advisory fees of $7.8 million, the VineBrook reportable segment’s property general and administrative expenses of $8.4 million, the VineBrook reportable segment’s interest expense of $20.5 million and the VineBrook reportable segment’s loss on extinguishment of debt of $3.5 million.
VineBrook Core FFO was $57.0 million for the year ended December 31, 2022 compared to $48.4 million for the year ended December 31, 2021, which was an increase of approximately $8.6 million. The change in VineBrook Core FFO between the periods primarily relates to an increase in VineBrook FFO, an increase in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $3.4 million, an increase in the VineBrook reportable segment’s amortization of deferred financing costs of $3.7 million and an increase in the VineBrook reportable segment’s loss on extinguishment of debt of $3.5 million, partially offset by an increase in the change in fair value of interest rate derivatives included in interest expense of $8.9 million, which is subtracted to arrive at VineBrook Core FFO given it is a non-cash item.
VineBrook AFFO was $45.1 million for the year ended December 31, 2022 compared to $42.3 million for the year ended December 31, 2021, which was an increase of approximately $2.8 million. The change in VineBrook AFFO between the periods primarily relates to an increase in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $5.8 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an 81.3% change in VineBrook interest expense (or 21.7% on a per share basis). The weighted average interest rate of debt increased from 2.3707% as of December 31, 2021 to 6.2992% as of December 31, 2022 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company entered into eight additional interest rate derivative agreements in 2022 with a combined notional amount of $950.0 million in order to partially offset the impact of increasing interest rates.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were also affected by a 49.0% increase in the diluted weighted average shares outstanding as of December 31, 2022 compared to December 31, 2021 as a result of significant equity raise activity during 2022. The entirety of the proceeds from these equity issuances have not been deployed immediately into the acquisition of cash flow yielding homes as a portion of the homes purchased during the period are currently in rehabilitation. The increase in the weighted average shares outstanding in the current period without a significant and immediate corresponding increase in VineBrook FFO, VineBrook Core FFO and VineBrook AFFO resulted in the period over period decline. On a longer time horizon, these irregularities are expected to diminish and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized, resulting in increases in diluted FFO per share, Core FFO per share and AFFO per share.

The year ended December 31, 2022 as compared to the year ended December 31, 2020
VineBrook FFO was $44.7 million for the year ended December 31, 2022 compared to $18.7 million for the year ended December 31, 2020, which was an increase of approximately $26.0 million. The change in our VineBrook FFO between the periods primarily relates to an increase in the VineBrook reportable segment’s rental income of $165.8 million, partially offset by increases in the VineBrook reportable segment’s total property operating expenses of $68.5 million, the VineBrook reportable segment’s advisory fees of $12.8 million, the VineBrook reportable segment’s corporate general and administrative expenses of $6.0 million, the VineBrook reportable segment’s property general and administrative expenses of $11.9 million, the VineBrook reportable segment’s interest expense of $34.8 million and the VineBrook reportable segment’s loss on extinguishment of debt of $3.5 million.
VineBrook Core FFO was $57.0 million for the year ended December 31, 2022 compared to $21.7 million for the year ended December 31, 2020, which was an increase of approximately $35.3 million. The change in VineBrook Core FFO between the periods primarily relates to an increase in VineBrook FFO, an increase in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $3.4 million, an increase in the VineBrook reportable segment’s amortization of deferred financing costs of $6.9 million and an increase in the VineBrook reportable segment’s equity-based compensation expense of $3.9 million, partially offset by an increase in the change in fair value of interest rate derivatives included in interest expense of $8.9 million, which is subtracted to arrive at VineBrook Core FFO given it is a non-cash item.
VineBrook AFFO was $45.1 million for the year ended December 31, 2022 compared to $18.9 million for the year ended December 31, 2020, which was an increase of approximately $26.2 million. The change in VineBrook AFFO between the periods primarily relates to an increase in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $9.1 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to a 169.0% increase in the diluted weighted average shares outstanding as of December 31, 2022 compared to December 31, 2020 as a result of significant equity raise activity. The entirety of the proceeds from these equity issuances were not deployed immediately into the acquisition of cash flow yielding homes as a portion of the homes purchased underwent rehabilitation for a period of time. The increase in the weighted average shares outstanding without a significant and immediate corresponding increase in VineBrook FFO, VineBrook Core FFO and VineBrook AFFO resulted in the period over period decline. Also, the weighted average interest rate of debt increased from 2.1227% as of December 31, 2020 to 6.2992% as of December 31, 2022 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. On a longer time horizon, these irregularities are expected to diminish and we expect our results to normalize and comparatively improve on a per share basis as a larger amount of the acquired homes become stabilized, resulting in increases in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share. Additionally, the Company entered into eight additional interest rate derivative agreements in 2022 with a combined notional amount of $950.0 million in order to partially offset the impact of increasing interest rates.

Net Asset Value
The sale price of the Shares sold in the Private Offering as well as the sale price of OP Units was equal to the most recent NAV per share in effect at the time a subscription agreement or funds were received, plus applicable fees and commissions. The purchase price at which Shares may be repurchased in accordance with the terms of the Share Repurchase Plan is generally based on the most recent NAV per share in effect at the time of repurchase, and Shares or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.
Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization, determined necessary to finalize NAV. The finalized NAV is then approved by the Pricing Committee. For a more complete description of the Valuation Methodology, see “Item I. Business—Net Asset Value—Current Valuation Methodology” in this annual report.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04

Fees and Commissions paid to Placement Agents and Dealer Manager
Subject to certain exceptions, investors that purchased Shares through the Private Offering generally paid the Placement Agents in the Private Offering placement fees or commissions, in addition to the NAV sales price. For sales through Placement Agents other than Raymond James, the placement fees or commissions were generally between 1% to 5.5% of gross investor equity, subject to certain breakpoints and various terms of each specific Selling Agreement. A placement fee equal to 3% and an advisory fee equal to 2% of gross proceeds invested, which is also in addition to the NAV sales price, was paid to Raymond James for all Shares sold by Raymond James on behalf of the Company in the Private Offering. With the consent of the applicable Placement Agent, some or all of the applicable fees and commissions may have been waived. Other Selling Agreements may have had specific fees that differ from the Raymond James fees related to selling Shares to their clients. In addition, the Dealer Manager generally received a fee of 0.5% on sales in the Private Offering through Raymond James and 3% on sales through other Placement Agents, a portion of which may be reallowed to those Placement Agents. Placement Agent compensation was subject to a reasonable carve-out for sales of Shares directly by the Company or for sales to employees of our Adviser, Manager and affiliates thereof. For sales through registered investment advisors (“RIAs”), the Dealer Manager received a fee of up to 2% of gross investor equity. With respect to sales through RIAs or Placement Agents other than Raymond James who in each case were first introduced to the Company by Raymond James, Raymond James could receive a participating placement fee equal to 1% of gross investor equity. The Private Offering closed on September 14, 2022.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures directly associated with our homes, including:
•recurring maintenance necessary to maintain our homes;
•interest expense and scheduled principal payments on outstanding indebtedness;
•distributions necessary to qualify for taxation as a REIT;
•advisory fees payable to our Adviser;
•general and administrative expenses;
•capital expenditures related to upcoming acquisitions and rehabilitation of owned homes;
•offering expenses related to raising equity; and
•property management fees payable to the Manager.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility (defined below) has an additional $30.0 million of capacity following the most recent amendment which occurred on January 31, 2023.
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
We expect to complete the Internalization of the Manager as promptly as possible following effectiveness of the Consent, which we expect will be paid in a mix of cash and equity.

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
We believe that our available cash, expected operating cash flows, net proceeds from the sale of homes and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2022, except as would not be expected to have a material adverse effect. We believe that the various sources of long-term capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements in the long-term, except as would not be expected to have a material adverse effect.
Cash Flows
The years ended December 31, 2022, 2021, and 2020
The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$107,941	$64,395	$29,781
Net cash used in investing activities	(1,720,870)	(972,622)	(244,886)
Net cash provided by financing activities	1,652,681	946,128	234,371
Change in cash and restricted cash	39,752	37,901	19,266
Cash and restricted cash, beginning of year	74,997	37,096	17,830
Cash and restricted cash, end of year	$114,749	$74,997	$37,096
The year ended December 31, 2022 as compared to the year ended December 31, 2021
Cash flows from operating activities. During the year ended December 31, 2022, net cash provided by operating activities was $107.9 million compared to net cash provided by operating activities of $64.4 million for the year ended December 31, 2021. The change in cash flows from operating activities was mainly due to an increase in net operating income during the period.
Cash flows from investing activities. During the year ended December 31, 2022, net cash used in investing activities was $1.7 billion compared to net cash used in investing activities of $972.6 million for the year ended December 31, 2021. The change in cash flows from investing activities was mainly due to the investment in NexPoint Homes as well as an increase in acquisitions of real estate investments and an increase in additions to real estate investments during the period.
Cash flows from financing activities. During the year ended December 31, 2022, net cash provided by financing activities was $1.7 billion compared to net cash provided by financing activities of $946.1 million for the year ended December 31, 2021. The change in cash flows from financing activities was mainly due to an increase in proceeds received from notes payable, credit facilities and bridge facilities and a decrease in credit facility principal payments, partially offset by a decrease in proceeds from the issuance of our Class A common stock and redeemable Series A preferred stock and an increase in bridge facility principal payments in the current year.

The year ended December 31, 2021 as compared to the year ended December 31, 2020
Cash flows from operating activities. During the year ended December 31, 2021, net cash provided by operating activities was $64.4 million compared to net cash provided by operating activities of $29.8 million for the year ended December 31, 2020. The change in cash flows from operating activities was mainly due to an increase in net operating income.
Cash flows from investing activities. During the year ended December 31, 2021, net cash used in investing activities was $972.6 million compared to net cash used in investing activities of $244.9 million for the year ended December 31, 2020. The change in cash flows from investing activities was mainly due to an increase in acquisitions and capital expenditures.
Cash flows from financing activities. During the year ended December 31, 2021, net cash provided by financing activities was $946.1 million compared to net cash provided by financing activities of $234.4 million for the year ended December 31, 2020. The change in cash flows from financing activities was mainly due to an increase in proceeds received from notes payable and credit facilities and an increase in proceeds from the issuance of our Class A common stock, which was partially offset by repayments on notes payable and credit facilities, an increase in financing costs paid, as well as a decrease in proceeds from the issuance of Series A preferred stock in the year ended December 31, 2021.
Debt, Derivatives and Hedging Activity
Debt
As of December 31, 2022, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $2.0 billion at a weighted average interest rate of 6.2992% and an adjusted weighted average interest rate of 4.8201%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.9508%, representing a weighted average fixed rate for one-month London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”) for the applicable interest period (“one-month term SOFR”) and daily SOFR, on our combined $1.3 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.3 billion of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of December 31, 2022:

	Type	Outstanding Principal as of December 31, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$240,408	5.94%	12/1/2025
Warehouse Facility	Floating	1,270,000	6.40%	11/3/2024	(2)
JPM Facility	Floating	320,000	7.15%	1/31/2025	(3)
Bridge Facility III	Floating	75,000	7.36%	9/30/2023
MetLife Note	Fixed	124,279	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,143	5.35%	2/1/2028
Crestcore II Note	Fixed	4,651	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,135	5.12%	7/9/2029
Total Outstanding Principal		$2,048,616
(1)Represents the interest rate as of December 31, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of December 31, 2022 was 4.3916%, daily SOFR as of December 31, 2022 was 4.3000% and one-month term SOFR as of December 31, 2022 was 4.3581%.
(2)This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.
(3)Subsequent to December 31, 2022, the Company entered into Amendment No. 2 to the JPM Facility, wherein the maturity date was extended to January 31, 2025. The original maturity date was March 1, 2023. Refer to Note 16 to the consolidated financial statements for more information.

In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above and described below, the NexPoint Homes reportable segment had $567.4 million of debt outstanding at December 31, 2022 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5, 7 and 13 to the consolidated financial statements.
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022. The amended Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option available, subject to meeting certain criteria, and bears interest at a variable rate equal to the forward-looking term rate based on one-month term SOFR, or daily SOFR for the applicable interest period, plus a margin of 0.1% plus an applicable rate ranging from 1.6% to 2.45% depending on the Company’s consolidated total leverage ratio. As of December 31, 2022, approximately $1.3 billion was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. As of the date of the JPM Facility Amendment No. 2, the JPM Facility had $30.0 million in available capacity.
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
On December 28, 2022, the Company entered into a bridge credit agreement through the OP with Raymond James Bank, and subsequently borrowed $75.0 million (the “Bridge Facility III”). The Bridge Facility III accrues interest at one-month term SOFR plus a margin of 3.0%. The Bridge Facility III matures on September 30, 2023, but requires repayment of the principal amount outstanding so that (1) by April 30, 2023, no more than $50.0 million remains outstanding, (2) by June 30, 2023, no more than $30.0 million remains outstanding and (3) by August 30, 2023, no more than $15.0 million remains outstanding. The Bridge Facility III requires monthly interest payments. The balance of the Bridge Facility III, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets. We expect to repay the Bridge Facility III with cash flows from operations and net proceeds from the sale of homes.
As of December 31, 2022, the Company is in compliance with all debt covenants in all of its debt agreements related to the VineBrook reportable segment.
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

Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 12 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $970.0 million. As of December 31, 2022, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to $970.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.0902%. As of December 31, 2022, interest rate swap agreements effectively covered $970.0 million, or 50.9%, of our $1.9 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.0902%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on one-month LIBOR or daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA (“Goldman”) with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.
Reference Rate Reform
On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that one-month LIBOR will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. This announcement has several implications, including setting the spread that may be used to convert the index rates in our debt and hedging contracts from LIBOR to an alternative rate, such as the SOFR.
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
REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2022 and 2021 and we did not have a TRS for the year ended December 31, 2020. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes intends to be taxed as a REIT under Sections 856 through 860 of the Code, which will occur upon filing the NexPoint Homes tax return for the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2022. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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
Seasonality
We believe that our business and related operating results will be impacted by seasonal factors throughout the year. We experience higher levels of resident move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Furthermore, our property operating costs are seasonally impacted in certain markets for expenses such as repairs to heating, ventilation and air conditioning systems, turn costs and landscaping expenses during the summer season. Additionally, our SFR properties are at greater risk in certain markets for adverse weather conditions such as extreme cold weather in winter months and hurricanes in late summer months.
Off-Balance Sheet Arrangements
As of December 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2022, 2021 and 2020.
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
Based on our annual revenues for 2022 we have transitioned from a “smaller reporting company” as defined in the Exchange Act. For this Form 10-K and in our definitive proxy statement on Schedule 14A for our 2023 Annual Meeting of Stockholders, we may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is included in our consolidated financial statements and the notes thereto beginning on page F-1 in this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 11. Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a)The following documents are filed as part of this Report:
1. Financial Statements. See Index to Consolidated Financial Statements and Schedule of VineBrook Homes Trust, Inc. on page F-1 of this Form 10-K.
2. Financial Statement Schedule. See Index to Consolidated Financial Statements and Schedule of VineBrook Homes Trust, Inc. on page F-1 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
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

2.10
Interest Purchase Agreement dated August 3, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022).

2.11
Interest Purchase Agreement dated August 3, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P, O. F-XI RS Holdings, L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022).

2.12*	Amendment No. 1 to the Interest Purchase Agreement dated November 13, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P.

2.13*	Amendment No. 1 to the Interest Purchase Agreement dated November 13, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P., SOF-XI RS Holdings L.P. and SFR Master Holdings, L.P.

2.14*	Amendment No. 2 to the Interest Purchase Agreement dated December 9, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Holdings Parent, L.P.

2.15*	Amendment No. 2 to the Interest Purchase Agreement dated December 9, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P., SOF-XI RS Holdings L.P. and SFR Master Holdings, L.P.

2.16*	Termination Agreement and Release dated January17, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P.

2.17*	Termination Agreement and Release dated January17, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P, O. F-XI RS Holdings, L.P. and SFR Master Holdings, L.P.

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

4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company on February 23, 2022.

10.1
Amended and Restated Advisory Agreement, dated as of May 4, 2020, by and between Vinebrook Homes Trust, Inc. and NexPoint Real Estate Advisors V, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.2
First Amendment to the Amended and Restated Advisory Agreement of VineBrook Homes Trust, Inc., dated October 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 26, 2022).

10.3
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

10.12
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

10.13
Second Amended and Restated Limited Partnership Agreement of Vinebrook Homes Operating Partnership, L.P., dated as of September 7, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Company on September 9, 2021).

10.14
Amended and Restated Limited Partnership of NexPoint SFR Operating Partnership, L.P., dated as of June 8, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.15
Loan Agreement, dated as of November 18, 2018, by and between NREA VB I LLC, NREA VB II LLC, NREA VB III LLC, NREA VB IV LLC, NREA VB V LLC, NREA VB VI LLC, NREA VB VII LLC and KeyBank National Association (incorporated by reference to Exhibit 10.12 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.16
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

10.17
Amended and Restated Revolving Credit Agreement, dated November 3, 2021, by and among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, the lenders party thereto, KeyBank National Association, as administrative agent, Citizens Bank, N.A., as documentation agent, BMO Capital Markets Corp., Raymond James Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Raymond James Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as joint lead arrangers and joint bookrunners, as amended. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022)

10.18
Bridge Credit Agreement, dated as of February 8, 2022, among VineBrook Homes Operating Partnership, L.P., as borrower, the lenders party thereto, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K, filed by the Company on February 14, 2021).

10.19
Increase Agreement, Joinder and Third Amendment to Credit Agreement, dated as of May 20, 2022, among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, KeyBank National Association, as administrative agent, and Bank of America, N.A., as a new lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed by the Company on August 15, 2022).

10.20
Contribution Agreement, dated as of June 8, 2022, between VineBrook Homes Operating Partnership, L.P. and NexPoint Homes Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.21
Contribution Agreement, dated as of June 8, 2022, between NexPoint Homes Trust, Inc., NexPoint SFR Operating Partnership, L.P., NexPoint Diversified Real Estate Trust, NRESF REIT Sub, LLC, NFRO REIT Sub, LLC, GAF REIT Sub, LLC, Randy Hagedorn, Adam Levinson and Richard Scola (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.22	Form of 7.50% Convertible Notes of NexPoint Homes, Inc., due June 30, 2027 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.23
Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.24†
VineBrook Homes Trust, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.25†	Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.15 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.26†	Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.14 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.27†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.16 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.28†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.29†
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

VineBrook Homes Trust, Inc.

/s/ Brian Mitts
March 30, 2023	Brian Mitts
President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mitts	President, Chief Financial Officer and Director	March 30, 2023
Brian Mitts	(Principal Executive Officer and Principal Financial Officer)

/s/ Dana Sprong	Director	March 30, 2023
Dana Sprong

/s/ James Dondero	Director	March 30, 2023
James Dondero

/s/ Edward Constantino	Director	March 30, 2023
Edward Constantino

/s/ Dr. Arthur Laffer	Director	March 30, 2023
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	March 30, 2023
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	March 30, 2023
Dr. Carol Swain

/s/ Catherine Wood	Director	March 30, 2023
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of VineBrook Homes Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VineBrook Homes Trust, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Phoenix, Arizona

March 30, 2023

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Operating real estate investments
Land	$632,278	$334,191
Buildings and improvements	3,098,258	1,391,786
Intangible lease assets	6,319	971
Total gross operating real estate investments	3,736,855	1,726,948
Accumulated depreciation and amortization	(171,648)	(76,789)
Total net operating real estate investments	3,565,207	1,650,159
Real estate held for sale, net	3,360	81
Total net real estate investments	3,568,567	1,650,240
Investments, at fair value	2,500	2,500
Cash	76,751	54,104
Restricted cash	37,998	20,893
Accounts and other receivables	13,292	8,327
Due from Manager (see Note 13)	1,350	2,909
Prepaid and other assets	65,466	19,352
Interest rate derivatives, at fair value	70,813	—
TOTAL ASSETS	$3,836,737	$1,758,325

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$947,499	$376,842
Credit facilities, net	1,580,108	391,703
Bridge facility, net	73,622	—
Accounts payable and other accrued liabilities	50,515	47,208
Accrued real estate taxes payable	34,992	19,450
Accrued interest payable	14,945	1,690
Security deposit liability	25,605	14,295
Prepaid rents	5,936	3,341
Interest rate derivatives, at fair value	—	3,590
Total Liabilities	2,733,222	858,119

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	121,662	120,896
Redeemable noncontrolling interests in the OP	240,647	196,362
Redeemable noncontrolling interests in consolidated VIEs	112,972	—
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 24,615,364 and 21,814,248 shares issued and outstanding, respectively	248	219
Additional paid-in capital	737,129	651,531
Distributions in excess of retained earnings	(160,048)	(68,011)
Accumulated other comprehensive income/(loss)	43,999	(791)
Total Stockholders' Equity	621,328	582,948
Noncontrolling interests in consolidated VIEs	6,906	—
TOTAL LIABILITIES AND EQUITY	$3,836,737	$1,758,325
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenues
Rental income	$262,433	$153,424	$74,865
Other income	6,898	3,517	1,589
Total revenues	269,331	156,941	76,454
Expenses
Property operating expenses	49,283	26,129	15,722
Real estate taxes and insurance	47,122	27,455	15,407
Property management fees	14,692	7,621	4,611
Advisory fees	16,060	8,281	3,271
Corporate general and administrative expenses	11,447	7,257	4,313
Property general and administrative expenses	17,565	6,377	2,798
Depreciation and amortization	99,988	48,573	20,447
Interest expense	60,209	25,189	10,901
Total expenses	316,366	156,882	77,470
Loss on extinguishment of debt	(3,469)	—	—
Loss on sales of real estate	(519)	(203)	(930)
Investment income	1,513	—	—
Miscellaneous (loss)/gain, net	(152)	205	281
Net (loss)/income	(49,662)	61	(1,665)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,891	8,837	1,052
Net loss attributable to redeemable noncontrolling interests in the OP	(7,489)	(144)	(570)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,695)	—	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(536)	—	—
Net loss attributable to common stockholders	$(38,833)	$(8,632)	$(2,147)
Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate hedges	52,833	11,863	(17,080)
Total comprehensive income/(loss)	3,171	11,924	(18,745)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,891	8,837	1,052
Comprehensive income/(loss) attributable to redeemable noncontrolling interests in the OP	554	2,360	(6,435)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,695)	—	—
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(536)	—	—
Comprehensive income/(loss) attributable to common stockholders	$5,957	$727	$(13,362)

Weighted average common shares outstanding - basic	24,599	15,366	7,175
Weighted average common shares outstanding - diluted	24,599	15,366	7,175

Loss per share - basic	$(1.58)	$(0.56)	$(0.30)
Loss per share - diluted	$(1.58)	$(0.56)	$(0.30)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)

	Class A Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2019	5,162,532	$52	$114,589	$(8,235)	$1,065	$107,471
Net loss attributable to common stockholders			—	(2,147)	—	(2,147)
Issuance of Class A common stock	4,129,621	41	131,503	—	—	131,544
Redemptions of Class A common stock	(44,441)	—	(1,413)	—	—	(1,413)
Offering costs			(983)	—	—	(983)
Equity-based compensation	13,083	—	1,147	—	—	1,147
Common stock dividends declared ($2.1204 per share)			—	(15,620)	—	(15,620)
Other comprehensive loss attributable to common stockholders			—	—	(11,215)	(11,215)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(34,462)	—	—	(34,462)
Balances, December 31, 2020	9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders			—	(8,632)	—	(8,632)
Issuance of Class A common stock	12,791,228	128	521,689	—	—	521,817
Redemptions of Class A common stock	(282,842)	(2)	(12,663)	—	—	(12,665)
Offering costs			(3,702)	—	—	(3,702)
Equity-based compensation	45,067	—	2,335	—	—	2,335
Common stock dividends declared ($2.1204 per share)			—	(33,377)	—	(33,377)
Other comprehensive income attributable to common stockholders			—	—	9,359	9,359
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(66,509)	—	—	(66,509)
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders			—	(38,833)	—	(38,833)
Issuance of Class A common stock	4,176,600	42	226,870	—	—	226,912
Redemptions of Class A common stock	(1,439,129)	(14)	(88,696)	—	—	(88,710)
Offering costs			(1,881)	—	—	(1,881)
Equity-based compensation	63,645	1	3,515	—	—	3,516
Common stock dividends declared ($2.1204 per share)			—	(53,204)	—	(53,204)
Other comprehensive income attributable to common stockholders			—	—	44,790	44,790
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(39,024)	—	—	(39,024)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(15,186)	—	—	(15,186)
Balances, December 31, 2022	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss)/income	$(49,662)	$61	$(1,665)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss on sales of real estate	519	203	930
Depreciation and amortization	99,988	48,573	20,447
Non-cash interest amortization	7,945	3,914	669
Change in fair value of interest rate derivatives included in interest expense	(8,881)	3,918	1,957
Net cash received/(paid) on derivative settlements	313	(4,290)	(2,315)
Loss on extinguishment of debt	3,469	—	—
Equity-based compensation	6,516	4,688	2,638
Miscellaneous loss/(gain), net	152	(205)	(281)
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	68	(5,503)	(1,319)
Operating liabilities	47,514	13,036	8,720
Net cash provided by operating activities	107,941	64,395	29,781

Cash flows from investing activities
Investment in unconsolidated entity	(100,819)	—	—
Redemption of investment in unconsolidated entity	100,819	—	—
Acquisition of NexPoint Homes through VIE consolidation, net of cash received	(47,022)	—	—
Net proceeds from sales of real estate	9,988	2,071	7,160
Prepaid acquisition deposits	(41,181)	(15,603)	(16,484)
Insurance proceeds received	965	842	846
Acquisitions of real estate investments	(1,431,413)	(866,002)	(171,517)
Additions to real estate investments	(212,207)	(91,430)	(64,891)
Acquisition of limited partnership investment	—	(2,500)	—
Net cash used in investing activities	(1,720,870)	(972,622)	(244,886)

Cash flows from financing activities
Notes payable proceeds received	288,475	125,000	11,793
Notes payable payments	(8,615)	(9,939)	(157)
Credit facilities proceeds received	1,190,000	430,000	20,000
Credit facilities principal payments	—	(115,000)	—
Bridge facilities proceeds received	425,000	—	—
Bridge facilities principal payments	(350,000)	—	—
NREO Note repayment	—	(1,250)	—
Financing costs paid	(15,150)	(11,889)	(485)
Interest rate cap premium paid	(12,673)	—	—
Proceeds from issuance of Class A common stock	173,607	501,694	124,325
Proceeds from issuance of Class A common stock received in advance	—	26,541	—
Redemptions of Class A common stock paid	(77,884)	(6,387)	(1,413)
Offering costs paid	(2,222)	(3,466)	(878)
Dividends paid to common stockholders	(25,137)	(15,920)	(8,040)
Payments for taxes related to net share settlement of stock-based compensation	(555)	(345)	—
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	—	35,117	84,940
Preferred stock dividends paid	(8,125)	(7,019)	—
Contributions from redeemable noncontrolling interests in the OP	9,221	4,926	10,000
Distributions to redeemable noncontrolling interests in the OP	(5,905)	(5,935)	(3,014)
Redemptions by redeemable noncontrolling interests in the OP	(350)	—	(2,700)
Contributions from redeemable noncontrolling interests in consolidated VIEs	67,640	—	—
Distributions to redeemable noncontrolling interests in consolidated VIEs	(2,088)	—	—
Contributions from noncontrolling interests in consolidated VIEs	7,575	—	—
Distributions to noncontrolling interests in consolidated VIEs	(133)	—	—
Net cash provided by financing activities	1,652,681	946,128	234,371

Change in cash and restricted cash	39,752	37,901	19,266
Cash and restricted cash, beginning of year	74,997	37,096	17,830
Cash and restricted cash, end of year	$114,749	$74,997	$37,096

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$42,991	$11,953	$8,581
Cash paid for income and franchise taxes	262	304	281

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	3,829	5,027	584
Accrued dividends payable to common stockholders	748	819	361
Accrued distributions payable to redeemable noncontrolling interests in the OP	1,259	941	647
Accrued dividends payable to preferred stockholders	2,031	4,062	925
Accrued redemptions payable to common stockholders	17,094	6,278	—
Accrued capital expenditures	5,227	2,045	—
Accretion to redemption value of Redeemable Series A preferred stock	766	712	127
Fair market value adjustment on assumed debt	89	—	138
Assumed debt on acquisitions	13,582	—	11,654
Offering costs accrued	—	341	105
Issuance of Class A common stock related to DRIP dividends	29,408	16,638	7,219
DRIP dividends to common stockholders	(29,408)	(16,638)	(7,219)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	2,026	1,633	3,872
DRIP distributions to redeemable noncontrolling interests in the OP	(2,026)	(1,633)	(3,872)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	2,088	—	—
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(2,088)	—	—
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	62	—	—
DRIP distributions to noncontrolling interests in consolidated VIEs	(62)	—	—
Real estate investments assumed in acquisition of NexPoint Homes through VIE consolidation	326,432	—	—
Earnest money deposits assumed in acquisition of NexPoint Homes through VIE consolidation	36,838	—	—
Other assets assumed in acquisition of NexPoint Homes through VIE consolidation	8,729	—	—
Notes payable assumed in acquisition of NexPoint Homes through VIE consolidation	278,530	—	—
Other liabilities assumed in acquisition of NexPoint Homes through VIE consolidation	4,607	—	—
Noncontrolling interests assumed in acquisition of NexPoint Homes through VIE consolidation	41,150	—	—
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of December 31, 2022, there were a combined 24,183,798 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,366,423 Class A OP Units, or 84.2%, were owned by the Company, 2,691,330 Class B OP Units, or 11.1%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 89,809 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 141,728 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 894,508 Class C OP Units, or 3.7%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.
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
Between November 1, 2018 and December 31, 2022, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 20,748 additional homes and sold 220 homes within the VineBrook reportable segment (see Note 15), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,554 additional homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs and its consolidation of NexPoint Homes, indirectly owned an interest in 27,211 homes (the “Portfolio”) in 20 states as of December 31, 2022. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and amended on October 25, 2022 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain VineBrook Homes, LLC (the “Manager”), an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements are supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Adviser and the Manager, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes.
The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders.
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

2. Summary of Significant Accounting Policies
Basis of Accounting and Use of Estimates
The accompanying consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. References to number of properties are unaudited. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2022 and December 31, 2021 and results of operations for the years ended December 31, 2022, 2021 and 2020 have been included.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2022, the Company has determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP must generally receive approval of the Board to take any actions. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 89% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of December 31, 2022. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).
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

Land	Not depreciated
Buildings	27.5 years
Improvements and other assets	3 - 15 years
Acquired improvements and fixtures	1 - 7 years
Intangible lease assets	6 months
As of December 31, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $6.3 million and $5.1 million, respectively. As of December 31, 2021, the gross balance and accumulated amortization related to the intangible lease assets was $1.0 million and $0.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $9.4 million, $6.3 million and $1.1 million, respectively, of amortization expense related to the intangible lease assets.
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2022, 2021 and 2020.
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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash	$76,751	$54,104	$31,225
Restricted cash	37,998	20,893	5,871
Total cash and restricted cash	$114,749	$74,997	$37,096
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. As a result of the adoption of ASC 842, Leases, on January 1, 2019, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. In response to the COVID-19 pandemic, the Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income. For the years ended December 31, 2022, 2021 and 2020, rental income includes $10.7 million, $6.5 million and $2.6 million of variable lease payments, respectively.
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
Redeemable Securities
Included in the Company’s consolidated balance sheets are redeemable noncontrolling interests in the OP, redeemable noncontrolling interests in consolidated VIEs, and 6.50% Series A Cumulative Redeemable Preferred Stock (the “Preferred Shares”). These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. The Company accounts for these under the provisions of ASC Topic 480-10-S99-3A, paragraph 15(b).

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

	For the Year Ended December 31,
	2022	2021	2020
Numerator for loss per share:
Net (loss)/income	$(49,662)	$61	$(1,665)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,891	8,837	1,052
Net loss attributable to redeemable noncontrolling interests in the OP	(7,489)	(144)	(570)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,695)	—	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(536)	—	—
Net loss attributable to common stockholders	$(38,833)	$(8,632)	$(2,147)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	24,599	15,366	7,175
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—	—
Weighted average common shares outstanding - diluted	24,599	15,366	7,175

Earnings (loss) per weighted average common share:
Basic	$(1.58)	$(0.56)	$(0.30)
Diluted	$(1.58)	$(0.56)	$(0.30)

(1)
For the years ended December 31, 2022, 2021 and 2020, excludes approximately 4,353,000 shares, 4,067,000 shares and 3,569,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook reportable segment, the Company had a geographic market concentration in one market (Cincinnati) that represents more than 10% of the total gross book value of SFR homes as of December 31, 2022.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASU 2020-04 related to replacing the source of hedged transactions and continues evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

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
As of December 31, 2022, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 24,657 properties in the VineBrook reportable segment and 2,554 properties in the NexPoint Homes reportable segment, through 13 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of December 31, 2022, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 7) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	66	$6,083	100%	Yes	$5,031
NREA VB II, LLC	167	16,577	100%	Yes	10,736
NREA VB III, LLC	1,322	122,037	100%	Yes	70,890
NREA VB IV, LLC	385	37,603	100%	Yes	24,184
NREA VB V, LLC	1,828	127,519	100%	Yes	107,931
NREA VB VI, LLC	296	28,258	100%	Yes	18,658
NREA VB VII, LLC	36	3,124	100%	Yes	2,978
True FM2017-1, LLC	210	19,432	100%	Yes	10,143
VB One, LLC	13,916	1,813,136	100%	No	1,270,000
VB Two, LLC	1,851	173,858	100%	No	124,279
VB Three, LLC	3,885	551,835	100%	No	320,000
VB Five, LLC	170	18,848	100%	Yes	8,786
VB Eight, LLC	525	70,365	100%	No	75,000
NexPoint Homes	2,554	751,540	89%	No	467,254
	27,211	$3,740,215			$2,515,870	(2)
(1)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC and VB Eight, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of December 31, 2022, NexPoint Homes had approximately $100.1 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes (as defined in Note 13) as of December 31, 2022.

4. Real Estate Assets
As of December 31, 2022, the Company, through the OP and its SPE subsidiaries, owned 27,211 homes, including 24,657 homes in the VineBrook reportable segment and 2,554 homes in the NexPoint Homes reportable segment. As of December 31, 2021, the Company only had one reportable segment, VineBrook, and through the OP and its SPE subsidiaries, owned 16,891 homes. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total
Gross Real Estate, December 31, 2021	$334,191	$1,391,786		$971	$81	$1,727,029
Additions	298,087	1,706,472	(2)	10,162	13,862	2,028,583
Write-offs	—	—		(4,814)	—	(4,814)
Dispositions	—	—		—	(10,583)	(10,583)
Gross Real Estate, December 31, 2022	632,278	3,098,258		6,319	3,360	3,740,215
Accumulated depreciation and amortization	—	(166,594)		(5,054)	—	(171,648)
Net Real Estate, December 31, 2022	$632,278	$2,931,664		$1,265	$3,360	$3,568,567
(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $12.2 million and other capitalizable costs outlined in (1) above of approximately $8.8 million.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized depreciation expense of approximately $90.6 million, $42.3 million and $19.3 million, respectively.
Acquisitions and dispositions
During the year ended December 31, 2022, the Company, through the OP, acquired 7,876 homes, including the homes in the portfolios discussed below, and disposed of 110 homes within the VineBrook reportable segment. On June 8, 2022, the Company, through its consolidated investment in NexPoint Homes, assumed 1,242 homes, and NexPoint Homes subsequently acquired 1,312 homes. As of December 31, 2022, NexPoint Homes owns 2,554 homes. See Note 5 for additional information about NexPoint Homes.
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
Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2022, there are 25 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $3.4 million.

5. NexPoint Homes Investment
During the year ended December 31, 2022, the Company, through its taxable REIT subsidiary (“the TRS”), invested approximately $100.8 million in Ensign Peak Realty, LLC (“Ensign”), an owner and operator of SFR homes. This investment was redeemed in full on June 8, 2022 in connection with the formation of NexPoint Homes, described below.
Formation of NexPoint Homes - Contribution Agreements
On June 8, 2022, the Company, through the OP, entered into a contribution agreement (the “Contribution Agreement”) with NexPoint Homes, which is externally advised by an affiliate of our Adviser. In accordance with the Contribution Agreement, the OP contributed $50.0 million to NexPoint Homes in exchange for 2,000,000 shares of Class A common stock, par value $0.01 per share of NexPoint Homes (the “NexPoint Homes Class A Shares”). The NexPoint Homes Class A Shares were issued and valued at $25.00 per share. The NexPoint Homes Class A Shares owned by the Company are eliminated in consolidation.
Following the contribution by the OP to NexPoint Homes, NexPoint Homes entered into a contribution agreement (the “SFR OP Contribution Agreement”) with NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes, certain funds managed by affiliates of our Adviser and certain individuals (the “Principals”) affiliated with HomeSource Operations, LLC, the external manager of the SFR OP. In accordance with the SFR OP Contribution Agreement, NexPoint Homes contributed $50.0 million to the SFR OP in exchange for 2,000,000 limited partnership units of the Operating Partnership (“SFR OP Units”). The SFR OP Units owned by NexPoint Homes are eliminated in consolidation.
On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Notes and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations. Subsequent to June 8, 2022, NexPoint Homes repaid $20.0 million of the NexPoint Homes Convertible Notes and the balance of the NexPoint Homes Convertible Notes was $30.0 million as of December 31, 2022. The NexPoint Homes Convertible Notes held by the Company are eliminated in consolidation.
On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of December 31, 2022, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $233.5 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.
See Note 7 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.
Consolidation of NexPoint Homes
Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and has the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns approximately 89% of the outstanding equity of NexPoint Homes as of December 31, 2022 and the parties that beneficially own approximately 99% of the SFR OP are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.

Purchase Price Allocation - NexPoint Homes
The Company performed a preliminary allocation of the NexPoint Homes Portfolio purchase price to the individual components based on their estimated fair values. During the fourth quarter 2022, the Company updated the initial purchase price allocations based upon the finalized valuation report from an independent third-party valuation firm, which considered additional market-specific data in estimating the fair values of the acquired assets. In the balance sheet as of December 31, 2022, the Company reallocated approximately $32.4 million of the purchase price from land to buildings and improvements, intangible lease assets, and FF&E based upon the finalized valuation report. The impact on depreciation and amortization expense related to this reallocation was not material for the three or six months ended June 30, 2022 and the three or nine months ended September 30, 2022.

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
Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At December 31, 2022, the Company had no material unrealized or realized gains or losses related to the investment.
7. Debt
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022. The amended Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has one 12-month extension option available, subject to meeting certain criteria, and bears interest at a variable rate equal to the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for the applicable interest period (“one-month term SOFR”), or daily SOFR for the applicable interest period, plus a margin of 0.1% plus an applicable rate ranging from 1.6% to 2.45% depending on the Company’s consolidated total leverage ratio. As of December 31, 2022, approximately $1.3 billion was drawn on the Warehouse Facility. The balance of the Warehouse Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and matures and is due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. As of the date of the JPM Facility Amendment No. 2, the JPM Facility had $30.0 million in available capacity.

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
On December 28, 2022, the Company entered into a bridge credit agreement through the OP with Raymond James Bank, and subsequently borrowed $75.0 million (the “Bridge Facility III”). The Bridge Facility III accrues interest at one-month term SOFR plus a margin of 3.0%. The Bridge Facility III matures on September 30, 2023, but requires repayment of the principal amount outstanding so that (1) by April 30, 2023, no more than $50.0 million remains outstanding, (2) by June 30, 2023, no more than $30.0 million remains outstanding and (3) by August 30, 2023, no more than $15.0 million remains outstanding. The Bridge Facility III requires monthly interest payments. The balance of the Bridge Facility III, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets. We expect to repay the Bridge Facility III with cash flows from operations and net proceeds from the sale of homes.
In addition to the debt agreements discussed above for the VineBrook reportable segment, as of December 31, 2022, the NexPoint Homes reportable segment had $567.4 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of the NexPoint Homes MetLife Note 1 (as defined below), the NexPoint Homes Metlife Note 2 (as defined below), NexPoint Homes KeyBank Facility (as defined below) and the SFR OP Convertible Notes (as defined in Note 13). See the summary table below for further information on the debt of the NexPoint Homes reportable segment.

On August 12, 2022, a subsidiary of SFR OP as borrower closed a $200 million delayed draw facility with Metropolitan Life Insurance Company, as lender (the “NexPoint Homes MetLife Note 2”). The NexPoint Homes MetLife Note 2 matures on August 12, 2027 and bears interest at a fixed rate of 5.44%. As of December 31, 2022, approximately $171.2 million has been drawn on the NexPoint Homes MetLife Note 2.
On August 12, 2022, a subsidiary of SFR OP as borrower closed a $75 million revolver facility with KeyBank, as lender (the “NexPoint Homes KeyBank Facility”). On December 30, 2022, a subsidiary of SFR OP as borrower closed on an additional $10 million on the NexPoint Homes KeyBank Facility, bringing the total commitment to $85 million as of December 31, 2022. The NexPoint Homes KeyBank Facility matures on August 12, 2025, and bears interest at a floating rate of 185 to 270 basis points depending on the borrower’s leverage ratio over SOFR. As of December 31, 2022, approximately $62.5 million has been drawn on the NexPoint Homes KeyBank Facility.
As of December 31, 2022, the Company is in compliance with all debt covenants in all of its debt agreements, with the exception that the NexPoint Homes MetLife Note 2 was not in compliance with the debt service coverage ratio requirement. The Company received a waiver from the lender through March 31, 2023 to either (i) make a principal paydown to bring the debt into compliance or (ii) contribute additional properties as collateral to achieve the required debt service ratio and provide an annual budget to the lender for approval. The Company intends to contribute additional properties as collateral but also has the ability to make the required principal payment.
The weighted average interest rate of the Company’s debt was 6.0684% as of December 31, 2022 and 2.3707% as of December 31, 2021. As of December 31, 2022 and December 31, 2021, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.9101% and 2.9171%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of December 31, 2022, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.9508% on its combined $1.3 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for one-month LIBOR, daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.3 billion of the Company’s floating rate indebtedness (see Note 8).

The following table contains summary information of the Company’s debt as of December 31, 2022 and December 31, 2021 (dollars in thousands):

		Outstanding Principal as of
	Type	December 31, 2022	December 31, 2021	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$240,408	$241,269	5.94%	12/1/2025
Warehouse Facility	Floating	1,270,000	160,000	6.40%	11/3/2024	(2)
JPM Facility	Floating	320,000	240,000	7.15%	1/31/2025	(3)
Bridge Facility III	Floating	75,000	—	7.36%	9/30/2023
MetLife Note	Fixed	124,279	124,689	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,143	10,387	5.35%	2/1/2028
CoreVest Note	Fixed	—	2,338	6.12%	1/9/2023
Crestcore II Note	Fixed	4,651	—	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,135	—	5.12%	7/9/2029
Total VineBrook reportable segment debt		$2,048,616	$778,683
NexPoint Homes MetLife Note 1	Fixed	233,545	—	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	171,209	—	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	62,500	—	6.56%	8/12/2025
SFR OP Convertible Notes (4)	Fixed	100,100	—	7.50%	6/30/2027
Total debt		$2,615,970	$778,683
Debt premium, net (5)		378	416
Deferred financing costs, net of accumulated amortization of $12,995 and $5,325, respectively		(15,119)	(10,554)
		$2,601,229	$768,545

(1)
Represents the interest rate as of December 31, 2022. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of December 31, 2022 was 4.3916%, daily SOFR as of December 31, 2022 was 4.3000% and one-month term SOFR as of December 31, 2022 was 4.3581%.

(2)	This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.
(3)
Subsequent to December 31, 2022, the Company entered into Amendment No. 2 to the JPM Facility, wherein the maturity date was extended to January 31, 2025. The original maturity date was March 1, 2023. Refer to Note 16 to the consolidated financial statements for more information.

(4)	The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.
(5)	The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2022 are as follows (in thousands):

	Total
2023	$78,600
2024	3,699
2025	1,566,700	(1)
2026	444,684	(2)
2027	505,282
Thereafter	17,005
Total	$2,615,970

(1)	Assumes the Company exercises the 12-month extension option on the Warehouse Facility.
(2)
Subsequent to December 31, 2022, on January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. The balance of the JPM Facility was $320.0 million at December 31, 2022, which is reflected in 2026 maturities above to reflect the subsequent amendment, and assumes the Company exercises the 12-month extension option. Refer to Note 16 to the consolidated financial statements for more information.

Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the years ended December 31, 2022, 2021 and 2020, amortization of deferred financing costs of approximately $8.0 million, $3.9 million and $0.7 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the years ended December 31, 2022, 2021 and 2020, the Company wrote-off deferred financing costs of approximately $3.5 million, $0.0 million, and $0.0 million, respectively, which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).
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
•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

•Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
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
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy.
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

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into 12 interest rate swap transactions with KeyBank and Mizuho with a combined notional amount of $970.0 million. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to those amounts with a weighted average fixed rate of 2.0902%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.
As of December 31, 2022, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	One-Month LIBOR	20,000	0.9140%
				$320,000	1.4309%	(2)

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
3/31/2022	11/1/2025	KeyBank	Daily SOFR	$100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6860%
				$650,000	2.4148%	(2)

(1)	As of December 31, 2022, one-month LIBOR was 4.3916% and daily SOFR was 4.3000%.

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
As of December 31, 2022, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of December 31, 2022	Strike Rate
Interest Rate Cap	$300,000	Warehouse Facility	One-Month Term SOFR	4.3581%	1.50%

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$49,244	$—	$—	$3,590

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	21,569	—	—	—
Total		$70,813	$—	$—	$3,590

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		For the Year Ended December 31,
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	2022	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized gain/(loss) on interest rate hedges	$52,833	$11,863	$(17,080)

Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	8,881	—	—
Total		$61,714	$11,863	$(17,080)
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
9. Stockholders’ Equity
The Company issued Shares under the Private Offering and issues shares under the Company’s distribution reinvestment program (the “DRIP”). Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the years ended December 31, 2022, 2021 and 2020, the Company issued approximately 4,177,000 Shares, 12,791,000 Shares and 4,129,000 Shares, respectively, for equity contributions of approximately $226.9 million, $522.2 million and $132.2 million, respectively, under the Private Offering and DRIP.
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

RSU Grants Under the 2018 LTIP
On December 10, 2019, a total of 73,700 RSUs were granted to certain employees of the Adviser and officers of the Company. On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on December 10, 2019 vest over a four-year period. The RSUs granted to certain employees of the Adviser and officers of the Company on February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Adviser. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Shares.
As of December 31, 2022, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2020	235,133		$7,193
Granted	191,506		6,720
Vested	(48,935)	(2)	(1,508)
Forfeited	—		—
Outstanding December 31, 2021	377,704		$12,405
Granted	185,111		10,022
Vested	(72,453)	(2)	(2,404)
Forfeited	(2,036)		(80)
Outstanding December 31, 2022	488,326		$19,943

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)
Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 63,645 Shares being issued for the year ended December 31, 2022 and 45,067 Shares being issued for the year ended December 31, 2021, as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
February 15, 2023	22,591
February 17, 2023	30,331
May 11, 2023	21,217
December 10, 2023	18,426
February 15, 2024	22,591
February 17, 2024	22,019
May 11, 2024	21,217
February 14, 2025	22,591
February 17, 2025	22,019
February 17, 2026	22,019
Upon successful completion of IPO	263,305
488,326
For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $3.5 million, $2.3 million and $1.1 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
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
The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2021	$196,362
Net loss attributable to redeemable noncontrolling interests in the OP	(7,489)
Contributions by redeemable noncontrolling interests in the OP	11,247
Distributions to redeemable noncontrolling interests in the OP	(9,190)
Redemptions by redeemable noncontrolling interests in the OP	(350)
Equity-based compensation	3,000
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	8,043
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	39,024
Redeemable noncontrolling interests in the OP, December 31, 2022	$240,647
As of December 31, 2022, the Company held 20,366,423 Class A OP Units, NREO held 2,691,330 Class B OP Units, NRESF held 89,809 Class C OP Units, GAF REIT held 141,728 Class C OP Units and the VineBrook Contributors and other Company insiders held 894,508 Class C OP Units.

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

As of December 31, 2022, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2020	310,465	$9,290
Granted	246,169	9,426
Vested	(58,044)	(1,751)
Forfeited	—	—
Outstanding December 31, 2021	498,590	$16,965
Granted	27,849	1,719
Vested	(84,404)	(1,964)
Forfeited	(11,933)	(434)
Outstanding December 31, 2022	430,102	$16,286

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
430,102
*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2023 and November 30, 2024.

For the years ended December 31, 2022, 2021 and 2020, the OP recognized approximately $3.0 million, $2.4 million and $1.5 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).
The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
December 31, 2020	9,260,795	3,476,216	12,737,011
December 31, 2021	21,814,248	3,626,936	25,441,184
December 31, 2022	24,615,364	3,817,375	28,432,739

Redeemable Noncontrolling Interests in Consolidated VIEs
Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”). As of December 31, 2022, approximately 4,518,889 SFR OP Units were held by affiliates of the Company.
The following table presents the redeemable noncontrolling interests in consolidated VIEs (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2021	$—
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,695)
Contributions by redeemable noncontrolling interests in consolidated VIEs	111,569
Distributions to redeemable noncontrolling interests in consolidated VIEs	(2,088)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	15,186
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2022	$112,972
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
The following table presents the noncontrolling interests in consolidated VIEs (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2021	$—
Net loss attributable to noncontrolling interests in consolidated VIEs	(536)
Contributions by noncontrolling interests in consolidated VIEs	7,575
Distributions to noncontrolling interests in consolidated VIEs	(133)
Noncontrolling interests in consolidated VIEs, December 31, 2022	$6,906

11. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 Preferred Shares as of December 31, 2022. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions.
The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2021	5,000,000	$120,896
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	—
Net income attributable to Redeemable Series A preferred stockholders	—	8,125
Dividends declared to Redeemable Series A preferred stockholders	—	(8,125)
Accretion to redemption value	—	766
Redeemable Series A preferred stock, December 31, 2022	5,000,000	$121,662
12. Income Taxes
The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT upon filing their tax return for the year ended December 31, 2022. NexPoint Homes intends to be taxed as a REIT under Sections 856 through 860 of the Code, which will occur upon filing the NexPoint Homes tax return for the year ended December 31, 2022. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2022 and 2021, and the Company did not have a TRS for the year ended December 31, 2020.
If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2022, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.
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
The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of December 31, 2022. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred advisory fees of approximately $16.1 million, $8.3 million and $3.3 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).
Management Fee
The equity holders of the Manager are holders of noncontrolling interests in the OP and comprise a portion of the VineBrook Contributors. Through this noncontrolling ownership, the Manager is deemed to be a related party. Pursuant to the Management Agreements, the OP will pay the Manager (i) an acquisition fee equal to 1.0% of the purchase price paid for any new property acquired during the month, (ii) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any newly acquired property, and (iii) a property management fee monthly in arrears equal to a percentage of collected rental revenues for all properties during the month as follows:
•8.0% of collected rental revenue up to and including $45 million on an annualized basis;
•7.0% of the incremental collected rental revenue above $45 million but below and including $65 million on an annualized basis;
•6.0% of the incremental collected rental revenue above $65 million but below and including $85 million on an annualized basis; and
•5.0% of the incremental collected rental revenue above $85 million on an annualized basis.
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. As of December 31, 2022, the OP recorded a receivable of approximately $0.7 million due from the Manager, included in due from Manager on the consolidated balance sheet related to the Manager Cash Cap rebate, and as a reduction to the management fee expense on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2021, the OP recorded a receivable of approximately $2.2 million due from the Manager, included in due from Manager on the consolidated balance sheet related to the Manager Cash Cap rebate, and as a reduction to the management fee expense on the consolidated statements of operations and comprehensive income (loss).

The Manager is responsible for the day-to-day management of the properties, acquisition of new properties, disposition of existing properties (with acquisition and disposition decisions made under the approval of the investment committee and the Board), leasing the properties, managing resident issues and requests, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties.
Property management fees are included in property management fees on the consolidated statements of operations and comprehensive income (loss) and acquisition and construction fees are capitalized into each home and are included in buildings and improvements on the consolidated balance sheet and are depreciated over the useful life of each property.
The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, of which approximately $4.5 million and $4.2 million is due to the Manager and included in accounts payable and other accrued liabilities on the consolidated balance sheets as of December 31, 2022 and 2021, respectively, under the terms of Management Agreements and Side Letter, for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

		For the Year Ended December 31,
	Location on Financial Statements	2022	2021	2020
Fees Incurred
Property management fees	Statement of Operations	$13,196	$7,115	$4,478
Acquisition fees	Balance Sheet	10,391	9,216	1,771
Construction supervision fees	Balance Sheet	17,907	6,739	4,194

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	27,772	15,462	8,501
Other reimbursements	Balance Sheet and Statement of Operations	1,817	855	414
Totals		$71,083	$39,387	$19,358
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
On June 28, 2022, the OP notified the Manager that it elected to exercise its Purchase Provision of the Manager. As of December 31, 2022, the Internalization of the Manager has not closed. The Company expects to close the Internalization of the Manager as promptly as possible following effectiveness of the Consent, following which the services previously provided by the Manager will be internally managed, although there can be no assurance that the transaction will close on this timeline or at all. Certain additional conditions and limitations apply to the Internalizations, including but not limited to caps on the Internalization Fees. The Company expects any equity issued in satisfaction of an Internalization Fee to be valued at the NAV per share in effect on May 31, 2022, the date used to calculate the Internalization Fee under the Purchase Provision.
On March 9, 2023, the OP entered into the Letter Agreement with the Contributors and Dana Sprong pursuant to which the OP and the Contributors agreed to a form of Contribution Agreement to effectuate the acquisition of the Manager pursuant to the Call Right Notice to be entered into as promptly as practicable following the effectiveness of the Consent.

Pursuant to the Letter Agreement, the OP agreed to use reasonable best efforts to obtain the Consent as soon as possible, and the OP and the Contributors agreed to enter into the Contribution Agreement and effectuate the Closing, as promptly as practicable following the effectiveness of the Consent and in any event, no later than one business day thereafter. Following the Closing, the Manager will become a wholly owned subsidiary of the OP and the Portfolio will be internally managed.
Pursuant to the Letter Agreement, the OP and the Contributors also agreed that March 9, 2023 would be used for purposes of calculating the closing consideration payable to the Contributors.
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
Advance Acquisition and Construction Fee Advances Paid to the Manager
Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item due from Manager on the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the Company recorded no receivable for Fee Advances.
Backstop Loans to the Manager
Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item due from Manager on the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the Company recorded a receivable for Backstop Loans made to the manager of approximately $0.7 million and approximately $0.7 million, respectively.
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

NexBank
The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. As of December 31, 2022, in the VineBrook reportable segment, the Company and OP had approximately $23.1 million and $16.0 million, respectively, in cash at NexBank. As of December 31, 2022, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately $1.6 million and $0.3 million, respectively, in cash at NexBank.
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of December 31, 2022, these affiliates had contributed approximately $113.0 million of equity to NexPoint Homes. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of December 31, 2022, the total principal outstanding on the SFR OP Convertible Notes was approximately $100.1 million (excluding amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the year ended December 31, 2022, the SFR OP recorded approximately $4.3 million of interest expense related to the SFR OP Convertible Notes, of which $4.3 million remained accrued as of December 31, 2022 within accrued interest payable on the consolidated balance sheet.
The Company consolidates an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet, in addition to approximately $1.1 million of amounts due from HomeSource for interest on the HomeSource Note and routine funding.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt of equity capital for NexPoint Homes. No fees were collected by the NexPoint Homes Adviser in connection with the NexPoint Homes Advisory Agreement during the year ended December 31, 2022 as the NexPoint Homes Adviser waived approximately $2.3 million of fees through December 31, 2022.
The NexPoint Homes portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement, dated June 8, 2022 (the “NexPoint Homes Management Agreement”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee and an asset management fee. The acquisition fee is paid at closing of homes and the construction fee and asset management fee are paid monthly in arrears. Approximately $15.7 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the year ended December 31, 2022, of which approximately $0.2 million was expensed and $15.5 million was capitalized to the property basis based on the nature of the fee.

14. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2022, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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

15. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the year ended December 31, 2022, the majority of the Company’s operations are included within the Company’s primary reportable segment, VineBrook, as the NexPoint Homes reportable segment was recently formed on June 8, 2022. For the year ended December 31, 2021, the Company had one reportable segment, VineBrook. All corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Year Ended December 31,
	2022			2021			2020
	Revenues	Expenses	Net loss	Revenues	Expenses	Net income	Revenues	Expenses	Net loss
VineBrook	$246,936	$275,333	$(31,223)	$156,941	$156,882	$61	$76,454	$77,470	$(1,665)
NexPoint Homes	22,395	41,033	(18,439)	—	—	—	—	—	—
Total Company	$269,331	$316,366	$(49,662)	$156,941	$156,882	$61	$76,454	$77,470	$(1,665)
The following presents select balance sheet data for the reportable segments (in thousands):

	As of December 31, 2022			As of December 31, 2021
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,985,314	$751,541	$3,736,855	$1,726,948	$—	$1,726,948
Accumulated depreciation and amortization	(155,957)	(15,691)	(171,648)	(76,789)	—	(76,789)
Net operating real estate investments	2,829,357	735,850	3,565,207	1,650,159	—	1,650,159
Real estate held for sale, net	3,360	—	3,360	81	—	81
Net real estate investments	2,832,717	735,850	3,568,567	1,650,240	—	1,650,240
Other assets	219,885	48,285	268,170	108,085	—	108,085
Total assets	$3,052,602	$784,135	$3,836,737	$1,758,325	$—	$1,758,325

Liabilities
Debt payable, net	$2,035,991	$565,238	$2,601,229	$768,545	$—	$768,545
Other liabilities	115,169	16,824	131,993	89,574	—	89,574
Total liabilities	$2,151,160	$582,062	$2,733,222	$858,119	$—	$858,119

16. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
First Quarter 2023 Dividends
On January 13, 2023, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of January 17, 2023. On February 15, 2023, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of February 15, 2023. On March 14, 2023, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of March 15, 2023. The approved dividends are payable on March 31, 2023.
NAV Determination
In accordance with the Valuation Methodology, on January 24th, 2023, the Company determined that its NAV per share calculated on a fully diluted basis was $63.04 as of December 31, 2022. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.
Tusk and Siete Portfolio Acquisitions
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million.
JPM Facility Amendment
On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. As of the date of the JPM Facility Amendment No. 2, the JPM Facility had $30.0 million in available capacity. In connection with the JPM Facility Amendment No. 2, the OP will collaterally assign its interest in the interest rate cap with Goldman to fix an upper limit on the interest rate used for the debt service coverage-based cap on availability under the JPM Facility.
Internalization Update
On March 9, 2023, the OP entered into the Letter Agreement with the Contributors and Dana Sprong pursuant to which the OP and the Contributors agreed to a form of Contribution Agreement to effectuate the acquisition of the Manager pursuant to the Call Right Notice to be entered into as promptly as practicable following the effectiveness of the Consent.
Pursuant to the Letter Agreement, the OP agreed to use reasonable best efforts to obtain the Consent as soon as possible, and the OP and the Contributors agreed to enter into the Contribution Agreement and effectuate the Closing, as promptly as practicable following the effectiveness of the Consent and in any event, no later than one business day thereafter. Following the Closing, the Manager will become a wholly owned subsidiary of the OP and the Portfolio will be internally managed.
Pursuant to the Letter Agreement, the OP and the Contributors also agreed that March 9, 2023 would be used for purposes of calculating the closing consideration payable to the Contributors.

Interest Rate Swap
On March 24, 2023, the Company entered into an interest rate swap agreement with Mizuho as the counterparty with a notional amount of $250.0 million. The interest rate swap agreement effectively replaces the floating interest rate, daily SOFR, with respect to the notional amount with a fixed rate of 3.5993%. The effective date of the interest rate swap agreement is April 3, 2023.

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)
Included below is a summary of real estate and accumulated depreciation for the VineBrook reportable segment as of December 31, 2022:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2022 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition
Operating homes
Cincinnati	3,357	$376,751	$84,532	$240,738	$51,188	$84,532	$291,926	$376,458	$(30,649)	$345,809	2018-2022
Dayton	2,922	250,947	54,901	164,602	31,425	54,901	196,027	250,928	(23,379)	227,549	2018-2022
Columbus	1,703	185,472	41,384	114,270	29,819	41,384	144,089	185,473	(16,289)	169,184	2018-2022
St. Louis	2,452	271,027	40,291	185,953	44,783	40,291	230,736	271,027	(12,405)	258,622	2019-2022
Indianapolis	1,488	185,619	25,040	134,000	26,580	25,040	160,580	185,620	(11,408)	174,212	2018-2022
Birmingham	1,118	169,418	30,186	127,992	11,608	30,186	139,600	169,786	(8,051)	161,735	2021-2022
Columbia	1,097	161,524	25,858	124,907	10,759	25,858	135,666	161,524	(7,332)	154,192	2021-2022
Kansas City	1,209	167,349	25,007	117,612	24,730	25,007	142,342	167,349	(7,236)	160,113	2019-2022
Jackson	1,307	161,686	33,479	101,039	27,168	33,479	128,207	161,686	(4,536)	157,150	2019-2022
Memphis	1,818	204,223	34,284	139,342	30,598	34,284	169,940	204,224	(7,522)	196,702	2019-2022
Augusta	846	107,967	19,813	76,030	12,124	19,813	88,154	107,967	(3,985)	103,982	2021-2022
Milwaukee	1,032	125,320	15,878	84,205	25,236	15,878	109,441	125,319	(4,186)	121,133	2019-2022
Atlanta	805	137,593	26,422	107,550	3,622	26,422	111,172	137,594	(3,755)	133,839	2022
Pittsburgh	522	54,841	10,804	30,707	13,135	10,804	43,842	54,646	(1,969)	52,677	2019-2022
Pensacola	300	48,522	5,668	42,645	209	5,668	42,854	48,522	(1,509)	47,013	2022
Greenville	400	64,710	8,242	49,536	6,932	8,242	56,468	64,710	(2,607)	62,103	2021-2022
Little Rock	392	39,162	6,720	22,835	9,405	6,720	32,240	38,960	(1,017)	37,943	2019-2022
Huntsville	307	50,850	7,282	38,200	5,367	7,282	43,567	50,849	(1,637)	49,212	2021-2022
Raeford	250	32,230	3,335	28,665	229	3,335	28,894	32,229	(1,044)	31,185	2022
Portales	350	47,762	4,812	42,539	411	4,812	42,950	47,762	(1,108)	46,654	2022
Omaha	322	43,693	3,972	32,169	7,552	3,972	39,721	43,693	(1,551)	42,142	2019-2022
Triad	263	43,662	7,682	30,737	4,553	7,682	35,290	42,972	(1,468)	41,504	2021-2022
Montgomery	349	50,866	8,226	34,676	7,964	8,226	42,640	50,866	(1,275)	49,591	2021-2022
Charleston	23	6,899	1,168	3,959	23	1,168	3,982	5,150	(39)	5,111	2022
Total VineBrook operating homes	24,632	2,988,093	524,986	2,074,908	385,420	524,986	2,460,328	2,985,314	(155,957)	2,829,357
VineBrook homes held for sale	25	—	679	2,681	—	679	2,681	3,360	—	3,360	2018-2022
Total VineBrook homes	24,657	$2,988,093	$525,665	$2,077,589	$385,420	$525,665	$2,463,009	$2,988,674	$(155,957)	$2,832,717

(1)	The unaudited aggregate cost of real estate for the VineBrook reportable segment in the table above for federal income tax purposes was approximately $3.0 billion as of December 31, 2022.
(2)	Balances include intangible lease assets.

S- 1

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)
Included below is a summary of real estate and accumulated depreciation for the NexPoint Homes reportable segment as of December 31, 2022 and a reconciliation to consolidated real estate and accumulated depreciation as of December 31, 2022:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2022 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition
Operating homes
Atlanta	211	$74,780	$10,202	$58,691	$5,887	$10,202	$64,578	$74,780	$(1,727)	$73,053	2022
Birmingham	133	39,776	5,615	31,763	2,397	5,615	34,160	39,775	(865)	38,910	2022
Charlotte	68	21,294	3,436	19,128	1,037	3,436	20,165	23,601	(393)	23,208	2022
Dallas/Ft Worth	51	18,897	3,115	15,253	529	3,115	15,782	18,897	(272)	18,625	2022
Fayetteville	440	126,829	17,767	101,571	7,491	17,767	109,062	126,829	(3,019)	123,810	2022
Huntsville	71	24,716	3,813	19,488	1,414	3,813	20,902	24,715	(434)	24,281	2022
Kansas City	146	41,391	6,419	33,378	1,594	6,419	34,972	41,391	(617)	40,774	2022
Little Rock	211	56,081	8,313	44,964	2,804	8,313	47,768	56,081	(1,270)	54,811	2022
Memphis	158	45,538	7,090	36,785	1,663	7,090	38,448	45,538	(912)	44,626	2022
Oklahoma City	516	146,932	19,584	118,842	9,212	19,584	128,054	147,638	(3,268)	144,370	2022
San Antonio	199	52,642	7,920	42,563	2,159	7,920	44,722	52,642	(816)	51,826	2022
Triad	50	14,507	1,785	10,953	1,770	1,785	12,723	14,508	(399)	14,109	2022
Tulsa	174	46,891	7,031	37,585	2,275	7,031	39,860	46,891	(892)	45,999	2022
Other (3)	126	36,864	5,202	30,434	2,619	5,202	33,053	38,255	(807)	37,448	2022
Total NexPoint Homes operating homes	2,554	747,138	107,292	601,398	42,851	107,292	644,249	751,541	(15,691)	735,850
NexPoint Homes homes held for sale	—	—	—	—	—	—	—	—	—	—
Total NexPoint Homes homes	2,554	747,138	107,292	601,398	42,851	107,292	644,249	751,541	(15,691)	735,850
Total VineBrook homes	24,657	2,988,093	525,665	2,077,589	385,420	525,665	2,463,009	2,988,674	(155,957)	2,832,717
Total consolidated homes	27,211	$3,735,231	$632,957	$2,678,987	$428,271	$632,957	$3,107,258	$3,740,215	$(171,648)	$3,568,567

(1)
The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was approximately $3.7 billion as of December 31, 2022. The unaudited aggregate cost of real estate for the NexPoint Homes reportable segment in the table above for federal income tax purposes was approximately $751.5 million as of December 31, 2022.

(2)	Balances include intangible lease assets.
(3)	Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
S- 2

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

A summary of consolidated activity for real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Gross operating real estate:
Balance, beginning of year	$1,726,948	$754,467	$521,084
Acquisitions and building improvements	2,014,721	978,661	234,825
Write-offs	(4,814)	(6,180)	(1,442)
Balance, end of year	$3,736,855	$1,726,948	$754,467

Accumulated depreciation and amortization:
Balance, beginning of year	$76,789	$34,396	$15,391
Depreciation expense (1)	90,597	42,312	19,304
Amortization expense	9,391	6,261	1,143
Write-offs	(4,814)	(6,180)	(1,442)
Reclassifications to held for sale	(315)	—	—
Balance, end of year	$171,648	$76,789	$34,396

(1)	Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 27.5 years.
S- 3