Form 10-Q
period 2023-03-31
VINEBROOK HOMES TRUST, INC.
filed 2023-05-12
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, the registrant had 28,624,686 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended March 31, 2023
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
ii

•risks related to governmental laws, executive orders, regulations and rules applicable to our properties or that may be passed in the future which may impact operations, costs, revenue, or growth;
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
•risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and
•any of the other risks included under Item 1A, “Risk Factors,” in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2023 (our “Annual Report”).
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
iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Operating real estate investments
Land	$617,392	$632,278
Buildings and improvements	3,092,374	3,098,258
Intangible lease assets	368	6,319
Total gross operating real estate investments	3,710,134	3,736,855
Accumulated depreciation and amortization	(196,088)	(171,648)
Total net operating real estate investments	3,514,046	3,565,207
Real estate held for sale, net	52,007	3,360
Total net real estate investments	3,566,053	3,568,567
Investments, at fair value	2,500	2,500
Cash	48,506	76,751
Restricted cash	33,622	37,998
Accounts and other receivables	12,778	13,292
Prepaid and other assets	25,134	65,466
Interest rate derivatives, at fair value	57,453	70,813
TOTAL ASSETS	$3,746,046	$3,835,387

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$954,981	$947,499
Credit facilities, net	1,590,814	1,580,108
Bridge facility, net	74,013	73,622
Accounts payable and other accrued liabilities	47,694	46,055
Due to Manager (see Note 13)	2,947	3,110
Accrued real estate taxes payable	29,222	34,992
Accrued interest payable	17,332	14,945
Security deposit liability	26,492	25,605
Prepaid rents	6,234	5,936
Total Liabilities	2,749,729	2,731,872

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	121,748	121,662
Redeemable noncontrolling interests in the OP	236,384	240,647
Redeemable noncontrolling interests in consolidated VIEs	109,158	112,972
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 24,769,760 and 24,615,364 shares issued and outstanding, respectively	249	248
Additional paid-in capital	734,748	737,129
Distributions in excess of retained earnings	(250,592)	(160,048)
Accumulated other comprehensive income	35,937	43,999
Total Stockholders' Equity	520,342	621,328
Noncontrolling interests in consolidated VIEs	8,685	6,906
TOTAL LIABILITIES AND EQUITY	$3,746,046	$3,835,387
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$84,497	$50,980
Other income	1,608	1,337
Total revenues	86,105	52,317
Expenses
Property operating expenses	17,982	8,687
Real estate taxes and insurance	15,175	9,542
Property management fees	6,295	3,111
Advisory fees	4,846	3,086
Corporate general and administrative expenses	2,896	2,162
Property general and administrative expenses	5,630	2,873
Depreciation and amortization	32,840	15,956
Interest expense	35,323	9,620
Total expenses	120,987	55,037
Loss on extinguishment of debt	(23)	—
(Loss)/gain on sales and impairment of real estate, net	(15,853)	7
Investment income	75	—
Loss on forfeited deposits	(41,714)	—
Net loss	(92,397)	(2,713)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,209
Net loss attributable to redeemable noncontrolling interests in the OP	(13,860)	(423)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,213)	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(312)	—
Net loss attributable to common stockholders	$(77,219)	$(4,499)
Other comprehensive (loss)/income
Unrealized (loss)/gain on interest rate hedges	(9,485)	16,854
Total comprehensive (loss)/income	(101,882)	14,141
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,209
Comprehensive (loss)/income attributable to redeemable noncontrolling interests in the OP	(15,283)	2,201
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,213)	—
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(312)	—
Comprehensive (loss)/income attributable to common stockholders	$(85,281)	$9,731

Weighted average common shares outstanding - basic	24,607	23,249
Weighted average common shares outstanding - diluted	24,607	23,249

Loss per share - basic	$(3.14)	$(0.19)
Loss per share - diluted	$(3.14)	$(0.19)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Class A Common Stock
Three Months Ended March 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to common stockholders			—	(77,219)	—	(77,219)
Issuance of Class A common stock	110,107	1	6,726	—	—	6,727
Redemptions of Class A common stock	—	—	—	—	—	—
Equity-based compensation	44,289	—	857	—	—	857
Common stock dividends declared ($0.5301 per share)			—	(13,325)	—	(13,325)
Other comprehensive loss attributable to common stockholders			—	—	(8,062)	(8,062)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(9,964)	—	—	(9,964)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			—	—	—	—
Balances, March 31, 2023	24,769,760	$249	$734,748	$(250,592)	$35,937	$520,342

	Class A Common Stock
Three Months Ended March 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders			—	(4,499)	—	(4,499)
Issuance of Class A common stock	2,907,334	29	152,091	—	—	152,120
Redemptions of Class A common stock	(55,405)	(1)	(3,001)	—	—	(3,002)
Offering costs			(343)	—	—	(343)
Equity-based compensation	30,264	—	759	—	—	759
Common stock dividends declared ($0.5301 per share)			—	(12,565)	—	(12,565)
Other comprehensive income attributable to common stockholders			—	—	14,230	14,230
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(20,649)	—	—	(20,649)
Balances, March 31, 2022	24,696,441	$247	$780,388	$(85,075)	$13,439	$708,999
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(92,397)	$(2,713)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss/(gain) on sales and impairment of real estate, net	15,853	(7)
Depreciation and amortization	32,840	15,956
Non-cash interest amortization	2,500	1,526
Change in fair value of interest rate derivatives included in interest expense	3,845	735
Net cash received/(paid) on derivative settlements	7,441	(1,063)
Loss on extinguishment of debt	23	—
Equity-based compensation	1,769	1,455
Loss on forfeited deposits	41,714	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(2,571)	1,657
Operating liabilities	8,125	5,378
Net cash provided by operating activities	19,142	22,924

Cash flows from investing activities
Investment in unconsolidated entity	—	(100,819)
Net proceeds from sales of real estate	14,094	642
Prepaid acquisition deposits	(175)	(434)
Insurance proceeds received	264	43
Acquisitions of real estate investments	(2,976)	(511,369)
Additions to real estate investments	(55,445)	(34,726)
Net cash used in investing activities	(44,238)	(646,663)

Cash flows from financing activities
Notes payable proceeds received	8,825	—
Notes payable payments	(1,565)	(237)
Credit facilities proceeds received	10,500	355,000
Bridge facilities proceeds received	—	150,000
Bridge facilities principal payments	—	(17,352)
Financing costs paid	(1,681)	(1,124)
Proceeds from issuance of Class A common stock	—	119,639
Redemptions of Class A common stock paid	(17,094)	3,276
Offering costs paid	—	(600)
Dividends paid to common stockholders	(6,345)	(5,851)
Payments for taxes related to net share settlement of stock-based compensation	—	(555)
Preferred stock offering costs paid	(90)	—
Preferred stock dividends paid	(2,031)	(2,031)
Contributions from redeemable noncontrolling interests in the OP	520	4,873
Distributions to redeemable noncontrolling interests in the OP	(54)	(1,477)
Contributions from redeemable noncontrolling interests in consolidated VIEs	—	—
Distributions to redeemable noncontrolling interests in consolidated VIEs	(601)	—
Contributions from noncontrolling interests in consolidated VIEs	3,592	—
Distributions to noncontrolling interests in consolidated VIEs	(1,501)	—
Net cash (used in)/provided by financing activities	(7,525)	603,561

Change in cash and restricted cash	(32,621)	(20,178)
Cash and restricted cash, beginning of period	114,749	74,997
Cash and restricted cash, end of period	$82,128	$54,819

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$32,167	$2,471
Cash paid for income and franchise taxes	2	120

Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	—	2,420
Accrued dividends payable to common stockholders	251	219
Accrued distributions payable to redeemable noncontrolling interests in the OP	322	313
Accrued dividends payable to preferred stockholders	2,031	2,031
Accrued redemptions payable to common stockholders	—	6,278
Accrued capital expenditures	2,116	885
Accretion to redemption value of Redeemable Series A preferred stock	176	178
Fair market value adjustment on assumed debt	—	89
Assumed debt on acquisitions	—	13,582
Offering costs accrued	—	84
Issuance of Class A common stock related to DRIP dividends	11,774	6,495
DRIP dividends to common stockholders	(11,774)	(6,495)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	1,973	467
DRIP distributions to redeemable noncontrolling interests in the OP	(1,973)	(467)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	669	—
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(669)	—
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	56	—
DRIP distributions to noncontrolling interests in consolidated VIEs	(56)	—
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of March 31, 2023, there were a combined 23,615,071 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 19,760,146 Class A OP Units, or 83.7%, were owned by the Company, 2,714,660 Class B OP Units, or 11.5%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 90,588 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 142,957 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 906,720 Class C OP Units, or 3.8%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.
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
Between November 1, 2018 and March 31, 2023, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 20,750 additional homes and sold 352 homes within the VineBrook reportable segment (see Note 15), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,570 additional homes and sold two homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs and its consolidation of NexPoint Homes, indirectly owned an interest in 27,095 homes (the “Portfolio”) in 20 states as of March 31, 2023. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2023, the Company has determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP must generally receive approval of the Board to take any actions. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 86% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of March 31, 2023. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).
Reclassifications
During the period ended March 31, 2023, the Company reclassified $1.4 million from due from Manager and $4.5 million from accounts payable and other accrued liabilities to due to Manager on the December 31, 2022 consolidated balance sheet to conform to our current presentation.

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
As of March 31, 2023, the gross balance and accumulated amortization related to the intangible lease assets was $0.4 million and $0.3 million, respectively. As of December 31, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $6.3 million and $5.1 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $1.2 million and $1.0 million, respectively, of amortization expense related to the intangible lease assets.
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three months ended March 31, 2023, the Company recorded approximately $13.1 million of impairment charges on real estate assets, which are included in (loss)/gain on sales and impairment of real estate, net on the consolidated statement of operations and comprehensive income (loss). No significant impairments on real estate assets were recorded during the three months ended March 31, 2022.

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
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022	December 31, 2022
Cash	$48,506	$36,640	$76,751
Restricted cash	33,622	18,179	37,998
Total cash and restricted cash	$82,128	$54,819	$114,749
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. The Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. The Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income and other income. For the three months ended March 31, 2023 and 2022, rental income includes $2.8 million and $2.2 million of variable lease payments, respectively.
Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale, which is presented in (loss)/gain on sales of real estate on the consolidated statements of operations and comprehensive income (loss), when the derecognition criteria under ASC 610-20 have been met.
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

	For the Three Months Ended March 31,
	2023	2022
Numerator for loss per share:
Net loss	$(92,397)	$(2,713)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,209
Net loss attributable to redeemable noncontrolling interests in the OP	(13,860)	(423)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,213)	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(312)	—
Net loss attributable to common stockholders	$(77,219)	$(4,499)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	24,607	23,249
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—
Weighted average common shares outstanding - diluted	24,607	23,249

Earnings (loss) per weighted average common share:
Basic	$(3.14)	$(0.19)
Diluted	$(3.14)	$(0.19)

(1)
For the three months ended March 31, 2023 and 2022, excludes approximately 4,471,500 shares and 4,243,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook reportable segment, the Company had a geographic market concentration in one market (Cincinnati) that represents more than 10% of the total gross book value of SFR homes as of March 31, 2023.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2023, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") -indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASU 2020-04 related to replacing the source of hedged transactions and continues evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the three months ended March 31, 2023.

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
As of March 31, 2023, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 24,527 properties in the VineBrook reportable segment and 2,568 properties in the NexPoint Homes reportable segment, through 13 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of March 31, 2023, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 7) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	65	$6,021	100%	Yes	$5,005
NREA VB II, LLC	167	16,671	100%	Yes	10,681
NREA VB III, LLC	1,322	122,346	100%	Yes	70,526
NREA VB IV, LLC	385	37,787	100%	Yes	24,060
NREA VB V, LLC	1,828	127,781	100%	Yes	107,426
NREA VB VI, LLC	294	28,343	100%	Yes	18,503
NREA VB VII, LLC	36	3,139	100%	Yes	2,963
True FM2017-1, LLC	209	19,724	100%	Yes	10,095
VB One, LLC	13,812	1,825,589	100%	No	1,270,000
VB Two, LLC	1,844	175,007	100%	No	124,046
VB Three, LLC	3,870	552,884	100%	No	330,500
VB Five, LLC	170	19,194	100%	Yes	8,746
VB Eight, LLC	525	74,446	100%	No	75,000
NexPoint Homes	2,568	753,209	86%	No	476,080
	27,095	$3,762,141			$2,533,631	(2)
(1)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC and VB Eight, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of March 31, 2023, NexPoint Homes had approximately $100.1 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes (as defined in Note 13) as of March 31, 2023.

4. Real Estate Assets
As of March 31, 2023, the Company, through the OP and its SPE subsidiaries, owned 27,095 homes, including 24,527 homes in the VineBrook reportable segment and 2,568 homes in the NexPoint Homes reportable segment. As of December 31, 2022, the Company, through the OP and its SPE subsidiaries, owned 27,211 homes, including 24,657 homes in the VineBrook reportable segment and 2,554 homes in the NexPoint Homes reportable segment. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2022	$632,278	$3,098,258		$6,319	$3,360	$3,740,215	$(171,648)
Additions	412	59,638	(2)	12	—	60,062	(32,840)
Transfers to held for sale	(15,298)	(65,389)		(39)	78,278	(2,448)	2,448
Write-offs	—	—		(5,924)	—	(5,924)	5,924
Dispositions	—	—		—	(16,697)	(16,697)	28
Impairment	—	(133)		—	(12,934)	(13,067)	—
Real Estate Balances, March 31, 2023	$617,392	$3,092,374		$368	$52,007	$3,762,141	$(196,088)
(1)Includes capitalized interest, real estate taxes, insurance, improvements, and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $3.8 million and other capitalizable costs outlined in (1) above of approximately $4.2 million.
During the three months ended March 31, 2023 and 2022, the Company recognized depreciation expense of approximately $31.7 million and $15.0 million, respectively.
Acquisitions and dispositions
During the three months ended March 31, 2023, the Company, through the OP, acquired two homes within the VineBrook reportable segment. During the three months ended March 31, 2023, the Company, through its consolidated investment in NexPoint Homes, acquired 16 homes. See Note 5 for additional information about NexPoint Homes.
During the three months ended March 31, 2023, the Company, through the OP, disposed of 132 homes within the VineBrook reportable segment. During the three months ended March 31, 2023, the Company, through its consolidated investment in NexPoint Homes, disposed of two homes. The Company strategically identified these homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operations and overall performance.
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The total initial deposit forfeitures of $41.0 million from the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2023.

Held for sale properties
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three months ended March 31, 2023, the Company recorded approximately $13.1 million of impairment charges on real estate assets held for sale, which includes approximately $2.5 million of casualty related impairment, which are included in (loss)/gain on sales and impairment of real estate, net on the consolidated statement of operations and comprehensive income (loss). As of March 31, 2023, there are 576 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $52.0 million.

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
On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Notes and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations. Subsequent to June 8, 2022, NexPoint Homes repaid $28.0 million of the NexPoint Homes Convertible Notes and the balance of the NexPoint Homes Convertible Notes was $22.0 million as of March 31, 2023. The NexPoint Homes Convertible Notes held by the Company are eliminated in consolidation.
On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of March 31, 2023, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $239.0 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.
See Note 7 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.
Consolidation of NexPoint Homes
Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and has the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns approximately 86% of the outstanding equity of NexPoint Homes as of March 31, 2023 and the parties that beneficially own approximately 99% of the SFR OP are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.

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
Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At March 31, 2023, the Company had no material unrealized or realized gains or losses related to the investment.

7. Debt
As of March 31, 2023, the VineBrook Homes reportable segment had approximately $2.1 billion of debt outstanding, and the NexPoint Homes reportable segment had $576.2 million of debt outstanding. See the summary table below for further information on the Company's outstanding debt. Additionally, we have included a summary of any significant changes in debt agreements during the three months ended March 31, 2023 below.
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate swap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. As of March 31, 2023, the JPM Facility had $19.5 million in available capacity.
As of March 31, 2023, the Company is in compliance with all debt covenants in all of its debt agreements, with the exception that the NexPoint Homes MetLife Note 2 was not in compliance with the debt service coverage ratio requirement. The Company received a waiver from the lender through May 31, 2023 to either (i) make a principal paydown to bring the debt into compliance or (ii) contribute additional properties as collateral to achieve the required debt service ratio and provide an annual budget to the lender for approval. The Company intends to contribute additional properties as collateral but also has the ability to make the required principal paydown.
The weighted average interest rate of the Company’s debt was 6.4348% as of March 31, 2023 and 6.0684% as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 5.0363% and 4.9101%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of March 31, 2023, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.9508% on its combined $1.3 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for one-month LIBOR, daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.3 billion of the Company’s floating rate indebtedness (see Note 8).
For further descriptions of the debt arrangements not included in this Form 10-Q, please see Note 7 to the consolidated financial statements in our Annual Report.

The following table contains summary information of the Company’s debt as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		Outstanding Principal as of
	Type	March 31, 2023	December 31, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$239,164	$240,408	6.41%	12/1/2025
Warehouse Facility	Floating	1,270,000	1,270,000	6.86%	11/3/2024	(2)
JPM Facility	Floating	330,500	320,000	7.72%	1/31/2025	(3)
Bridge Facility III	Floating	75,000	75,000	7.80%	9/30/2023
MetLife Note	Fixed	124,046	124,279	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,095	10,143	5.35%	2/1/2028
Crestcore II Note	Fixed	4,630	4,651	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,116	4,135	5.12%	7/9/2029
Total VineBrook reportable segment debt		$2,057,551	$2,048,616
NexPoint Homes MetLife Note 1	Fixed	238,990	233,545	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	171,209	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	62,500	62,500	7.50%	8/12/2025
SFR OP Convertible Notes (4)	Fixed	100,100	100,100	7.50%	6/30/2027
Total debt		$2,633,731	$2,615,970
Debt premium, net (5)		360	378
Deferred financing costs, net of accumulated amortization of $15,512 and $12,995, respectively		(14,283)	(15,119)
		$2,619,808	$2,601,229
(1)Represents the interest rate as of March 31, 2023. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of March 31, 2023 was 4.8577%, daily SOFR as of March 31, 2023 was 4.8700% and one-month term SOFR as of March 31, 2023 was 4.8025%.
(2)This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.
(3)This is the stated maturity for the JPM Facility, but it is subject to a 12-month extension option.
(4)The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.
(5)The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2023 are as follows (in thousands):

	Total
2023	$77,177
2024	3,021
2025	1,567,469	(1)
2026	454,951	(2)
2027	514,108
Thereafter	17,005
Total	$2,633,731
(1)Assumes the Company exercises the 12-month extension option on the Warehouse Facility, subject to approval from the lender.
(2)Assumes the Company exercises the 12-month extension option on the JPM Facility, subject to approval from the lender.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended March 31, 2023 and 2022, amortization of deferred financing costs of approximately $2.5 million and $1.5 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended March 31, 2023 and 2022, the Company incurred less than $0.1 million and $0.0 million of debt extinguishment costs which are included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).

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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.
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
As of March 31, 2023, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	One-Month LIBOR	20,000	0.9140%
				$320,000	1.4309%	(2)

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
3/31/2022	11/1/2025	KeyBank	Daily SOFR	$100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6860%
				$650,000	2.4148%	(2)

(1)	As of March 31, 2023, one-month LIBOR was 4.8577% and daily SOFR was 4.8700%.

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
As of March 31, 2023, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of March 31, 2023	Strike Rate
Interest Rate Cap	$300,000	Warehouse Facility	One-Month Term SOFR	4.8025%	1.50%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$39,758	$49,244	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	17,695	21,569	—	—
Total		$57,453	$70,813	$—	$—
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

		For the Three Months Ended
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	March 31, 2023	March 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized (loss)/gain on interest rate hedges	$(9,485)	$16,854

Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	(3,845)	—
Total		$(13,330)	$16,854

Financial assets and liabilities for which the carrying values approximate their fair values include cash, restricted cash, accounts receivable, accounts payable, and security deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. For the Company's outstanding debt, in calculating the fair value of its indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of debt with similar terms and remaining maturities. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$2,633,731	$2,557,392	$2,615,970	$2,515,475

The following table sets forth a summary of the Company's held for sale assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2023
Real estate held for sale - impaired at March 31, 2023	$36,057	$—	$—	$36,057
Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value, which includes estimated selling price less estimated costs to sell.

9. Stockholders’ Equity
The Company issues shares under the Company’s distribution reinvestment program (the “DRIP”) and issued Shares under the Private Offering during the three months ended March 31, 2022. Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended March 31, 2023 and 2022, the Company issued approximately 154,396 Shares and 2,907,334 Shares, respectively, for equity contributions of approximately $6.7 million and $149.4 million, respectively, under the DRIP and the Private Offering.
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
As of March 31, 2023, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2022	488,326		$19,943
Granted	—		—
Vested	(52,921)	(2)	(2,468)
Forfeited	—		—
Outstanding March 31, 2023	435,405		$17,475

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 44,289 Shares being issued as shown on the consolidated statements of stockholders’ equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
May 11, 2023	21,217
December 10, 2023	18,426
February 15, 2024	22,591
February 17, 2024	22,019
May 11, 2024	21,217
February 14, 2025	22,591
February 17, 2025	22,019
February 17, 2026	22,019
Upon successful completion of IPO	263,306
435,405
For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0.9 million and $0.8 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

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
The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2022	$240,647
Net loss attributable to redeemable noncontrolling interests in the OP	(13,860)
Contributions by redeemable noncontrolling interests in the OP	2,493
Distributions to redeemable noncontrolling interests in the OP	(2,349)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	912
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(1,423)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	9,964
Redeemable noncontrolling interests in the OP, March 31, 2023	$236,384
As of March 31, 2023, the Company held 19,760,146 Class A OP Units, NREO held 2,714,660 Class B OP Units, NRESF held 90,588 Class C OP Units, GAF REIT held 142,957 Class C OP Units and the VineBrook Contributors and other Company insiders held 906,720 Class C OP Units.
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

PI Unit Grants Under the 2018 LTIP
In connection with the 2018 LTIP, PI Units have been issued to key personnel, senior management and executives of the Manager. On April 19, 2019, a total of 40,000 PI Units were granted; on November 21, 2019, a total of 80,399 PI Units were granted; on May 11, 2020, a total of 219,826 PI Units were granted; on November 30, 2020, a total of 11,764 PI Units were granted; on May 31, 2021, a total of 246,169 PI Units were granted; on August 10, 2022, a total of 27,849 PI Units were granted; and on February 22, 2023, a total of 79,304 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted in 2019 generally fully vest over a period of two to four years. The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an initial public offering and the PI Units granted on November 30, 2020 vest 100% ratably over four years or alternatively 100% on the successful completion of an initial public offering. The PI Units granted on August 10, 2022 and February 22, 2023 generally vest ratably over five years. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Shares. Any unvested PI Unit granted to an employee of the Manager is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Manager. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
As of March 31, 2023, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2022	430,102	$16,286
Granted	79,304	4,999
Vested	(29,831)	(1,135)
Forfeited	—	—
Outstanding March 31, 2023	479,575	$20,150

(1)
Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $27.88 for the April 19, 2019 grant, $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant, $38.29 for the May 31, 2021 grant, $61.74 for the August 10, 2022 grant, and $63.04 for the February 22, 2023 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
May 11, 2023	27,478
August 10, 2023	5,570
November 1, 2023	7,200
November 21, 2023	18,425
November 30, 2023	1,470
February 22, 2024	15,861
March 30, 2024	29,831
April 25, 2024	5,171
May 11, 2024	27,478
May 27, 2024	398
November 30, 2024	1,470
February 22, 2025	15,861
March 30, 2025	29,831
April 25, 2025	5,171
May 27, 2025	398
February 22, 2026	15,861
April 25, 2026	5,171
May 27, 2026	398
February 22, 2027	15,861
April 25, 2027	5,171
May 27, 2027	398
February 22, 2028	15,860
Upon successful completion of IPO*	229,242
479,575
*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2023 and November 30, 2024.
For the three months ended March 31, 2023 and 2022, the OP recognized approximately $0.9 million and $0.7 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).
The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2023	24,769,760	3,854,925	28,624,685
Redeemable Noncontrolling Interests in Consolidated VIEs
Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”). As of March 31, 2023, approximately 4,546,489 SFR OP Units were held by affiliates of the Company.

The following table presents the redeemable noncontrolling interests in consolidated VIEs (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2022	$112,972
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,213)
Contributions by redeemable noncontrolling interests in consolidated VIEs	669
Distributions to redeemable noncontrolling interests in consolidated VIEs	(1,270)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	—
Redeemable noncontrolling interests in consolidated VIEs, March 31, 2023	$109,158
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
The following table presents the noncontrolling interests in consolidated VIEs (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2022	$6,906
Net loss attributable to noncontrolling interests in consolidated VIEs	(312)
Contributions by noncontrolling interests in consolidated VIEs	3,592
Distributions to noncontrolling interests in consolidated VIEs	(1,501)
Noncontrolling interests in consolidated VIEs, March 31, 2023	$8,685
11. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 Preferred Shares as of March 31, 2023. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions.
The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2022	5,000,000	$121,662
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	(90)
Net income attributable to Redeemable Series A preferred stockholders	—	2,031
Dividends declared to Redeemable Series A preferred stockholders	—	(2,031)
Accretion to redemption value	—	176
Redeemable Series A preferred stock, March 31, 2023	5,000,000	$121,748

12. Income Taxes
The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT upon filing their tax return for the year ended December 31, 2022. NexPoint Homes intends to be taxed as a REIT under Sections 856 through 860 of the Code, which will occur upon filing the NexPoint Homes tax return for the year ended December 31, 2022. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2023 or 2022.
If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2023, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.
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
The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of March 31, 2023. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions in corporate general and administrative expenses on its consolidated statements of operations and comprehensive income (loss).
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
For the three months ended March 31, 2023 and 2022, the Company incurred advisory fees of approximately $4.8 million and $3.1 million, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

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
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager can earn in any fiscal year are capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees may not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap are payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap are rebated back to the OP. No Manager Cash Cap rebate was recorded for the three months ended March 31, 2023 and 2022.
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

As of March 31, 2023, approximately $3.0 million is due to the Manager, net of receivables due from the Manager, which is included in due to Manager on the consolidated balance sheet as of March 31, 2023. As of December 31, 2022, approximately $3.1 million is due to the Manager, net of receivables due from the Manager, which is included in due to Manager on the consolidated balance sheet as of December 31, 2022. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the three months ended March 31, 2023 and 2022 (dollars in thousands):

		For the Three Months Ended March 31,
	Location on Financial Statements	2023	2022
Fees Incurred
Property management fees	Statement of Operations	$5,407	$3,111
Acquisition fees	Balance Sheet	4	5,040
Construction supervision fees	Balance Sheet	5,256	3,174

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	10,458	5,895
Other reimbursements	Balance Sheet and Statement of Operations	513	310
Totals		$21,638	$17,530
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
On June 28, 2022, the OP notified the Manager that it elected to exercise its Purchase Provision of the Manager. As of March 31, 2023, the Internalization of the Manager has not closed. The Company expects to close the Internalization of the Manager as promptly as possible following the effectiveness of a consent and sixth amendment to the credit agreement by and among the OP, certain subsidiaries of the OP as subsidiary borrowers, KeyBank National Association, a national banking association (in its individual capacity and as administrative agent), and the other lenders party thereto (the “Consent”), following which the services previously provided by the Manager will be internally managed, although there can be no assurance that the transaction will close on this timeline or at all. Under the Purchase Provision, the Internalization Fee is fixed based on the NAV per share in effect on May 31, 2022.
On March 9, 2023, the OP entered into a letter agreement (the “Letter Agreement”) with VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc. and certain individuals set forth therein (collectively, the “Contributors”) and Dana Sprong, solely in his capacity as the representative of the Contributors pursuant to which the OP and the Contributors agreed to a form of contribution agreement (the “Contribution Agreement”) to effectuate the acquisition of the Manager pursuant to the Purchase Provision to be entered into as promptly as practicable following the effectiveness of the Consent.

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
Pursuant to the Letter Agreement, the OP and the Contributors also agreed that March 9, 2023 would be used for purposes of calculating the closing consideration after estimated net working capital adjustments payable to the Contributors.
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
Advance Acquisition and Construction Fee Advances Paid to the Manager
Pursuant to the Side Letter, the Manager may request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance is repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in either the line item due from Manager on the consolidated balance sheets, or net of the line item due to Manager when applicable. As of March 31, 2023 and December 31, 2022, the Company recorded no receivable for Fee Advances.
Backstop Loans to the Manager
Pursuant to the Side Letter, in the event the Manager does not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager may from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans are interest free, may be prepaid at any time and may not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan is payable upon termination of the applicable Management Agreement. Backstop Loans are included as a reduction in payables in the line item due to Manager on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the balance of the Backstop Loan due from the Manager was approximately $0.7 million and approximately $0.7 million, respectively.
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

NexBank
The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. As of March 31, 2023, in the VineBrook reportable segment, the Company and OP had approximately $0.1 million and $0.1 million, respectively, in cash at NexBank. As of March 31, 2023, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately $3.1 million and $2.5 million, respectively, in cash at NexBank.
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of March 31, 2023, these affiliates had contributed approximately $113.7 million of equity to NexPoint Homes. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of March 31, 2023, the total principal outstanding on the SFR OP Convertible Notes was approximately $100.1 million (excluding amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the three months ended March 31, 2023, the SFR OP recorded approximately $1.9 million of interest expense related to the SFR OP Convertible Notes. As of March 31, 2023, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
The Company consolidates an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet, in addition to approximately $1.2 million of amounts due from HomeSource for interest on the HomeSource Note and routine funding.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt of equity capital for NexPoint Homes. No fees were collected by the NexPoint Homes Adviser in connection with the NexPoint Homes Advisory Agreement during the three months ended March 31, 2023 as the NexPoint Homes Adviser waived approximately $0.9 million of fees during the three months ended March 31, 2023.
The NexPoint Homes portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement, dated June 8, 2022 (the “NexPoint Homes Management Agreement”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee and an asset management fee. The acquisition fee is paid at closing of homes and the construction fee and asset management fee are paid monthly in arrears. Approximately $0.4 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the three months ended March 31, 2023, of which approximately $0.1 million was expensed and $0.3 million was capitalized to the property basis based on the nature of the fee.

14. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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

15. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the three months ended March 31, 2023, the majority of the Company’s operations are included within the Company’s primary reportable segment, VineBrook, as the NexPoint Homes reportable segment was recently formed on June 8, 2022. For the three months ended March 31, 2022, the Company had one reportable segment, VineBrook. All corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended March 31,
	2023			2022
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$73,982	$101,723	$(85,331)	$52,317	$55,037	$(2,713)
NexPoint Homes	12,123	19,264	(7,066)	—	—	—
Total Company	$86,105	$120,987	$(92,397)	$52,317	$55,037	$(2,713)
The following presents select balance sheet data for the reportable segments (in thousands):

	As of March 31, 2023			As of December 31, 2022
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,956,925	$753,209	$3,710,134	$2,985,314	$751,541	$3,736,855
Accumulated depreciation and amortization	(176,900)	(19,188)	(196,088)	(155,957)	(15,691)	(171,648)
Net operating real estate investments	2,780,025	734,021	3,514,046	2,829,357	735,850	3,565,207
Real estate held for sale, net	52,007	—	52,007	3,360	—	3,360
Net real estate investments	2,832,032	734,021	3,566,053	2,832,717	735,850	3,568,567
Other assets	122,620	57,373	179,993	218,535	48,285	266,820
Total assets	$2,954,652	$791,394	$3,746,046	$3,051,252	$784,135	$3,835,387

Liabilities
Debt payable, net	$2,045,648	$574,160	$2,619,808	$2,035,991	$565,238	$2,601,229
Other liabilities	101,064	28,857	129,921	113,819	16,824	130,643
Total liabilities	$2,146,712	$603,017	$2,749,729	$2,149,810	$582,062	$2,731,872

16. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Dispositions
Subsequent to March 31, 2023, the Company disposed of 164 homes in the VineBrook reportable segment for net proceeds of approximately $16.0 million.
RSU Grants under the 2018 LTIP
On April 11, 2023 the Board approved grants of 186,770 RSUs to our non-employee directors and certain employees of the Adviser and its affiliates. The RSUs vest after one year for our non-employee directors and for the employees of the Adviser and its affiliates they vest 50% ratably over four years and 50% at the successful completion of an initial public offering.
Bridge Facility III Upsize
On April 17, 2023, the Company, through the OP, entered into the first amendment to the bridge credit agreement with Raymond James Bank (the “Bridge Facility III Amendment No. 1”), which amended the Bridge Facility III dated December 28, 2022 (for a full description of the Bridge Facility III, see our Annual Report). The Bridge Facility III Amendment No. 1 increased the borrowing capacity of the Bridge Facility III by $25.0 million to $100.0 million and requires repayment of the principal amount outstanding so that (1) by May 30, 2023, no more than $66.7 million remains outstanding, (2) by June 30, 2023, no more than $40.0 million remains outstanding and (3) by August 30, 2023, no more than $20.0 million remains outstanding. In connection with the Bridge Facility III Amendment No. 1, on April 19, 2023, the Company drew $25.0 million on the Bridge Facility III, resulting in a total outstanding balance of $100.0 million on the Bridge Facility III.
Second Quarter 2023 Dividends
On April 17, 2023, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of April 17, 2023 that will be paid on June 30, 2023. On April 24, 2023, the Company approved a common stock dividend of $0.1767 per Share for shareholders of record as of May 15, 2023 that will be paid on June 30, 2023.
NAV Determination
In accordance with the Valuation Methodology, on April 25, 2023, the Company determined that its NAV per share calculated on a fully diluted basis was $61.32 as of March 31, 2023. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 24,527 homes as of March 31, 2023 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,568 homes as of March 31, 2023 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of March 31, 2023, we, through our OP and its consolidated subsidiaries, owned and operated 27,095 SFR homes located in 20 states.
As of March 31, 2023, our VineBrook Portfolio consisted of 24,527 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of March 31, 2023, the VineBrook Portfolio had occupancy of approximately 87.8% with a weighted average monthly effective rent of $1,178 per occupied home. As of March 31, 2023, the VineBrook Portfolio had a stabilized occupancy of approximately 95.8% with a weighted average monthly stabilized effective rent of $1,199 per occupied home and 43.2% of homes in our VineBrook Portfolio were excluded from being stabilized because the homes were in rehabilitation, were purchased with residents in place or are classified as held for sale. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of March 31, 2023, there were 23,615,071 OP Units outstanding, of which 19,760,146 Class A OP Units, or 83.7% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.
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
On October 15, 2021, a lawsuit (the “Bankruptcy Trust Lawsuit”) was filed by a litigation subtrust formed in connection with the Highland bankruptcy in the United States Bankruptcy Court for the Northern District of Texas against various persons and entities, including NexPoint Advisors, L.P., the parent of our Adviser, and James Dondero. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
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
The Management Agreements are supplemented by the Side Letter, under the terms of which the Company and the OP have the right and option (but not the obligation) to purchase all of the equity interests of the Manager (the “Internalization”) at a price calculated by a formula specified in the Side Letter (the “Call Right”). The purpose of the Call Right is to provide the Company and the OP with the ability to internally perform the responsibilities and obligations of the Manager under the Management Agreements. On June 28, 2022, the Company sent a notice (the “Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its Call Right and internalize the Manager. As a result of sending the Call Right Notice, the Internalization Fee the Company will pay to acquire the Manager is $20.3 million, which was fixed based on May 31, 2022 data. The Internalization Fee will be paid in a combination of common stock, OP Units and/or cash.

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
Pursuant to the Letter Agreement, the OP and the Contributors also agreed that March 9, 2023 would be used for purposes of calculating the closing consideration after estimated net working capital adjustments payable to the Contributors.
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
Tusk and Siete Portfolio Acquisitions
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The initial deposit forfeitures of the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2023.

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of March 31, 2023 and 2022, the VineBrook Portfolio consisted of 24,527 and 21,144 homes, respectively, in 18 states. As of March 31, 2023 and 2022, the VineBrook Portfolio had an occupancy of 87.8% and 82.3%, respectively, and a weighted average monthly effective rent of $1,178 and $1,086, respectively, per occupied home. As of March 31, 2023 and 2022, the occupancy of stabilized homes in our VineBrook Portfolio was 95.8% and 95.1%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,199 and $1,104, respectively. As of March 31, 2023 and 2022, 43.2% and 55.5%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized because the homes were in rehabilitation, were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of March 31, 2023.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,280	93.2%	$1,227	2,489	95.5%	$1,246
Dayton	OH	2,895	90.9%	1,146	2,488	96.3%	1,140
Columbus	OH	1,698	96.8%	1,203	1,465	97.7%	1,206
St. Louis	MO	2,405	74.5%	1,093	959	91.7%	1,112
Indianapolis	IN	1,486	94.1%	1,179	960	95.3%	1,210
Birmingham	AL	1,105	95.1%	1,197	458	96.7%	1,203
Columbia	SC	1,074	92.3%	1,281	410	99.0%	1,343
Kansas City	MO, KS	1,204	94.4%	1,219	721	96.8%	1,206
Jackson	MS	1,196	71.5%	1,160	594	93.8%	1,174
Memphis	TN, MS	1,717	73.3%	983	717	91.9%	1,023
Augusta	GA, SC	751	87.2%	1,115	334	95.8%	1,245
Milwaukee	WI	1,008	77.8%	1,181	457	96.1%	1,269
Atlanta	GA	795	90.6%	1,396	110	99.1%	1,785
Pittsburgh	PA	464	79.7%	1,053	249	96.0%	1,112
Pensacola	FL	300	98.3%	1,376	108	98.1%	1,456
Greenville	SC	399	94.7%	1,268	222	95.0%	1,376
Little Rock	AR	333	79.3%	1,003	232	97.4%	1,017
Huntsville	AL	305	93.4%	1,268	167	98.8%	1,304
Raeford	NC	250	98.0%	1,078	67	100.0%	1,203
Portales	NM	350	97.7%	1,091	97	100.0%	1,190
Omaha	NE, IA	322	97.5%	1,213	252	98.4%	1,224
Triad	NC	253	88.1%	1,287	142	97.9%	1,335
Montgomery	AL	346	92.2%	1,173	239	93.7%	1,195
Charleston	SC	15	100.0%	1,595	—	n/a	n/a
Sub-Total/Average		23,951	87.8%	$1,178	13,937	95.8%	$1,199
Held for Sale		576	n/a	n/a	n/a	n/a	n/a
Total/Average		24,527	87.8%	$1,178	13,937	95.8%	$1,199

As of December 31, 2022, the VineBrook Portfolio consisted of 24,657 homes in 18 states. As of December 31, 2022, the VineBrook Portfolio had an occupancy of 83.4% and a weighted average monthly effective rent of $1,155 per occupied home. As of December 31, 2022, the occupancy of stabilized homes in our VineBrook Portfolio was 95.3% and the weighted average monthly effective rent of occupied stabilized homes was $1,176. As of December 31, 2022, 47.9% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2022.

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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of March 31, 2023, the NexPoint Homes portfolio consisted of 2,568 SFR homes primarily located in the midwestern and southeastern United States. As of March 31, 2023, NexPoint Homes had occupancy of approximately 93.6% with a weighted average monthly effective rent of $1,656 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period greater than 30 days. As of March 31, 2023, the number of stabilized homes in the NexPoint Homes portfolio was 2,417, the occupancy of stabilized homes was 99.4%, and the weighted average monthly effective rent of stabilized occupied homes was $1,666. See Note 5 to our consolidated financial statements, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.
The table below provides summary information regarding the NexPoint Homes portfolio as of March 31, 2023.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	210	96.7%	$1,955	204	100.0%	$1,955
Birmingham	AL	133	94.0%	1,522	125	100.0%	1,522
Charlotte	NC	67	97.1%	1,882	66	100.0%	1,882
Dallas/Ft Worth	TX	49	92.2%	2,244	48	97.9%	2,290
Fayetteville	AR	440	97.3%	1,566	429	99.8%	1,571
Huntsville	AL	71	90.1%	1,858	64	100.0%	1,858
Kansas City	MO, KS	146	91.8%	1,824	134	100.0%	1,824
Little Rock	AR	211	90.0%	1,369	190	100.0%	1,369
Memphis	TN, MS	158	91.8%	1,461	146	99.3%	1,471
Oklahoma City	OK	514	96.5%	1,612	500	99.2%	1,626
San Antonio	TX	199	92.5%	1,707	185	99.5%	1,717
Triad	NC	50	100.0%	1,676	50	100.0%	1,676
Tulsa	OK	176	92.0%	1,600	164	98.8%	1,624
Other (1)	AL,FL,KS,TX	138	77.1%	1,839	112	96.4%	1,895
Sub-Total/Average		2,562	93.6%	$1,656	2,417	99.4%	$1,666
Held for Sale		6	n/a	n/a	n/a	n/a	n/a
Total/Average		2,568	93.6%	$1,656	2,417	99.4%	$1,666
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three months ended March 31, 2023 (in thousands):

For the Three Months Ended March 31, 2023
Total revenues	$12,123
Total expenses	19,264
Net loss	$(7,066)
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
Gain/(loss) on sales and impairment of real estate, net. Gain/(loss) on sales and impairment of real estate, net, includes the gain or loss recognized upon sales of homes and impairment charges recorded on real estate assets, including casualty gains or losses incurred on homes. Gain/(loss) on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the homes. Impairment of real estate assets is calculated by calculating the lower of the carrying amount or estimated fair value less estimated costs to sell for held for sale properties. Casualty gains and losses include gains or losses incurred on homes, net of insurance proceeds received, that experience an infrequent and unusual event such as a natural disaster or fire.

Investment income. Investment income includes income from the loan from the SFR OP to HomeSource Operations, LLC (the “HomeSource Note”). See Note 13 to our consolidated financial statements.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements, which primarily includes forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.
Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022
The three months ended March 31, 2023 compared to the three months ended March 31, 2022
The following table sets forth a summary of our consolidated operating results for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Total revenues	$86,105	$52,317	$33,788
Total expenses	(120,987)	(55,037)	(65,950)
Loss on extinguishment of debt	(23)	—	(23)
(Loss)/gain on sales and impairment of real estate, net	(15,853)	7	(15,860)
Investment income	75	—	75
Loss on forfeited deposits	(41,714)	—	(41,714)
Net loss	(92,397)	(2,713)	(89,684)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,209	(2)
Net loss attributable to redeemable noncontrolling interests in the OP	(13,860)	(423)	(13,437)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,213)	—	(3,213)
Net loss attributable to noncontrolling interests in consolidated VIEs	(312)	—	(312)
Net loss attributable to common stockholders	$(77,219)	$(4,499)	$(72,720)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, property general and administrative expenses, depreciation and amortization, interest expense, loss on sales and impairment of real estate, net and loss on forfeited deposits, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $84.5 million for the three months ended March 31, 2023 compared to $51.0 million for the three months ended March 31, 2022, which was an increase of $33.5 million. The increase between the periods was primarily due to growth in our portfolio and increases in rental rates over the past year.
Other income. Other income was $1.6 million for the three months ended March 31, 2023 compared to $1.3 million for the three months ended March 31, 2022, which was an increase of $0.3 million. The increase between the periods was primarily due to our acquisition activity over the past year.
Expenses
Property operating expenses. Property operating expenses were $18.0 million for the three months ended March 31, 2023 compared to $8.7 million for the three months ended March 31, 2022, which was an increase of $9.3 million. The increase between the periods was primarily due to our acquisition activity over the past year. For the three months ended March 31, 2023 and 2022, turn costs represented approximately 14%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $15.2 million for the three months ended March 31, 2023 compared to $9.5 million for the three months ended March 31, 2022, which was an increase of $5.7 million. The increase between the periods was primarily due to our acquisition activity over the past year as well as increases in our real estate taxes as a result of increases in property valuations.

Property management fees. Property management fees were $6.3 million for the three months ended March 31, 2023 compared to $3.1 million for the three months ended March 31, 2022, which was an increase of $3.2 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates over the past year.
Advisory fees. Advisory fees were $4.8 million for the three months ended March 31, 2023 compared to $3.1 million for the three months ended March 31, 2022, which was an increase of $1.7 million. The increase between the periods was primarily due to increases in real estate assets under management and total debt principal outstanding.
Corporate general and administrative expenses. Corporate general and administrative expenses were $2.9 million for the three months ended March 31, 2023 compared to $2.2 million for the three months ended March 31, 2022, which was an increase of $0.7 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.
Property general and administrative expenses. Property general and administrative expenses were $5.6 million for the three months ended March 31, 2023 compared to $2.9 million for the three months ended March 31, 2022, which was an increase of $2.7 million. The increase between the periods was primarily due to our acquisition activity over the past year.
Depreciation and amortization. Depreciation and amortization costs were $32.8 million for the three months ended March 31, 2023 compared to $16.0 million for the three months ended March 31, 2022, which was an increase of $16.8 million. The increase between the periods was primarily due to our acquisition activity over the past year.
Interest expense. Interest expense was $35.3 million for the three months ended March 31, 2023 compared to $9.6 million for the three months ended March 31, 2022, which was an increase of $25.7 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding and witnessed an increase in our weighted average interest rate during the past year, in addition to the change in fair value of interest rate derivatives included in interest expense of approximately $3.8 million. The following table details the various costs included in interest expense for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Gross interest cost	$39,145	$11,627	$27,518
Capitalized interest	(3,822)	(2,007)	(1,815)
Total	$35,323	$9,620	$25,703
Loss on extinguishment of debt. Loss on extinguishment of debt was less than $0.1 million for the three months ended March 31, 2023 compared to no loss on extinguishment of debt for the three months ended March 31, 2022.
(Loss)/gain on sales and impairment of real estate, net. Loss on sales and impairment of real estate, net was $15.9 million for the three months ended March 31, 2023 compared to a gain of less than $0.1 million for the three months ended March 31, 2022, which was an increase of $15.9 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and disposition activity in the current year. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.1 million for the three months ended March 31, 2023 compared to $0.0 million for the three months ended March 31, 2022, which was an increase of $0.1 million. The increase between the periods was primarily due to interest income from the HomeSource Note.
Loss on forfeited deposits. Loss on forfeited deposits was $41.7 million for the three months ended March 31, 2023 compared $0.0 million for the three months ended March 31, 2022, which was an increase of $41.7 million. The increase between the periods was primarily due to forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) corporate general and administrative expenses, (6) property general and administrative expenses, (7) investment income, (8) loss on forfeited deposits and (9) other gains and losses that are specific to us, including loss on extinguishment of debt. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. Corporate general and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties. Property general and administrative expenses are eliminated because they represent expenses such as legal, professional, centralized leasing, technology support, and accounting functions. Investment income is eliminated because it does not reflect the ongoing operating activity performed at the properties. Loss on forfeited deposits are excluded because of the infrequent and unusual nature of this activity. Losses on extinguished debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, property general and administrative expense, interest expense, gain (loss) on sales and impairment of real estate, which includes impairment charges and casualty gains or losses, advisory fees, depreciation and amortization expense, investment income, losses on forfeited deposits and other gains and losses, including loss on extinguishment of debt as determined under GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three months ended March 31, 2023 and 2022 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(92,397)	$(2,713)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,846	3,086
Corporate general and administrative expenses	2,896	2,162
Property general and administrative expenses	5,630	2,873
Depreciation and amortization	32,840	15,956
Interest expense	35,323	9,620
Loss on extinguishment of debt	23	—
Loss/(gain) on sales and impairment of real estate, net	15,853	(7)
Investment income	(75)	—
Loss on forfeited deposits	41,714	—
NOI	$46,653	$30,977
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three months ended March 31, 2023 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended March 31, 2023
	VineBrook	NexPoint Homes	Total
Net loss	$(85,331)	$(7,066)	$(92,397)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,846	—	4,846
Corporate general and administrative expenses	2,375	521	2,896
Property general and administrative expenses	5,565	65	5,630
Depreciation and amortization	25,300	7,540	32,840
Interest expense	27,563	7,760	35,323
Loss on extinguishment of debt	23	—	23
Loss on sales and impairment of real estate, net	15,853	—	15,853
Investment income	—	(75)	(75)
Loss on forfeited deposits	41,714	—	41,714
NOI	$37,908	$8,745	$46,653
Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended March 31, 2023 and 2022
There are 7,611 homes in our 2023 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended March 31, 2023 and March 31, 2022 were stabilized by October 1, 2021 and held through March 31, 2023. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1. “Business—Our VineBrook Portfolio” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023 for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2023 and 2022 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues
Same Home
Rental income (1)	$24,690	$23,421	$1,269	5.4%
Other income (1)	250	344	(94)	-27.3%
Same Home revenues	24,940	23,765	1,175	4.9%
Non-Same Home
Rental income (1)	58,079	27,132	30,947	114.1%
Other income (1)	1,022	443	579	130.7%
Non-Same Home revenues	59,101	27,575	31,526	114.3%
Total revenues	84,041	51,340	32,701	63.7%

Operating expenses
Same Home
Property operating expenses (1)	4,954	3,341	1,613	48.3%
Real estate taxes and insurance	4,846	3,998	848	21.2%
Property management fees (2)	1,886	1,415	471	33.3%
Same Home operating expenses	11,686	8,754	2,932	33.5%
Non-Same Home
Property operating expenses (1)	10,964	4,369	6,595	150.9%
Real estate taxes and insurance	10,329	5,544	4,785	86.3%
Property management fees (2)	4,409	1,696	2,713	160.0%
Non-Same Home operating expenses	25,702	11,609	14,093	121.4%
Total operating expenses	37,388	20,363	17,025	83.6%

NOI
Same Home	13,254	15,011	(1,757)	-11.7%
Non-Same Home	33,399	15,966	17,433	109.2%
Total NOI	$46,653	$30,977	$15,676	50.6%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
Same Home Results of Operations for the Three Months Ended March 31, 2023 and 2022
As of March 31, 2023, our Same Home properties were approximately 95.6% occupied with a weighted average monthly effective rent per occupied home of $1,155. As of March 31, 2022, our Same Home properties were approximately 95.1% occupied with a weighted average monthly effective rent per occupied home of $1,083. For our Same Home properties, we recorded the following operating results for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:
Revenues
Rental income. Rental income was $24.7 million for the three months ended March 31, 2023 compared to $23.4 million for the three months ended March 31, 2022, which was an increase of approximately $1.3 million, or 5.4%. The increase is related to an 6.6% increase in the weighted average monthly effective rent per occupied home and by a 0.5% increase in occupancy.
Other income. Other income remained flat at approximately $0.3 million for the three months ended March 31, 2023 and 2022.

Expenses
Property operating expenses. Property operating expenses were $5.0 million for the three months ended March 31, 2023 compared to $3.3 million for the three months ended March 31, 2022, which was an increase of approximately $1.7 million, or 48.3%. The increase is primarily related to an increase in turn costs of approximately $0.8 million, an increase in repair and maintenance expenses of approximately $0.5 million and an increase in water and sewer costs of approximately $0.3 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $4.8 million for the three months ended March 31, 2023 compared to $4.0 million for the three months ended March 31, 2022, which was an increase of approximately $0.8 million, or 21.2%. The majority of the increase is related to an increase in real estate taxes of approximately $0.9 million, partially offset by a decrease in property insurance costs of approximately $0.2 million.
Property management fees. Property management fees were $1.9 million for the three months ended March 31, 2023 compared to $1.4 million for the three months ended March 31, 2022, which was an increase of approximately $0.5 million or 33.3%. The increase is related to an increase in rental income resulting in a higher property management fee.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Same Home revenues	$24,940	$23,765
Non-Same Home revenues	59,101	27,575
Chargebacks	2,064	977
Total revenues	86,105	52,317

Same Home operating expenses	11,686	8,754
Non-Same Home operating expenses	25,702	11,609
Chargebacks	2,064	977
Total operating expenses	$39,452	$21,340

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
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove items such as the amortization of deferred financing costs, gains or losses on extinguishment of debt, losses on forfeited deposits, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense and reportable segment-specific investment income. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
We believe that the use of FFO, Core FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs and makes comparisons of operating results among such companies more meaningful. While FFO, Core FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative or substitute to those measures in evaluating our liquidity or operating performance. FFO, Core FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO may not be comparable to FFO, Core FFO and AFFO reported by other REITs.

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for the three months ended March 31, 2023 and to consolidated net loss for the three months ended March 31, 2022 as the NexPoint Homes reportable segment did not exist until June 8, 2022. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	VineBrook	NexPoint Homes	Total
Net loss attributable to common stockholders	$(73,954)	$(3,265)	$(77,219)
Net loss attributable to redeemable NCI in the OP	(13,584)	(276)	(13,860)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,213)	(3,213)
Net loss attributable to NCI in consolidated VIEs	—	(312)	(312)

The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment’s net loss for the three months ended March 31, 2023, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure, and to consolidated net loss for the three months ended March 31, 2022 as the NexPoint Homes reportable segment did not exist until June 8, 2022 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net loss attributable to common stockholders	$(73,954)	$(4,499)	$(69,455)	1543.8%
Net loss attributable to NCI in the OP	(13,584)	(423)	(13,161)	3111.3%
Depreciation and amortization	25,300	15,956	9,344	58.6%
Loss/(gain) on sales and impairment of real estate, net	15,853	(7)	15,860	N/M
FFO attributable to common stockholders and NCI in the OP	(46,385)	11,027	(57,412)	-520.6%

FFO per share - basic	$(1.62)	$0.41	$(2.03)	-495.1%
FFO per share - diluted	$(1.62)	$0.40	$(2.02)	-505.0%

Investment income (1)	1,291	—	1,291	100.0%
Loss on forfeited deposits	41,714	—	41,714	N/M
Amortization of deferred financing costs	2,327	1,526	801	52.5%
Loss on extinguishment of debt	23	—	23	100.0%
Change in fair value of interest rate derivatives included in interest expense	3,845	—	3,845	100.0%
Equity-based compensation expense	1,768	1,455	313	21.5%
Core FFO attributable to common stockholders and NCI in the OP	4,583	14,008	(9,425)	-67.3%

Core FFO per share - basic	$0.16	$0.52	$(0.36)	-69.2%
Core FFO per share - diluted	$0.16	$0.51	$(0.35)	-68.6%

Recurring capital expenditures	(4,033)	(2,406)	(1,627)	67.6%
AFFO attributable to common stockholders and NCI in the OP	550	11,602	(11,052)	-95.3%

AFFO per share - basic	$0.02	$0.43	$(0.41)	-95.3%
AFFO per share - diluted	$0.02	$0.42	$(0.40)	-95.2%

Weighted average shares outstanding - basic	28,645	26,965
Weighted average shares outstanding - diluted (2)	29,079	27,492

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to common stockholders per share/unit - diluted (3)	$(3.14)	$(0.19)
Net loss attributable to common stockholders Coverage - diluted (4)	-5.92x	-0.37x
FFO Coverage - diluted (5)	-3.06x	0.75x
Core FFO Coverage - diluted (5)	0.30x	0.96x
AFFO Coverage - diluted (5)	0.04x	0.80x
(1)Investment income in the table above includes approximately $0.5 million of interest income from the NexPoint Homes Convertible Notes and approximately $0.8 million of dividend income from the investment in NexPoint Homes. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)For the three months ended March 31, 2023 and 2022, includes approximately 915,000 shares and 1,029,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO.
(3)For the three months ended March 31, 2023, the net loss attributable to common stockholders per share/unit (diluted) includes $(0.13) per common share related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.

(4)Indicates coverage ratio of net loss attributable to common stockholders per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of net income/FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
The three months ended March 31, 2023 as compared to the three months ended March 31, 2022
VineBrook FFO was $(46.4 million) for the three months ended March 31, 2023 compared to $11.0 million for the three months ended March 31, 2022, which was a decrease of approximately $57.4 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook reportable segment’s total property operating expenses of $14.7 million, the VineBrook reportable segment’s advisory fees of $1.8 million, the VineBrook reportable segment’s property general and administrative expenses of $2.7 million, the VineBrook reportable segment’s interest expense of $17.9 million and the VineBrook reportable segment’s loss on forfeited deposits of $41.7 million partially offset by an increase in the VineBrook reportable segment’s rental income of $21.9 million.
VineBrook Core FFO was $4.6 million for the three months ended March 31, 2023 compared to $14.0 million for the three months ended March 31, 2022, which was a decrease of approximately $9.4 million. The change in VineBrook Core FFO between the periods primarily relates to a decrease in VineBrook FFO, partially offset by increases in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $1.3 million, the VineBrook reportable segment’s loss on forfeited deposits of $41.7 million, the VineBrook reportable segment’s amortization of deferred financing costs of $0.8 million and the change in fair value of interest rate derivatives included in interest expense of $3.8 million, which are each added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $0.6 million for the three months ended March 31, 2023 compared to $11.6 million for the three months ended March 31, 2022, which was a decrease of approximately $11.0 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $1.6 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an 186.5% change in VineBrook interest expense (or 170.9% on a per share basis). The weighted average interest rate of debt increased from 2.6881% as of March 31, 2022 to 6.7456% as of March 31, 2023 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company entered into five additional interest rate derivative agreements in the past 12 months with a combined notional amount of $700.0 million in order to partially offset the impact of increasing interest rates. Additionally, the change in diluted VineBrook FFO per share includes the impact of initial deposit forfeitures of $41.0 million related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements, which is an infrequent and unusual item.
Net Asset Value
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

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04
March 31, 2023	61.32

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility has an additional $19.5 million of capacity as of March 31, 2023.
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
We believe that our available cash, expected operating cash flows, net proceeds from the sale of homes and potential debt or equity financings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2023, except as would not be expected to have a material adverse effect. We believe that the various sources of long-term capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, acquisitions, anticipated scheduled debt service payments and dividend requirements in the long-term, except as would not be expected to have a material adverse effect.
Cash Flows
The three months ended March 31, 2023 as compared to the three months ended March 31, 2022
The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by operating activities	$19,142	$22,924	$(3,782)
Net cash used in investing activities	(44,238)	(646,663)	602,425
Net cash (used in)/provided by financing activities	(7,525)	603,561	(611,086)
Change in cash and restricted cash	(32,621)	(20,178)	(12,443)
Cash and restricted cash, beginning of period	114,749	74,997	39,752
Cash and restricted cash, end of period	$82,128	$54,819	$27,309
Cash flows from operating activities. During the three months ended March 31, 2023, net cash provided by operating activities was $19.1 million compared to net cash provided by operating activities of $22.9 million for the three months ended March 31, 2022. The change in cash flows from operating activities was due to an increase in interest expense partially offset by an increase in net operating income.
Cash flows from investing activities. During the three months ended March 31, 2023, net cash used in investing activities was $44.2 million compared to net cash used in investing activities of $646.7 million for the three months ended March 31, 2022. The change in cash flows from investing activities was mainly due a decrease in acquisitions of real estate investments and a decrease in investment in unconsolidated entity.
Cash flows from financing activities. During the three months ended March 31, 2023, net cash used in financing activities was $7.5 million compared to net cash provided by financing activities of $603.6 million for the three months ended March 31, 2022. The change in cash flows from financing activities was mainly due to a decrease in credit facilities proceeds received, bridge facilities proceeds received and proceeds from the issuance of Class A common stock.

Debt, Derivatives and Hedging Activity
Debt
As of March 31, 2023, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $2.1 billion at a weighted average interest rate of 6.7456% and an adjusted weighted average interest rate of 4.9555%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.9508%, representing a weighted average fixed rate for one-month London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”) for the applicable interest period (“one-month term SOFR”) and daily SOFR, on our combined $1.3 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.3 billion of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of March 31, 2023:

	Type	Outstanding Principal as of March 31, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$239,164	6.41%	12/1/2025
Warehouse Facility	Floating	1,270,000	6.86%	11/3/2024	(2)
JPM Facility	Floating	330,500	7.72%	1/31/2025	(3)
Bridge Facility III	Floating	75,000	7.80%	9/30/2023
MetLife Note	Fixed	124,046	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,095	5.35%	2/1/2028
Crestcore II Note	Fixed	4,630	5.12%	7/9/2029
Crestcore IV Note	Fixed	4,116	5.12%	7/9/2029
Total Outstanding Principal		$2,057,551
(1)Represents the interest rate as of March 31, 2023. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of March 31, 2023 was 4.8577%, daily SOFR as of March 31, 2023 was 4.8700% and one-month term SOFR as of March 31, 2023 was 4.8025%.
(2)This is the stated maturity for the Warehouse Facility, but it is subject to a 12-month extension option.
(3)This is the stated maturity for the JPM Facility, but it is subject to a 12-month extension option.
In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above, the NexPoint Homes reportable segment had $576.2 million of debt outstanding at March 31, 2023 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5, 7 and 13 to the consolidated financial statements.
We have included a summary of any significant changes in debt agreements for the VineBrook reportable segment below.
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. As of March 31, 2023, the JPM Facility had $19.5 million in available capacity.
As of March 31, 2023, the Company was in compliance with all debt covenants in all of its debt agreements related to the VineBrook reportable segment.

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
For further descriptions of the debt arrangements not included in this Form 10-Q, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt, Derivatives and Hedging Activity” in our Annual Report.
Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 12 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $970.0 million. As of March 31, 2023, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to $970.0 million of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.0902%. As of March 31, 2023, interest rate swap agreements effectively covered $970.0 million, or 50.7%, of our $1.9 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.0902%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on one-month LIBOR or daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.
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
REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2023 and 2022. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes intends to be taxed as a REIT under Sections 856 through 860 of the Code, which will occur upon filing the NexPoint Homes tax return for the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2023. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions in corporate general and administrative expense on our consolidated statements of operations and comprehensive income (loss).
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
Off-Balance Sheet Arrangements
As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three months ended March 31, 2023, the Company recorded approximately $13.1 million of impairment charges on real estate assets, which are included in (loss)/gain on sales and impairment of real estate, net on the consolidated statement of operations and comprehensive income (loss). No significant impairments on real estate assets were recorded during the years ended December 31, 2022 and 2021 or the three months ended March 31, 2022.
Implications of being an Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “ JOBS Act”) and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the Instructions to paragraph (c) of Item 305 of Regulation S-K, information is not required to be disclosed under Item 305(c) of Regulation S-K for interim periods until after the first fiscal year end in which Item 305 is applicable, which for us will be interim periods after December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information regarding the DRIP that have not been previously disclosed in Current Reports on Form 8-K.

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
March 31, 2023	110,033	$61.15	$6,729
	110,033		$6,729
(1)Shares issued under DRIP are generally issued at a 3% discount to the Company’s then-current NAV.
(2)For Shares issued under the DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 9 for further discussion.
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

2.1
Termination Agreement and Release dated January 17, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.16 to the Annual Report on Form 10-K filed by the Company on March 30, 2023).

2.2
Termination Agreement and Release dated January 17, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P.O. F-XI RS Holdings, L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.17 to the Annual Report on Form 10-K filed by the Company on March 30, 2023).

3.1	Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on February 27, 2023).

10.1*
Amendment No. 2, dated January 31, 2023 to the Revolving Credit Agreement, dated as of March 1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto.

10.2*
Amendment No. 3, dated March 15, 2023 to the Revolving Credit Agreement, dated as of March 1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto.

10.3*
Letter Agreement, dated March 9, 2023 between VineBrook Homes Operating Partnership, L.P., VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc., certain individuals set forth therein and Dana Sprong, solely in his capacity as the representative of the contributors.

31.1*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ Brian Mitts		May 12, 2023
Brian Mitts	President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)