Form 10-Q
period 2023-06-30
VINEBROOK HOMES TRUST, INC.
filed 2023-08-14
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2023, the registrant had 24,894,392 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended June 30, 2023
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, repayment of the Bridge Facility III (as defined below), and strategy to reobtain compliance with certain debt service coverage ratios in and expected growth of the NexPoint Homes (as defined below) reportable segment, contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Real Estate Advisors V, L.P. (our “Adviser”), members of our management team or their affiliates;
•our dependence on our Adviser and its affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser and its affiliates and personnel;
•risks associated with the fluctuation in the net asset value (“NAV”) per share amounts;
•loss of our employees and key personnel of our Adviser;
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
iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Operating real estate investments
Land	$602,224	$632,278
Buildings and improvements	3,042,553	3,098,258
Intangible lease assets	15	6,319
Total gross operating real estate investments	3,644,792	3,736,855
Accumulated depreciation and amortization	(224,545)	(171,648)
Total net operating real estate investments	3,420,247	3,565,207
Real estate held for sale, net	68,906	3,360
Total net real estate investments	3,489,153	3,568,567
Investments, at fair value	2,500	2,500
Cash	27,009	76,751
Restricted cash	35,738	37,998
Accounts and other receivables	20,790	13,292
Prepaid and other assets	25,337	65,466
Interest rate derivatives, at fair value	76,171	70,813
TOTAL ASSETS	$3,676,698	$3,835,387

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$952,456	$947,499
Credit facilities, net	1,582,334	1,580,108
Bridge facility, net	57,521	73,622
Accounts payable and other accrued liabilities	37,042	46,055
Due to Manager (see Note 13)	2,345	3,110
Accrued real estate taxes payable	35,250	34,992
Accrued interest payable	20,168	14,945
Security deposit liability	25,846	25,605
Prepaid rents	5,081	5,936
Total Liabilities	2,718,043	2,731,872

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	121,873	121,662
Redeemable noncontrolling interests in the OP	239,312	240,647
Redeemable noncontrolling interests in consolidated VIEs	105,735	112,972
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 24,894,319 and 24,615,364 shares issued and outstanding, respectively	250	248
Additional paid-in capital	731,937	737,129
Distributions in excess of retained earnings	(302,370)	(160,048)
Accumulated other comprehensive income	49,213	43,999
Total Stockholders' Equity	479,030	621,328
Noncontrolling interests in consolidated VIEs	12,705	6,906
TOTAL LIABILITIES AND EQUITY	$3,676,698	$3,835,387
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income	$87,414	$59,442	$171,911	$110,422
Other income	1,229	1,523	2,837	2,860
Total revenues	88,643	60,965	174,748	113,282
Expenses
Property operating expenses	17,731	12,357	35,713	21,044
Real estate taxes and insurance	16,920	10,914	32,095	20,456
Property management fees	4,830	3,408	11,125	6,519
Advisory fees	5,802	3,844	10,648	6,930
Corporate general and administrative expenses	7,409	2,478	10,305	4,640
Property general and administrative expenses	6,590	4,625	12,220	7,498
Depreciation and amortization	32,080	24,207	64,920	40,163
Interest expense	31,456	11,155	66,779	20,775
Total expenses	122,818	72,988	243,805	128,025
Loss on extinguishment of debt	(89)	(1,001)	(112)	(1,001)
(Loss)/gain on sales and impairment of real estate, net	(14,601)	47	(30,454)	54
Investment income	89	1,339	164	1,339
Loss on forfeited deposits	(196)	—	(41,910)	—
Net loss	(48,972)	(11,638)	(141,369)	(14,351)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,219	4,414	4,428
Net loss attributable to redeemable noncontrolling interests in the OP	(7,346)	(1,771)	(21,206)	(2,194)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,794)	(1,191)	(8,007)	(1,191)
Net loss attributable to noncontrolling interests in consolidated VIEs	(689)	—	(1,001)	—
Net loss attributable to common stockholders	$(38,350)	$(10,895)	$(115,569)	$(15,394)
Other comprehensive (loss)/income
Unrealized gain on interest rate hedges	15,619	8,656	6,134	25,510
Total comprehensive (loss)/income	(33,353)	(2,982)	(135,235)	11,159
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,219	4,414	4,428
Comprehensive (loss)/income attributable to redeemable noncontrolling interests in the OP	(5,003)	(449)	(20,286)	1,752
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,794)	(1,191)	(8,007)	(1,191)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(689)	—	(1,001)	—
Comprehensive (loss)/income attributable to common stockholders	$(25,074)	$(3,561)	$(110,355)	$6,170

Weighted average common shares outstanding - basic	24,779	25,241	24,636	24,250
Weighted average common shares outstanding - diluted	24,779	25,241	24,636	24,250

Loss per share - basic	$(1.55)	$(0.43)	$(4.69)	$(0.63)
Loss per share - diluted	$(1.55)	$(0.43)	$(4.69)	$(0.63)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Class A Common Stock
Three Months Ended June 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2023	24,769,760	$249	$734,748	$(250,592)	$35,937	$520,342
Net loss attributable to common stockholders			—	(38,350)	—	(38,350)
Issuance of Class A common stock	111,591	1	5,763	—	—	5,764
Redemptions of Class A common stock	(2,920)	—	(180)	—	—	(180)
Equity-based compensation	15,888	—	1,225	—	—	1,225
Common stock dividends declared ($0.5301 per share)			—	(13,428)	—	(13,428)
Other comprehensive income attributable to common stockholders			—	—	13,276	13,276
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(8,248)	—	—	(8,248)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,371)	—	—	(1,371)
Balances, June 30, 2023	24,894,319	$250	$731,937	$(302,370)	$49,213	$479,030

	Class A Common Stock
Six Months Ended June 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to common stockholders			—	(115,569)	—	(115,569)
Issuance of Class A common stock	221,698	2	12,489	—	—	12,491
Redemptions of Class A common stock	(2,920)	—	(180)	—	—	(180)
Equity-based compensation	60,177	—	2,082	—	—	2,082
Common stock dividends declared ($1.0602 per share)			—	(26,753)	—	(26,753)
Other comprehensive income attributable to common stockholders			—	—	5,214	5,214
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(18,212)	—	—	(18,212)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,371)	—	—	(1,371)
Balances, June 30, 2023	24,894,319	$250	$731,937	$(302,370)	$49,213	$479,030
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Class A Common Stock
Three Months Ended June 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2022	24,696,441	$247	$780,388	$(85,075)	$13,439	$708,999
Net loss attributable to common stockholders			—	(10,895)	—	(10,895)
Issuance of Class A common stock	682,149	7	40,567	—	—	40,574
Redemptions of Class A common stock	(437,357)	(4)	(26,260)	—	—	(26,264)
Offering costs			(1,150)	—	—	(1,150)
Equity-based compensation	19,252	—	916	—	—	916
Common stock dividends declared ($0.5301 per share)			—	(13,658)	—	(13,658)
Other comprehensive income attributable to common stockholders			—	—	7,334	7,334
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP			(13,159)	—	—	(13,159)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,191)	—	—	(1,191)
Balances, June 30, 2022	24,960,485	$250	$780,111	$(109,628)	$20,773	$691,506

	Class A Common Stock
Six Months Ended June 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders			—	(15,394)	—	(15,394)
Issuance of Class A common stock	3,589,483	36	192,658	—	—	192,694
Redemptions of Class A common stock	(492,762)	(5)	(29,261)	—	—	(29,266)
Offering costs			(1,493)	—	—	(1,493)
Equity-based compensation	49,516	—	1,675	—	—	1,675
Common stock dividends declared ($1.0602 per share)			—	(26,223)	—	(26,223)
Other comprehensive income attributable to common stockholders			—	—	21,564	21,564
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(33,808)	—	—	(33,808)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,191)	—	—	(1,191)
Balances, June 30, 2022	24,960,485	$250	$780,111	$(109,628)	$20,773	$691,506
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(141,369)	$(14,351)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss/(gain) on sales and impairment of real estate, net	30,454	(54)
Depreciation and amortization	64,920	40,163
Non-cash interest amortization	4,981	3,330
Change in fair value of interest rate derivatives included in interest expense	747	(389)
Net cash received/(paid) on derivative settlements	2,419	(2,426)
Loss on extinguishment of debt	112	1,001
Equity-based compensation	5,877	3,072
Loss on forfeited deposits	41,910	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(4,306)	(1,026)
Operating liabilities	9,649	15,932
Net cash provided by operating activities	15,394	45,252

Cash flows from investing activities
Investment in unconsolidated entity	—	(100,819)
Redemption of investment in unconsolidated entity	—	100,819
Acquisition of NexPoint Homes through VIE consolidation, net of cash received	—	(47,022)
Net proceeds from sales of real estate	63,077	7,117
Prepaid acquisition deposits	(10)	(5,673)
Insurance proceeds received	1,348	255
Acquisitions of real estate investments	(3,124)	(763,563)
Additions to real estate investments	(84,296)	(84,038)
Net cash used in investing activities	(23,005)	(892,924)

Cash flows from financing activities
Notes payable proceeds received	10,722	42,746
Notes payable payments	(6,226)	(389)
Credit facilities proceeds received	13,749	665,000
Credit facilities principal payments	(13,219)	—
Bridge facilities proceeds received	25,000	150,000
Bridge facilities principal payments	(41,805)	(150,000)
Financing costs paid	(2,232)	(6,269)
Interest rate cap premium paid	—	(12,673)
Proceeds from issuance of Class A common stock	—	153,167
Redemptions of Class A common stock paid	(17,274)	(3,002)
Offering costs paid	—	(1,850)
Dividends paid to common stockholders	(12,827)	(12,201)
Payments for taxes related to net share settlement of stock-based compensation	—	(555)
Preferred stock offering costs paid	(140)	—
Preferred stock dividends paid	(4,063)	(4,063)
Contributions from redeemable noncontrolling interests in the OP	—	4,974
Distributions to redeemable noncontrolling interests in the OP	(425)	(2,954)
Contributions from redeemable noncontrolling interests in consolidated VIEs	—	54,097
Distributions to redeemable noncontrolling interests in consolidated VIEs	(601)	—
Contributions from noncontrolling interests in consolidated VIEs	5,271	—
Distributions to noncontrolling interests in consolidated VIEs	(321)	—
Net cash (used in)/provided by financing activities	(44,391)	876,028

Change in cash and restricted cash	(52,002)	28,356
Cash and restricted cash, beginning of period	114,749	74,997
Cash and restricted cash, end of period	$62,747	$103,353

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$69,517	$6,376
Cash paid for income and franchise taxes	652	259

Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	7,382	—
Assumed liabilities in asset acquisitions	—	2,420
Accrued dividends payable to common stockholders	562	481
Accrued distributions payable to redeemable noncontrolling interests in the OP	700	626
Accrued dividends payable to preferred stockholders	2,032	4,063
Accrued redemptions payable to common stockholders	180	26,264
Accrued capital expenditures	347	898
Accretion to redemption value of Redeemable Series A preferred stock	351	365
Fair market value adjustment on assumed debt	—	89
Assumed debt on acquisitions	—	13,582
Offering costs accrued	—	(16)
Issuance of Class A common stock related to DRIP dividends	13,364	13,541
DRIP dividends to common stockholders	(13,364)	(13,541)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	3,645	968
DRIP distributions to redeemable noncontrolling interests in the OP	(3,645)	(968)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	1,949	—
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(1,949)	—
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	139	—
DRIP distributions to noncontrolling interests in consolidated VIEs	(139)	—
Real estate investments assumed in acquisition of NexPoint Homes through VIE consolidation	—	326,432
Earnest money deposits assumed in acquisition of NexPoint Homes through VIE consolidation	—	36,838
Other assets assumed in acquisition of NexPoint Homes through VIE consolidation	—	8,729
Notes payable assumed in acquisition of NexPoint Homes through VIE consolidation	—	278,530
Other liabilities assumed in acquisition of NexPoint Homes through VIE consolidation	—	4,607
Noncontrolling interests assumed in acquisition of NexPoint Homes through VIE consolidation	—	41,150
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP. As of June 30, 2023, there were a combined 24,428,654 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,545,615 Class A OP Units, or 84.1%, were owned by the Company, 2,738,854 Class B OP Units, or 11.2%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 91,395 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 144,231 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 908,559 Class C OP Units, or 3.7%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (and in certain instances affiliated with the equity holders of the Manager) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Second Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.
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
Between November 1, 2018 and June 30, 2023, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 20,750 additional homes and sold 875 homes within the VineBrook reportable segment (see Note 15), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold three homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs and its consolidation of NexPoint Homes, indirectly owned an interest in 26,574 homes (the “Portfolio”) in 20 states as of June 30, 2023. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Shares and Preferred Shares (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and amended on October 25, 2022 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain VineBrook Homes, LLC (the “Manager”), which was an affiliate of certain VineBrook Contributors during the six months ended June 30, 2023, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Pursuant to the Side Letter, on August 3, 2023, we completed the Internalization (defined below) of our Manager following which the Manager is a wholly-owned subsidiary of the OP and the VineBrook Portfolio is internally managed. In connection with the Internalization, the Side Letter was terminated. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by our employees or employees of the Adviser, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager prior to the Internalization owned OP Units, the Manager was considered an affiliate for financial reporting disclosure purposes.
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
The Company adopted the 2018 Long-Term Incentive Plan (the “2018 LTIP”) whereby the Board, or a committee thereof, granted awards of restricted stock units of the Company (“RSUs”) or profits interest units in the OP (“PI Units”) to certain employees of the Adviser and the Manager, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). Under the terms of the 2018 LTIP, 426,307 Shares were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2019 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year, provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of Shares by which the 2018 LTIP Share Reserve would otherwise increase (the “2018 LTIP Share Reserve”). In addition, the Shares available under the 2018 LTIP could not exceed in the aggregate 10% of the number of OP Units and vested PI Units outstanding at the time of measurement (the “2018 LTIP Share Maximum”). Grants could be made annually by the Board, or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP occur over a period of time as determined by the Board and included the achievement of performance metrics, also as determined by the Board in its sole discretion.

On July 11, 2023, the Company’s stockholders approved the 2023 Long-Term Incentive Plan (the “2023 LTIP”) to replace the 2018 LTIP and on July 20, 2023, the Company filed a registration statement on Form S-8 registering 1,000,000 Shares which the Company may issue pursuant to the 2023 LTIP. Under the 2023 LTIP, the compensation committee of the Board may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP. Under the terms of the 2023 LTIP, 1,000,000 Shares were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “Share Reserve”), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the compensation committee and may include the achievement of performance metrics, also as determined by the compensation committee in its sole discretion.
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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and December 31, 2022 and results of operations for the three and six months ended June 30, 2023 and 2022 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period.

Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2023, the Company has determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP must generally receive approval of the Board to take any actions. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 82% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of June 30, 2023. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).
Reclassifications
During the period ended June 30, 2023, the Company reclassified $1.4 million from due from Manager and $4.5 million from accounts payable and other accrued liabilities to due to Manager on the December 31, 2022 consolidated balance sheet to conform to our current presentation. During the period ended June 30, 2023, the Company reclassified $1.3 million from other income to investment income on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 to conform to our current presentation. Certain amounts classified separately as gain (loss) on sales of real estate and casualty loss, net of insurance proceeds for the prior periods have been reclassified as gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 to conform to our current presentation.

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
The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 8), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired or management’s internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.
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

Land	Not depreciated
Buildings	27.5 years
Improvements and other assets	2.5 - 15 years
Acquired improvements and fixtures	1 - 8 years
Intangible lease assets	6 months
As of June 30, 2023, the gross balance and accumulated amortization related to the intangible lease assets were both less than $0.1 million. As of December 31, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $6.3 million and $5.1 million, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized approximately $0.1 million and $2.0 million, respectively, of amortization expense related to the intangible lease assets. For the six months ended June 30, 2023 and 2022, the Company recognized approximately $1.3 million and $2.9 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three and six months ended June 30, 2023, the Company recorded approximately $14.2 million and $27.3 million of impairment charges on real estate assets, respectively, which are included in (loss)/gain on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). The impairment charge is net of insurance recovery for any casualty related damages. No significant impairments on real estate assets were recorded during the three and six months ended June 30, 2022.
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
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022	December 31, 2022
Cash	$27,009	$81,793	$76,751
Restricted cash	35,738	21,560	37,998
Total cash and restricted cash	$62,747	$103,353	$114,749
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. The Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. The Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income and other income. For the three months ended June 30, 2023 and 2022, rental income includes $3.3 million and $2.5 million of variable lease payments, respectively. For the six months ended June 30, 2023 and 2022, rental income includes $6.1 million and $4.7 million of variable lease payments, respectively.
Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale, which is presented in (loss)/gain on sales and impairment of real estate on the consolidated statements of operations and comprehensive income (loss), when the derecognition criteria under ASC 610-20 have been met.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for loss per share:
Net loss	$(48,972)	$(11,638)	$(141,369)	$(14,351)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,219	4,414	4,428
Net loss attributable to redeemable noncontrolling interests in the OP	(7,346)	(1,771)	(21,206)	(2,194)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,794)	(1,191)	(8,007)	(1,191)
Net loss attributable to noncontrolling interests in consolidated VIEs	(689)	—	(1,001)	—
Net loss attributable to common stockholders	$(38,350)	$(10,895)	$(115,569)	$(15,394)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	24,779	25,241	24,636	24,250
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	24,779	25,241	24,636	24,250

Earnings (loss) per weighted average common share:
Basic	$(1.55)	$(0.43)	$(4.69)	$(0.63)
Diluted	$(1.55)	$(0.43)	$(4.69)	$(0.63)

(1)
For the three months ended June 30, 2023 and 2022, excludes approximately 4,566,000 shares and 4,337,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive. For the six months ended June 30, 2023 and 2022, excludes approximately 4,576,000 shares and 4,287,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook reportable segment, the Company had a geographic market concentration in one market (Cincinnati) that represents more than 10% of the total gross book value of SFR homes as of June 30, 2023.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2023, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASU 2020-04 related to replacing the source of hedged transactions and continues evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2023.

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
As of June 30, 2023, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 24,004 properties in the VineBrook reportable segment and 2,570 properties in the NexPoint Homes reportable segment, through 13 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of June 30, 2023, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the credit facility dated September 20, 2019 by and between the OP (as guarantor), VB One, LLC (as borrower) (“VB One”) and KeyBank (the “Warehouse Facility”) can only be settled from the assets owned by VB One (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	65	$6,089	100%	Yes	$4,992
NREA VB II, LLC	167	16,772	100%	Yes	10,654
NREA VB III, LLC	1,322	122,595	100%	Yes	70,356
NREA VB IV, LLC	385	37,931	100%	Yes	23,999
NREA VB V, LLC	1,828	128,222	100%	Yes	107,109
NREA VB VI, LLC	294	28,433	100%	Yes	18,456
NREA VB VII, LLC	36	3,171	100%	Yes	2,954
True FM2017-1, LLC	209	19,685	100%	Yes	10,050
VB One, LLC	13,388	1,780,125	100%	No	1,257,357
VB Two, LLC	1,809	172,861	100%	No	120,753
VB Three, LLC	3,822	547,633	100%	No	333,173
VB Five, LLC	162	18,710	100%	Yes	8,067
VB Eight, LLC	517	73,917	100%	No	58,195
NexPoint Homes	2,570	757,554	82%	No	475,518
	26,574	$3,713,698			$2,501,633	(2)
(1)Assets held, directly or indirectly, by VB One, VB Two, LLC, VB Three, LLC and VB Eight, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of June 30, 2023, NexPoint Homes had approximately $102.6 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes (as defined in Note 13) as of June 30, 2023.

4. Real Estate Assets
As of June 30, 2023, the Company, through the OP and its SPE subsidiaries, owned 26,574 homes, including 24,004 homes in the VineBrook reportable segment and 2,570 homes in the NexPoint Homes reportable segment. As of December 31, 2022, the Company, through the OP and its SPE subsidiaries, owned 27,211 homes, including 24,657 homes in the VineBrook reportable segment and 2,554 homes in the NexPoint Homes reportable segment. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2022	$632,278	$3,098,258		$6,319	$3,360	$3,740,215	$(171,648)
Additions	424	86,603	(2)	—	—	87,027	(64,920)
Transfers to held for sale	(30,478)	(133,688)		(40)	158,387	(5,819)	5,819
Write-offs	—	—		(6,264)	—	(6,264)	6,264
Dispositions	—	(1,104)		—	(65,605)	(66,709)	(60)
Impairment	—	(7,516)	(3)	—	(27,236)	(34,752)	—
Real Estate Balances, June 30, 2023	$602,224	$3,042,553		$15	$68,906	$3,713,698	$(224,545)
(1)Includes capitalized interest, real estate taxes, insurance, improvements, and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $6.4 million and other capitalizable costs outlined in (1) above of approximately $7.1 million.
(3)During the three and six months ended June 30, 2023, there was a casualty event in the Portales market resulting in casualty impairments of $7.5 million on assets held for use, partially offset by $7.4 million of insurance recoveries.
During the three months ended June 30, 2023 and 2022, the Company recognized depreciation expense of approximately $32.0 million and $22.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized depreciation expense of approximately $63.7 million and $37.2 million, respectively.
Acquisitions and dispositions
During the six months ended June 30, 2023, the Company, through the OP, acquired two homes within the VineBrook reportable segment. During the six months ended June 30, 2023, the Company, through its consolidated investment in NexPoint Homes, acquired 19 homes. See Note 5 for additional information about NexPoint Homes.
During the six months ended June 30, 2023, the Company, through the OP, disposed of 655 homes within the VineBrook reportable segment. During the six months ended June 30, 2023, the Company, through its consolidated investment in NexPoint Homes, disposed of three homes. The Company strategically identified these homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operations and overall performance.
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The total initial deposit forfeitures of $41.0 million from the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2023.

Held for sale properties
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three and six months ended June 30, 2023, the Company recorded approximately $14.2 million and $27.3 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $1.1 million and $3.6 million of casualty related impairment for the three and six months ended June 30, 2023, respectively, and are included in (loss)/gain on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2023, there are 779 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $68.9 million.
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
On June 30, 2023, the general partner of SFR OP executed the Second Amended and Restated Limited Partnership Agreement of the SFR OP (the “SFR OP LPA”), for the purposes of subdividing and reclassifying the SFR OP Units. The SFR OP LPA generally provides that the newly created Class A Common Units and Class B Common Units will each have 50.0% of the voting power of the SFR OP Units, including with respect to the election of directors to the board of the SFR OP. The Class C Common Units will have no voting power. The reclassification of the SFR OP Units did not have a material effect on the economic interests of the holders of the SFR OP Units. In connection with the SFR OP LPA, the SFR OP Units held by NexPoint Homes were reclassified into Class A Common Units, the SFR OP Units held by NexPoint Diversified Real Estate Operating Partnership, L.P., which is advised by an affiliate of the Company’s external adviser, were reclassified into Class B Common Units and the remaining SFR OP Units, which are primarily held by affiliates of the Company, were reclassified into Class C Common Units.
On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Notes and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations. Subsequent to June 8, 2022, NexPoint Homes repaid $30.5 million of the NexPoint Homes Convertible Notes and the balance of the NexPoint Homes Convertible Notes was $19.5 million as of June 30, 2023. The NexPoint Homes Convertible Notes held by the Company are eliminated in consolidation.

On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of June 30, 2023, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $238.4 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.
See Note 7 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.
Consolidation of NexPoint Homes
Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and has the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns approximately 82% of the outstanding equity of NexPoint Homes as of June 30, 2023 and the parties that beneficially own approximately 99% of the SFR OP are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.
On June 30, 2023, the general partner of the SFR OP executed the SFR OP LPA which subdivided and reclassified the outstanding SFR OP Units into Class A, Class B and Class C common units. The SFR OP LPA generally provides that the newly created Class A Common Units and Class B Common Units will each have 50.0% of the voting power of the SFR OP Units, including with respect to the election of directors to the board of directors of the SFR OP. The Class C Common Units will have no voting power. The reclassification of the SFR OP Units did not have a material effect on the economic interests of the holders of the SFR OP Units. In connection with the SFR OP LPA, the SFR OP Units held by NexPoint Homes were reclassified into Class A common units. As of June 30, 2023, the Company determined it was still appropriate to consolidate NexPoint Homes.
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
Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At June 30, 2023, the Company had no material unrealized or realized gains or losses related to the investment.

7. Debt
As of June 30, 2023, the VineBrook Homes reportable segment had approximately $2.0 billion of debt outstanding, and the NexPoint Homes reportable segment had $578.1 million of debt outstanding. See the summary table below for further information on the Company's outstanding debt. Additionally, we have included a summary of any significant changes in debt agreements during the six months ended June 30, 2023 below.
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate swap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. As of June 30, 2023, the JPM Facility had $16.8 million in available capacity.
On December 28, 2022, the Company entered into a bridge credit agreement through the OP with Raymond James Bank, and subsequently borrowed $75.0 million (the “Bridge Facility III”). The Bridge Facility III accrues interest at one-month term SOFR plus a margin of 3.0%. The Bridge Facility III matures on September 30, 2023 and requires periodic principal payments and monthly interest payments.
On April 17, 2023, the Company, through the OP, entered into the first amendment to the bridge credit agreement with Raymond James Bank (the “Bridge Facility III Amendment No. 1”), which amended the Bridge Facility III. The Bridge Facility III Amendment No. 1 increased the borrowing capacity of the Bridge Facility III by $25.0 million to $100.0 million and requires repayment of the principal amount outstanding so that (1) by May 30, 2023, no more than $66.7 million remained outstanding, (2) by June 30, 2023, no more than $40.0 million remained outstanding and (3) by August 30, 2023, no more than $20.0 million remains outstanding. In connection with the Bridge Facility III Amendment No. 1, on April 19, 2023, the Company drew $25.0 million on the Bridge Facility III. Subsequently, the Company repaid $41.8 million of principal on the Bridge Facility III through June 30, 2023. The balance of the Bridge Facility III, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets. We expect to repay the Bridge Facility III with cash flows from operations and net proceeds from the sale of homes. We also repaid a portion of the Bridge Facility III with the net proceeds from the Series B Preferred Offering (see Note 16).
As of the date of this filing, the Company is in compliance with all debt covenants in all of its debt agreements.
The weighted average interest rate of the Company’s debt was 6.7399% as of June 30, 2023 and 6.0684% as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 5.0444% and 4.9101%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of June 30, 2023, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.2219% on its combined $1.5 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for one-month LIBOR, daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.5 billion of the Company’s floating rate indebtedness (see Note 8).
For further descriptions of the debt arrangements not included in this Form 10-Q, please see Note 7 to the consolidated financial statements in our Annual Report.

The following table contains summary information of the Company’s debt as of June 30, 2023 and December 31, 2022 (dollars in thousands):

		Outstanding Principal as of
	Type	June 30, 2023	December 31, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$238,520	$240,408	6.77%	12/1/2025
Warehouse Facility	Floating	1,257,357	1,270,000	7.34%	11/3/2024	(2)
JPM Facility	Floating	333,173	320,000	7.94%	1/31/2025	(3)
Bridge Facility III	Floating	58,195	75,000	8.14%	12/31/2023
MetLife Note	Fixed	120,753	124,279	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,050	10,143	5.35%	2/1/2028
Crestcore II Note	Fixed	4,444	4,651	5.12%	7/9/2029
Crestcore IV Note	Fixed	3,623	4,135	5.12%	7/9/2029
Total VineBrook reportable segment debt		$2,026,115	$2,048,616
NexPoint Homes MetLife Note 1	Fixed	238,428	233,545	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	171,209	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	62,500	62,500	7.84%	8/12/2025
SFR OP Convertible Notes (4)	Fixed	102,557	100,100	7.50%	6/30/2027
Total debt		$2,604,190	$2,615,970
Debt premium, net (5)		342	378
Deferred financing costs, net of accumulated amortization of $18,012 and $12,995, respectively		(12,221)	(15,119)
		$2,592,311	$2,601,229
(1)Represents the interest rate as of June 30, 2023. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of June 30, 2023 was 5.2177%, daily SOFR as of June 30, 2023 was 5.0900% and one-month term SOFR as of June 30, 2023 was 5.1408%.
(2)This is the stated maturity for the Warehouse Facility, but it is subject to extension options.
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

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2023 are as follows (in thousands):

	Total
2023	$210,421	(1)
2024	259,276	(2)
2025	1,147,766	(3)
2026	454,318	(4)
2027	515,989
Thereafter	16,420
Total	$2,604,190
(1)Includes approximately $150.9 million of required pay downs on the Warehouse Facility related to the Consent and Sixth Amendment to the Warehouse Facility (see Note 16).
(2)Includes approximately $256.5 million of required pay downs on the Warehouse Facility related to the Consent and Sixth Amendment to the Warehouse Facility (see Note 16).
(3)Assumes the Company exercises the extension options on the Warehouse Facility, subject to approval from the lender.
(4)Assumes the Company exercises the 12-month extension option on the JPM Facility, subject to approval from the lender.

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has approximately $318.5 million of debt obligations coming due from June 30, 2023 through 12-months from the report issuance date and does not currently have sufficient liquidity to satisfy the obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to make partial loan pay downs, may seek to refinance certain debt instruments, may seek additional capital through private equity offerings or through other sources of financings, may sell homes from its portfolio and may modify operations. While management believes its plans will be sufficient, the ability to execute its plans is not within management’s control. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended June 30, 2023 and 2022, amortization of deferred financing costs of approximately $2.5 million and $1.8 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2023 and 2022, amortization of deferred financing costs of approximately $5.0 million and $3.3 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the six months ended June 30, 2023 and 2022, the Company incurred $0.1 million and $1.0 million of debt extinguishment costs, respectively, which are included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).

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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.
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
In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into 13 interest rate swap transactions with KeyBank and Mizuho with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to those amounts with a weighted average fixed rate of 2.3994%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.
As of June 30, 2023, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	One-Month LIBOR	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	One-Month LIBOR	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	One-Month LIBOR	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	One-Month LIBOR	20,000	0.9140%
				$320,000	1.4309%	(2)

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
3/31/2022	11/1/2025	KeyBank	Daily SOFR	$100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6860%
4/3/2023	11/1/2025	Mizuho	Daily SOFR	250,000	3.5993%
				$900,000	2.7438%	(2)

(1)	As of June 30, 2023, one-month LIBOR was 5.2177% and daily SOFR was 5.0900%.

(2)
Represents the weighted average fixed rate of the interest rate swaps for one-month LIBOR interest rate swaps and daily SOFR interest rate swaps, respectively, which have a combined weighted average fixed rate of 2.3994%.

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
As of June 30, 2023, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of June 30, 2023	Strike Rate
Interest Rate Cap	$300,000	Warehouse Facility	One-Month Term SOFR	5.1408%	1.50%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$55,378	$49,244	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	20,793	21,569	—	—
Total		$76,171	$70,813	$—	$—
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

		For the Three Months Ended		For the Six Months Ended
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized gain on interest rate hedges	$15,619	$8,656	$6,134	$25,510

Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	3,098	2,071	(747)	2,071
Total		$18,717	$10,727	$5,387	$27,581

Financial assets and liabilities for which the carrying values approximate their fair values include cash, restricted cash, accounts receivable, accounts payable, and security deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. For the Company’s outstanding debt, in calculating the fair value of its indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of debt with similar terms and remaining maturities. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$2,604,190	$2,400,613	$2,615,970	$2,515,475

The following table sets forth a summary of the Company’s held for sale assets and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2023
Real estate assets - impaired at March 31, 2023	$7,808	$—	$—	$7,808
Real estate assets - impaired at June 30, 2023	$73,026	$—	$—	$73,026	(1)
(1)Real estate assets impaired at June 30, 2023 include $38.1 million of assets impaired related to a casualty event in the Portales market during the three and six months ended June 30, 2023. Total casualty impairment for these properties was $7.5 million, partially offset by $7.4 million of insurance recoveries for the three and six months ended June 30, 2023.
Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value, which includes estimated selling price less estimated costs to sell. Real estate assets that experience casualty impairments are reported at their carrying amount less any losses incurred due to infrequent and unusual events such as a natural disaster or a fire.
9. Stockholders’ Equity
The Company issues shares under the Company’s distribution reinvestment program (the “DRIP”) during the six months ended June 30, 2023 and June 30, 2022 and issued Shares under the Private Offering during the six months ended June 30, 2022. Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the six months ended June 30, 2023 and 2022, the Company issued approximately 221,698 Shares and 3,589,483 Shares, respectively, for equity contributions of approximately $12.5 million and $192.7 million, respectively, under the DRIP and the Private Offering.
2018 Long-Term Incentive Plan
The Company adopted the 2018 LTIP whereby the Board, or a committee thereof, granted RSUs or PI Units to certain employees of the Adviser and the Manager, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). The 2018 LTIP provided for the 2018 LTIP Share Reserve and the 2018 LTIP Share Maximum for issuance of RSUs or PI Units. Grants could be made annually by the Board or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP occur ratably over a period of time as determined by the Board and may include the achievement of performance metrics also as determined by the Board in its sole discretion.
2023 Long-Term Incentive Plan
On July 11, 2023, the Company’s stockholders approved the 2023 LTIP whereby the compensation committee may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP. Under the terms of the 2023 LTIP, 1,000,000 Shares were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year, provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the compensation committee and may include the achievement of performance metrics, also as determined by the compensation committee in its sole discretion. As of the date hereof, no awards have been granted yet under the 2023 LTIP.

RSU Grants Under the 2018 LTIP
On December 10, 2019, a total of 73,700 RSUs were granted to certain employees of the Adviser and officers of the Company. On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On April 11, 2023, a total of 186,770 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on December 10, 2019 vest over a four-year period. The RSUs granted to certain employees of the Adviser and officers of the Company on April 11, 2023, February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Adviser. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Shares.
As of June 30, 2023, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2022	488,326		$19,943
Granted	186,770		11,774
Vested	(74,138)	(2)	(3,122)
Forfeited	—		—
Outstanding June 30, 2023	600,958		$28,595

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 60,177 Shares being issued as shown on the consolidated statements of stockholders’ equity.
The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
December 10, 2023	18,426
February 15, 2024	22,591
February 17, 2024	22,019
April 11, 2024	30,286
May 11, 2024	21,217
April 11, 2025	22,355
February 14, 2025	22,591
February 17, 2025	22,019
February 17, 2026	22,019
April 11, 2026	22,355
April 11, 2027	22,355
Upon successful completion of IPO	352,726
600,958

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $1.2 million and $0.9 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2023 and 2022, the Company recognized approximately $2.1 million and $1.7 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
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
The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2022	$240,647
Net loss attributable to redeemable noncontrolling interests in the OP	(21,206)
Contributions by redeemable noncontrolling interests in the OP	3,564
Distributions to redeemable noncontrolling interests in the OP	(4,770)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	1,945
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	920
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	18,212
Redeemable noncontrolling interests in the OP, June 30, 2023	$239,312
As of June 30, 2023, the Company held 20,545,615 Class A OP Units, NREO held 2,738,854 Class B OP Units, NRESF held 91,395 Class C OP Units, GAF REIT held 144,231 Class C OP Units and the VineBrook Contributors and other Company insiders held 908,559 Class C OP Units.
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
As of June 30, 2023, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2022	430,102	$16,286
Granted	79,304	4,999
Vested	(57,309)	(1,964)
Forfeited	—	—
Outstanding June 30, 2023	452,097	$19,321

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
452,097
*Upon successful completion of an IPO, an additional 11,764 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2023 and November 30, 2024.
For the three months ended June 30, 2023 and 2022, the OP recognized approximately $1.0 million and $0.7 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2023 and 2022, the OP recognized approximately $1.9 million and $1.4 million, respectively, of non-cash compensation expense related to the PI Units, which is included in corporate general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).
The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2023	24,769,760	3,854,925	28,624,685
June 30, 2023	24,894,319	3,883,039	28,777,358
Redeemable Noncontrolling Interests in Consolidated VIEs
Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”). As of June 30, 2023, approximately 4,607,192 SFR OP Units were held by affiliates of the Company.

The following table presents the redeemable noncontrolling interests in consolidated VIEs (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2022	$112,972
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(8,007)
Contributions by redeemable noncontrolling interests in consolidated VIEs	1,949
Distributions to redeemable noncontrolling interests in consolidated VIEs	(2,550)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	1,371
Redeemable noncontrolling interests in consolidated VIEs, June 30, 2023	$105,735
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
The following table presents the noncontrolling interests in consolidated VIEs (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2022	$6,906
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,001)
Contributions by noncontrolling interests in consolidated VIEs	7,121
Distributions to noncontrolling interests in consolidated VIEs	(321)
Noncontrolling interests in consolidated VIEs, June 30, 2023	$12,705
11. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 Preferred Shares as of June 30, 2023. The Preferred Shares have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions.
The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Preferred Shares	Balances
Redeemable Series A preferred stock, December 31, 2022	5,000,000	$121,662
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	(140)
Net income attributable to Redeemable Series A preferred stockholders	—	4,063
Dividends declared to Redeemable Series A preferred stockholders	—	(4,063)
Accretion to redemption value	—	351
Redeemable Series A preferred stock, June 30, 2023	5,000,000	$121,873

12. Income Taxes
The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT upon filing its tax return for the year ended December 31, 2022. NexPoint Homes intends to be taxed as a REIT under Sections 856 through 860 of the Code, which will occur upon filing the NexPoint Homes tax return for the year ended December 31, 2022. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three or six months ended June 30, 2023 or 2022.
If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2023, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.
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
The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of June 30, 2023. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions in corporate general and administrative expenses on its consolidated statements of operations and comprehensive income (loss).
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
For the three months ended June 30, 2023 and 2022, the Company incurred advisory fees of approximately $5.8 million and $3.8 million, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2023 and 2022, the Company incurred advisory fees of approximately $10.6 million and $6.9 million, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss).

Management Fee
Prior to the Internalization, the equity holders of the Manager were holders of noncontrolling interests in the OP and comprised a portion of the VineBrook Contributors. Through this noncontrolling ownership, the Manager was deemed to be a related party as of June 30, 2023. Pursuant to the Management Agreements, the OP paid the Manager (i) an acquisition fee equal to 1.0% of the purchase price paid for any new property acquired during the month, (ii) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any newly acquired property, and (iii) a property management fee monthly in arrears equal to a percentage of collected rental revenues for all properties during the month as follows:
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
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager could earn in any fiscal year were capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees could not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap were payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceeded the Manager Cash Cap were rebated back to the OP. No Manager Cash Cap rebate was recorded for the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023, the Manager was responsible for the day-to-day management of the properties, acquisition of new properties, disposition of existing properties (with acquisition and disposition decisions made under the approval of the investment committee and the Board), leasing the properties, managing resident issues and requests, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. On August 3, 2023, we completed the Internalization of our Manager following which the VineBrook Portfolio is internally managed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
Property management fees are included in property management fees on the consolidated statements of operations and comprehensive income (loss) and acquisition and construction fees are capitalized into each home and are included in buildings and improvements on the consolidated balance sheet and are depreciated over the useful life of each property.

As of June 30, 2023, approximately $2.3 million is due to the Manager, net of receivables due from the Manager, which is included in due to Manager on the consolidated balance sheet as of June 30, 2023. As of December 31, 2022, approximately $3.1 million is due to the Manager, net of receivables due from the Manager, which is included in due to Manager on the consolidated balance sheet as of December 31, 2022. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location on Financial Statements	2023	2022	2023	2022
Fees Incurred
Property management fees	Statement of Operations	$3,737	$3,331	$9,144	$6,442
Acquisition fees	Balance Sheet	—	1,015	4	6,055
Construction supervision fees	Balance Sheet	2,023	4,446	7,279	7,620

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	9,973	6,573	20,431	12,468
Other reimbursements	Balance Sheet and Statement of Operations	877	457	1,390	767
Totals		$16,610	$15,822	$38,248	$33,352
Internalization of the Adviser
The Company may acquire all of the outstanding equity interests of the Adviser (an “Adviser Internalization”) under certain provisions (a “Purchase Provision”) of the Advisory Agreement to effect an Adviser Internalization upon the payment of a certain fee (an “Internalization Fee”). If the Company determines to acquire the equity interests of the Adviser, the applicable Purchase Provision of the Advisory Agreement provides that the Adviser must first agree to such acquisition and that the Company will pay the Adviser an Internalization Fee equal to three times the total of the prior 12 months’ advisory fee, payable only in capital stock of the Company.
Internalization of the Manager
On June 28, 2022, the OP notified the Manager that it elected to exercise its purchase provision of the Manager under the Side Letter. As of June 30, 2023, the Internalization of the Manager had not closed. On August 3, 2023, the OP, VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc. and certain individuals set forth therein (each a “Contributor” and collectively, the “Contributors”) and Dana Sprong, solely in his capacity as the representative of the Contributors (the “Contributors Representative”) entered into a Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager (the “Internalization”). As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. See Note 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
Series B Preferred Offering
Ohio State Life Insurance Company, an affiliate of the Company's Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering (See Note 16).
Termination Fees Payable to the Adviser
If the Advisory Agreement is terminated without cause by the Company or the SPE, as applicable, or is otherwise terminated under certain conditions, the Adviser will be entitled to a termination fee (a “Termination Fee”) in the amount of three times the prior 12 months’ advisory fee, in the case of a termination of the Advisory Agreement. In addition to termination by the Company without cause, the Adviser will be entitled to the Termination Fee if the Adviser terminates the Advisory Agreement without cause or terminates the agreement due to the occurrence of certain specified breaches of the Advisory Agreement by the Company. The Advisory Agreement may be terminated without cause by the Company or the Adviser with 180 days’ notice prior to the expiration of the then-current term.

Advance Acquisition and Construction Fee Advances Paid to the Manager
Pursuant to the Side Letter, the Manager could request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance would be repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in either the line item due from Manager on the consolidated balance sheets, or net of the line item due to Manager when applicable. As of June 30, 2023 and December 31, 2022, the Company recorded no receivable for Fee Advances. The Side Letter was terminated in connection with the Internalization.
Backstop Loans to the Manager
Pursuant to the Side Letter, in the event the Manager did not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager could from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans were interest free, could be prepaid at any time and could not exceed a principal amount that is in the aggregate equal to the lesser of the Internalization Fee or Termination Fee under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan was payable upon termination of the applicable Management Agreement. Backstop Loans are included as a reduction in payables in the line item due to Manager on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the balance of the Backstop Loan due from the Manager was approximately $0.7 million and approximately $0.7 million, respectively. The Side Letter was terminated in connection with the Internalization.
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
NexBank
The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. As of June 30, 2023, in the VineBrook reportable segment, the Company and OP had less than $0.1 million and approximately $0.3 million, respectively, in cash at NexBank. As of June 30, 2023, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had less than $0.1 million and approximately $0.2 million, respectively, in cash at NexBank.
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of June 30, 2023, these affiliates had contributed approximately $115.0 million of equity to NexPoint Homes. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of June 30, 2023, the total principal outstanding on the SFR OP Convertible Notes was approximately $102.6 million (excluding amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the six months ended June 30, 2023, the SFR OP recorded approximately $3.7 million of interest expense related to the SFR OP Convertible Notes. As of June 30, 2023, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.

The Company consolidated an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet, in addition to approximately $1.3 million of amounts due from HomeSource for interest on the HomeSource Note and routine funding.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt of equity capital for NexPoint Homes. For the three and six months ended June 30, 2023, NexPoint Homes incurred advisory fees of approximately $0.9 million in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). The NexPoint Homes Adviser waived approximately $0.9 million of fees during the three months and six months ended June 30, 2023.
The NexPoint Homes portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of management agreements, dated June 8, 2022 and March 30, 2023 (the “NexPoint Homes Management Agreements”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee, an asset management fee and a property management fee. The acquisition fee is paid at closing of homes, the construction fee and asset management fee are paid monthly in arrears and the property management fee is paid in the month in which the fee is earned. Approximately $0.6 million and $1.0 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the three and six months ended June 30, 2023, respectively. Related to the fees earned by the NexPoint Homes Manager, approximately $0.2 million and $0.3 million were expensed for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.6 million were capitalized to the property basis based on the nature of the fee for the three and six months ended June 30, 2023, respectively.
14. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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

15. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the three and six months ended June 30, 2023 and 2022, the majority of the Company’s operations are included within the Company’s primary reportable segment, VineBrook, as the NexPoint Homes reportable segment was recently formed on June 8, 2022. All corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended June 30,
	2023			2022
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$76,403	$99,556	$(37,816)	$59,719	$68,748	$(8,644)
NexPoint Homes	12,240	23,262	(11,156)	1,246	4,240	(2,994)
Total Company	$88,643	$122,818	$(48,972)	$60,965	$72,988	$(11,638)

	For the Six Months Ended June 30,
	2023			2022
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$150,385	$201,279	$(123,147)	$112,036	$123,785	$(11,357)
NexPoint Homes	24,363	42,526	(18,222)	1,246	4,240	(2,994)
Total Company	$174,748	$243,805	$(141,369)	$113,282	$128,025	$(14,351)
The following presents select balance sheet data for the reportable segments (in thousands):

	As of June 30, 2023			As of December 31, 2022
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,887,238	$757,554	$3,644,792	$2,985,314	$751,541	$3,736,855
Accumulated depreciation and amortization	(198,174)	(26,371)	(224,545)	(155,957)	(15,691)	(171,648)
Net operating real estate investments	2,689,064	731,183	3,420,247	2,829,357	735,850	3,565,207
Real estate held for sale, net	68,906	—	68,906	3,360	—	3,360
Net real estate investments	2,757,970	731,183	3,489,153	2,832,717	735,850	3,568,567
Other assets	142,554	44,991	187,545	218,535	48,285	266,820
Total assets	$2,900,524	$776,174	$3,676,698	$3,051,252	$784,135	$3,835,387

Liabilities
Debt payable, net	$2,016,139	$576,172	$2,592,311	$2,035,991	$565,238	$2,601,229
Other liabilities	103,942	21,790	125,732	113,819	16,824	130,643
Total liabilities	$2,120,081	$597,962	$2,718,043	$2,149,810	$582,062	$2,731,872

16. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Dispositions
Subsequent to June 30, 2023, the Company disposed of 159 homes in the VineBrook reportable segment for net proceeds of approximately $13.7 million.
Preferred Equity Offering
On July 31, 2023, the Company issued 2,458,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). An aggregate of approximately $2.8 million in selling commissions and fees were paid in connection therewith. Ohio State Life Insurance Company, an affiliate of the Company’s Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and Bridge Facility III.
Internalization
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into the Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.
2023 LTIP
On July 11, 2023, the Company’s stockholders approved the 2023 LTIP whereby the compensation committee may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP. Under the terms of the 2023 LTIP, 1,000,000 Shares were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year, provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the compensation committee and may include the achievement of performance metrics, also as determined by the compensation committee in its sole discretion.
Warehouse Facility Amendment
On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates under the Series B Preferred Offering, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity.

Bridge Facility III Amendments
On July 7, 2023, the Company entered into a Consent, Waiver and Second Amendment to Bridge Facility III with Raymond James, as administrative agent, and the other lenders party thereto, in which the lenders under Bridge Facility III agreed to a waiver under the Bridge Facility III permitting the Company to pay, on or before July 21, 2023, the remaining principal payment of approximately $18.2 million previously due on June 30, 2023. On July 26, 2023, the Company and the lenders under the Bridge Facility III entered into a letter agreement permitting the Company to pay, on or before August 4, 2023, the remaining principal payment of approximately $18.2 million previously due on June 21, 2023.
On July 31, 2023, the Company entered into a Waiver and Third Amendment to Bridge Facility III with Raymond James Bank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the extension of the maturity date to December 31, 2023, (2) the revision of certain financial tests required under the Bridge Facility III; (3) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (4) a modification of the applicable rates; (5) a modification of certain covenants; (6) prepayments of outstanding amounts under the Bridge Facility III until the amount outstanding has been repaid in full; (7) consent for the sale of shares to directors, officers and other affiliates in the Series B Preferred Offering; and (8) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity.
Dividends
The Company intends to approve, declare and pay dividends four times a year in the month following the end of each fiscal quarter.
NAV Determination
In accordance with the Valuation Methodology, on August 1, 2023, the Company determined that its NAV per share calculated on a fully diluted basis was $61.63 as of June 30, 2023. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.

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
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 24,004 homes as of June 30, 2023 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,570 homes as of June 30, 2023 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of June 30, 2023, we, through our OP and its consolidated subsidiaries, owned and operated 26,574 SFR homes located in 20 states.
As of June 30, 2023, our VineBrook Portfolio consisted of 24,004 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of June 30, 2023, the VineBrook Portfolio had occupancy of approximately 89.8% with a weighted average monthly effective rent of $1,201 per occupied home. As of June 30, 2023, the VineBrook Portfolio had a stabilized occupancy of approximately 95.9% with a weighted average monthly stabilized effective rent of $1,221 per occupied home and 39.8% of homes in our VineBrook Portfolio were excluded from being stabilized because the homes were in rehabilitation, were purchased with residents in place or are classified as held for sale. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of June 30, 2023, there were 24,428,654 OP Units outstanding, of which 20,545,615 Class A OP Units, or 84.1% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.
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
On February 22, 2023, as previously disclosed, the Board formed an independent special committee to oversee a review of the potential impact to the Company of the UBS Lawsuit and the Bankruptcy Trust Lawsuit. The special committee retained Reichman Jorgensen Lehman Feldberg LLP (“Reichman Jorgensen”) as independent legal counsel to advise the special committee on the review. Reichman Jorgensen has reported to the special committee that they have substantially completed their review and found no evidence that the Company engaged in any conduct that would expose it to liability from the UBS Lawsuit or the Bankruptcy Trust Lawsuit. On June 13, 2023, the special committee delivered these findings to the Board. Following the review of the special committee, we reaffirm our expectation that neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
In December 2022, we received a letter from the US Senate Committee on Banking, Housing and Urban Affairs with questions about our operations and business practices. We cannot currently predict the timing, outcome or scope of this inquiry.
The Internalization
As of June 30, 2023, most of the VineBrook Portfolio was managed by the Manager pursuant to the terms of the Management Agreements, the Manager and various wholly owned subsidiaries of the OP that own the SPEs. The Manager, although an affiliate because the owners of the Manager are significant holders of OP Units, was independent from the Company and NexPoint. The Manager was responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of SFR properties. In addition, the Manager was generally responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the Investment Committee or pursuant to authority delegated to the Manager by the Investment Committee.

The Management Agreements were supplemented by the Side Letter, under the terms of which the Company and the OP had the right and option (but not the obligation) to purchase all of the equity interests of the Manager (the “Internalization”) at a price calculated by a formula specified in the Side Letter (the “Call Right”). The purpose of the Call Right was to provide the Company and the OP with the ability to internally perform the responsibilities and obligations of the Manager under the Management Agreements. On June 28, 2022, the Company sent a notice (the “Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its Call Right and internalize the Manager.
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into a Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of sending the Call Right Notice, the Internalization Fee the Company paid to acquire the Manager was $20.3 million, which was fixed based on May 31, 2022 data. The Internalization Fee was paid in a combination of cash and OP Units. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.
The Internalization process was overseen by an independent special committee of the Board, comprised solely of all of the disinterested directors. The Company also made one-time equity grants under the 2023 LTIP to certain employees who the Company hired in connection with the Internalization.
Following the Internalization, the Manager’s internalized employees continue to be responsible for the day-to-day management of the properties, the identification of potential SFR properties and the acquisition and disposition of SFR properties. The Adviser’s duties did not change as a result of the Internalization. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold.

Tusk and Siete Portfolio Acquisitions
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The initial deposit forfeitures of the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2023.

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of June 30, 2023 and 2022, the VineBrook Portfolio consisted of 24,004 and 21,943 homes, respectively, in 18 states. As of June 30, 2023 and 2022, the VineBrook Portfolio had an occupancy of 89.8% and 82.5%, respectively, and a weighted average monthly effective rent of $1,201 and $1,102, respectively, per occupied home. As of June 30, 2023 and 2022, the occupancy of stabilized homes in our VineBrook Portfolio was 95.9% and 95.1%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,221 and $1,128, respectively. As of June 30, 2023 and 2022, 39.8% and 52.1%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized because the homes were in rehabilitation, were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of June 30, 2023.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,211	94.7%	$1,242	2,499	95.7%	$1,262
Dayton	OH	2,851	92.8%	1,177	2,507	96.6%	1,170
Columbus	OH	1,683	96.0%	1,224	1,473	96.6%	1,228
St. Louis	MO	2,281	80.2%	1,113	1,019	95.6%	1,135
Indianapolis	IN	1,473	92.6%	1,207	965	94.9%	1,240
Birmingham	AL	1,092	94.6%	1,218	493	94.3%	1,229
Columbia	SC	1,048	90.6%	1,308	428	96.3%	1,371
Kansas City	MO, KS	1,180	93.7%	1,245	737	96.7%	1,237
Jackson	MS	1,127	75.7%	1,167	633	95.6%	1,180
Memphis	TN, MS	1,597	80.7%	1,008	779	93.3%	1,047
Augusta	GA, SC	713	94.4%	1,149	372	96.2%	1,265
Milwaukee	WI	947	84.7%	1,205	489	96.7%	1,279
Atlanta	GA	774	88.6%	1,466	138	95.7%	1,793
Pittsburgh	PA	424	89.6%	1,075	267	97.8%	1,122
Pensacola	FL	300	95.7%	1,405	123	97.6%	1,471
Greenville	SC	398	94.2%	1,279	224	96.0%	1,387
Little Rock	AR	315	82.2%	1,021	249	94.4%	1,034
Huntsville	AL	298	92.6%	1,287	170	97.1%	1,314
Raeford	NC	250	96.0%	1,139	84	97.6%	1,253
Portales	NM	350	92.6%	1,121	119	95.0%	1,210
Omaha	NE, IA	319	92.5%	1,231	276	94.9%	1,249
Triad	NC	251	86.5%	1,340	153	96.7%	1,371
Montgomery	AL	331	94.6%	1,200	242	95.5%	1,226
Charleston	SC	12	100.0%	1,722	—	n/a	n/a
Sub-Total/Average		23,225	89.8%	$1,201	14,439	95.9%	$1,221
Held for Sale		779	n/a	n/a	n/a	n/a	n/a
Total/Average		24,004	89.8%	$1,201	14,439	95.9%	$1,221

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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of June 30, 2023, the NexPoint Homes portfolio consisted of 2,570 SFR homes primarily located in the midwestern and southeastern United States. As of June 30, 2023, NexPoint Homes had occupancy of approximately 93.3% with a weighted average monthly effective rent of $1,686 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period greater than 30 days. As of June 30, 2023, the number of stabilized homes in the NexPoint Homes portfolio was 2,404, the occupancy of stabilized homes was 99.7%, and the weighted average monthly effective rent of stabilized occupied homes was $1,692. See Note 5 to our consolidated financial statements, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.
The table below provides summary information regarding the NexPoint Homes portfolio as of June 30, 2023.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	93.8%	$1,993	199	99.5%	$2,003
Birmingham	AL	133	91.7%	1,551	122	100.0%	1,551
Charlotte	NC	68	97.1%	1,946	66	100.0%	1,946
Dallas/Ft Worth	TX	51	92.2%	2,281	47	100.0%	2,281
Fayetteville	AR	440	90.9%	1,593	402	99.5%	1,602
Huntsville	AL	71	88.7%	1,903	64	98.4%	1,934
Kansas City	MO, KS	146	93.2%	1,860	136	100.0%	1,860
Little Rock	AR	211	94.8%	1,389	200	100.0%	1,389
Memphis	TN, MS	158	90.5%	1,496	143	100.0%	1,496
Oklahoma City	OK	514	94.6%	1,637	487	99.8%	1,641
San Antonio	TX	199	95.0%	1,742	189	100.0%	1,742
Triad	NC	50	96.0%	1,718	48	100.0%	1,718
Tulsa	OK	176	95.5%	1,621	168	100.0%	1,621
Other (1)	AL,FL,KS,TX	142	92.3%	1,840	133	98.5%	1,874
Sub-Total/Average		2,570	93.3%	$1,686	2,404	99.7%	$1,692
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,570	93.3%	$1,686	2,404	99.7%	$1,692
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three and six months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Total revenues	$12,240	$24,363
Total expenses	23,262	42,526
Net loss	$(11,156)	$(18,222)
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

Investment income. Investment income includes income from the loan from the SFR OP to HomeSource Operations, LLC (the “HomeSource Note”). See Note 13 to our consolidated financial statements. Additionally, investment income in 2022 includes income from the investment in Ensign. See Note 5 to our consolidated financial statements.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements, which primarily includes forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.
Consolidated Results of Operations for the Three Months Ended June 30, 2023 and 2022
The three months ended June 30, 2023 compared to the three months ended June 30, 2022
The following table sets forth a summary of our consolidated operating results for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change
Total revenues	$88,643	$60,965	$27,678
Total expenses	(122,818)	(72,988)	(49,830)
Loss on extinguishment of debt	(89)	(1,001)	912
(Loss)/gain on sales and impairment of real estate, net	(14,601)	47	(14,648)
Investment income	89	1,339	(1,250)
Loss on forfeited deposits	(196)	—	(196)
Net loss	(48,972)	(11,638)	(37,334)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,219	(12)
Net loss attributable to redeemable noncontrolling interests in the OP	(7,346)	(1,771)	(5,575)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,794)	(1,191)	(3,603)
Net loss attributable to noncontrolling interests in consolidated VIEs	(689)	—	(689)
Net loss attributable to common stockholders	$(38,350)	$(10,895)	$(27,455)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, corporate general and administrative expenses, property general and administrative expenses, depreciation and amortization, interest expense and loss on sales and impairment of real estate, net, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $87.4 million for the three months ended June 30, 2023 compared to $59.4 million for the three months ended June 30, 2022, which was an increase of $28.0 million. The increase between the periods was primarily due to growth in our Portfolio and increases in rental rates over the past year.
Other income. Other income was $1.2 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022, which was a decrease of $0.3 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $17.7 million for the three months ended June 30, 2023 compared to $12.4 million for the three months ended June 30, 2022, which was an increase of $5.3 million. The increase between the periods was primarily due to growth in our Portfolio over the past year and an increase in repairs and maintenance, turnover and landscaping costs. For the three months ended June 30, 2023 and 2022, turn costs represented approximately 15% and 12%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $16.9 million for the three months ended June 30, 2023 compared to $10.9 million for the three months ended June 30, 2022, which was an increase of $6.0 million. The increase between the periods was primarily due to growth in our Portfolio over the past year as well as an increase in property tax assessments.

Property management fees. Property management fees were $4.8 million for the three months ended June 30, 2023 compared to $3.4 million for the three months ended June 30, 2022, which was an increase of $1.4 million. The increase between the periods was primarily due to growth in our Portfolio and increases in rental rates over the past year.
Advisory fees. Advisory fees were $5.8 million for the three months ended June 30, 2023 compared to $3.8 million for the three months ended June 30, 2022, which was an increase of $2.0 million. The increase between the periods was primarily due to increases in real estate assets under management and total debt principal outstanding.
Corporate general and administrative expenses. Corporate general and administrative expenses were $7.4 million for the three months ended June 30, 2023 compared to $2.5 million for the three months ended June 30, 2022, which was an increase of $4.9 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.
Property general and administrative expenses. Property general and administrative expenses were $6.6 million for the three months ended June 30, 2023 compared to $4.6 million for the three months ended June 30, 2022, which was an increase of $2.0 million. The increase between the periods was primarily due to growth in our Portfolio over the past year.
Depreciation and amortization. Depreciation and amortization costs were $32.1 million for the three months ended June 30, 2023 compared to $24.2 million for the three months ended June 30, 2022, which was an increase of $7.9 million. The increase between the periods was primarily due to growth in our Portfolio over the past year.
Interest expense. Interest expense was $31.5 million for the three months ended June 30, 2023 compared to $11.2 million for the three months ended June 30, 2022, which was an increase of $20.3 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding and witnessed an increase in our weighted average interest rate during the past year, which was partially offset by the change in fair value of interest rate derivatives included in interest expense, which reduced interest expense by approximately $3.1 million. The following table details the various costs included in interest expense for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change
Gross interest cost	$34,066	$14,022	$20,044
Capitalized interest	(2,610)	(2,867)	257
Total	$31,456	$11,155	$20,301
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.1 million for the three months ended June 30, 2023 compared to $1.0 million for the three months ended June 30, 2022, which was a decrease of $0.9 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity in the current year.
(Loss)/gain on sales and impairment of real estate, net. Loss on sales and impairment of real estate, net was $14.6 million for the three months ended June 30, 2023 compared to a gain of less than $0.1 million for the three months ended June 30, 2022, which was an increase in loss of $14.6 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and disposition activity in the current year. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.1 million for the three months ended June 30, 2023 compared to $1.3 million for the three months ended June 30, 2022, which was a decrease of $1.2 million. The decrease between the periods was primarily due to a decrease in interest income from the investment in Ensign, as this investment was redeemed on June 8, 2022.
Loss on forfeited deposits. Loss on forfeited deposits was $0.2 million for the three months ended June 30, 2023 compared $0.0 million for the three months ended June 30, 2022, which was an increase in loss of $0.2 million. The increase between the periods was primarily due to legal fees and other costs associated with the termination of acquisition agreements in the current year.

Consolidated Results of Operations for the Six Months Ended June 30, 2023 and 2022
The six months ended June 30, 2023 compared to the six months ended June 30, 2022
The following table sets forth a summary of our consolidated operating results for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change
Total revenues	$174,748	$113,282	$61,466
Total expenses	(243,805)	(128,025)	(115,780)
Loss on extinguishment of debt	(112)	(1,001)	889
(Loss)/gain on sales and impairment of real estate, net	(30,454)	54	(30,508)
Investment income	164	1,339	(1,175)
Loss on forfeited deposits	(41,910)	—	(41,910)
Net loss	(141,369)	(14,351)	(127,018)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	4,414	4,428	(14)
Net loss attributable to redeemable noncontrolling interests in the OP	(21,206)	(2,194)	(19,012)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(8,007)	(1,191)	(6,816)
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,001)	—	(1,001)
Net loss attributable to common stockholders	$(115,569)	$(15,394)	$(100,175)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, corporate general and administrative expenses, property general and administrative expenses, depreciation and amortization, interest expense, loss on sales and impairment of real estate, net and loss on forfeited deposits, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $171.9 million for the six months ended June 30, 2023 compared to $110.4 million for the six months ended June 30, 2022, which was an increase of $61.5 million. The increase between the periods was primarily due to growth in our Portfolio and increases in rental rates over the past year.
Other income. Other income was $2.8 million for the six months ended June 30, 2023 compared to $2.9 million for the six months ended June 30, 2022, which was a decrease of $0.1 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $35.7 million for the six months ended June 30, 2023 compared to $21.0 million for the six months ended June 30, 2022, which was an increase of $14.7 million. The increase between the periods was primarily due to growth in our Portfolio over the past year and an increase in repairs and maintenance, turnover and landscaping costs. For the six months ended June 30, 2023 and 2022, turn costs represented approximately 15% and 13%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $32.1 million for the six months ended June 30, 2023 compared to $20.5 million for the six months ended June 30, 2022, which was an increase of $11.6 million. The increase between the periods was primarily due to growth in our Portfolio over the past year as well as an increase in property tax assessments.
Property management fees. Property management fees were $11.1 million for the six months ended June 30, 2023 compared to $6.5 million for the six months ended June 30, 2022, which was an increase of $4.6 million. The increase between the periods was primarily due to growth in our Portfolio and increases in rental rates over the past year.
Advisory fees. Advisory fees were $10.6 million for the six months ended June 30, 2023 compared to $6.9 million for the six months ended June 30, 2022, which was an increase of $3.7 million. The increase between the periods was primarily due to increases in real estate assets under management and total debt principal outstanding.

Corporate general and administrative expenses. Corporate general and administrative expenses were $10.3 million for the six months ended June 30, 2023 compared to $4.6 million for the six months ended June 30, 2022, which was an increase of $5.7 million. The increase between the periods was primarily due to increases in equity-based compensation expense and other corporate expenses as our operations continued to gain scale.
Property general and administrative expenses. Property general and administrative expenses were $12.2 million for the six months ended June 30, 2023 compared to $7.5 million for the six months ended June 30, 2022, which was an increase of $4.7 million. The increase between the periods was primarily due to growth in our Portfolio over the past year.
Depreciation and amortization. Depreciation and amortization costs were $64.9 million for the six months ended June 30, 2023 compared to $40.2 million for the six months ended June 30, 2022, which was an increase of $24.7 million. The increase between the periods was primarily due to growth in our Portfolio over the past year.
Interest expense. Interest expense was $66.8 million for the six months ended June 30, 2023 compared to $20.8 million for the six months ended June 30, 2022, which was an increase of $46.0 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding and witnessed an increase in our weighted average interest rate during the past year, in addition to the change in fair value of interest rate derivatives included in interest expense of approximately $0.7 million. The following table details the various costs included in interest expense for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change
Gross interest cost	$73,211	$25,649	$47,562
Capitalized interest	(6,432)	(4,874)	(1,558)
Total	$66,779	$20,775	$46,004
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.1 million for the six months ended June 30, 2023 compared to $1.0 million for the six months ended June 30, 2022, which was a decrease of $0.9 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity in the current year.
(Loss)/gain on sales and impairment of real estate, net. Loss on sales and impairment of real estate, net was $30.5 million for the six months ended June 30, 2023 compared to a gain of $0.1 million for the six months ended June 30, 2022, which was an increase in loss of $30.5 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and disposition activity in the current year. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.2 million for the six months ended June 30, 2023 compared to $1.3 million for the six months ended June 30, 2022, which was a decrease of $1.1 million. The decrease between the periods was primarily due to a decrease in interest income from the investment in Ensign, as this investment was redeemed on June 8, 2022.
Loss on forfeited deposits. Loss on forfeited deposits was $41.9 million for the six months ended June 30, 2023 compared $0.0 million for the six months ended June 30, 2022, which was an increase in loss of $41.9 million. The increase between the periods was primarily due to forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.

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
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, property general and administrative expense, interest expense, gain (loss) on sales and impairment of real estate, which includes impairment charges and casualty gains or losses, advisory fees, depreciation and amortization expense, investment income, losses on forfeited deposits and other gains and losses, including loss on extinguishment of debt as determined under GAAP, and the level of capital expenditures and other costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three and six months ended June 30, 2023 and 2022 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(48,972)	$(11,638)	$(141,369)	$(14,351)
Adjustments to reconcile net loss to NOI:
Advisory fees	5,802	3,844	10,648	6,930
Corporate general and administrative expenses	7,409	2,478	10,305	4,640
Property general and administrative expenses	6,590	4,625	12,220	7,498
Depreciation and amortization	32,080	24,207	64,920	40,163
Interest expense	31,456	11,155	66,779	20,775
Loss on extinguishment of debt	89	1,001	112	1,001
Loss/(gain) on sales and impairment of real estate, net	14,601	(47)	30,454	(54)
Investment income	(89)	(1,339)	(164)	(1,339)
Loss on forfeited deposits	196	—	41,910	—
NOI	$49,162	$34,286	$95,815	$65,263
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three and six months ended June 30, 2023 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(37,816)	$(11,156)	$(48,972)	$(123,147)	$(18,222)	$(141,369)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,888	914	5,802	9,734	914	10,648
Corporate general and administrative expenses	5,072	2,337	7,409	7,447	2,858	10,305
Property general and administrative expenses	6,269	321	6,590	11,834	386	12,220
Depreciation and amortization	24,897	7,183	32,080	50,197	14,723	64,920
Interest expense	23,575	7,881	31,456	51,138	15,641	66,779
Loss on extinguishment of debt	89	—	89	112	—	112
Loss on sales and impairment of real estate, net	14,378	223	14,601	30,231	223	30,454
Investment income	—	(89)	(89)	—	(164)	(164)
Loss on forfeited deposits	196	—	196	41,910	—	41,910
NOI	$41,548	$7,614	$49,162	$79,456	$16,359	$95,815

Net Operating Income for Our Q2 Same Home and Non-Q2 Same Home Properties for the Three Months Ended June 30, 2023 and 2022
There are 8,280 homes in our Q2 2023 same home pool for the three months ended June 30, 2023 and 2022 (our “Q2 Same Home” properties). To be included as a “Q2 Same Home,” homes must be in the VineBrook reportable segment and (i) must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end or (ii) acquired as stabilized in advance of the first day of the initial reporting period and be held through the current reporting period-end. Q2 Same Home properties as of June 30, 2023 and June 30, 2022 were stabilized by October 1, 2021 and held through June 30, 2023 or acquired as stabilized on February 8, 2022 as a portion of the Prager Portfolio and held through June 30, 2023. Q2 Same Home properties do not include homes held for sale. Homes that are stabilized are included as Q2 Same Home properties, whether occupied or vacant. Consistent with the National Rental Home Council’s definition of stabilized, a property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Additionally, according to the National Rental Home Council, a property acquired and deemed to not be in need of an upfront renovation may be added to or withheld from the stabilized portfolio based on management’s discretion. Historically, we have generally purchased the majority of our properties in bulk and have not considered them stabilized on acquisition if we cannot confirm that each property in the acquired portfolio is not in need of an upfront renovation. The Company determined that 700 homes in a contiguous neighborhood acquired in connection with the acquisition of the Prager Portfolio were not in need of an upfront renovation and were considered stabilized upon acquisition and were held during the entirety of the three months ended June 30, 2023 and 2022, as such were added to the Q2 Same Home pool. We view Q2 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2023 and 2022 for our Q2 Same Home properties, which total 8,280 properties for the three months ended June 30, 2023 and 2022, and Non-Q2 Same Home properties (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Q2 Same Home
Rental income (1)	$28,249	$26,064	$2,185	8.4%
Other income (1)	73	374	(301)	-80.5%
Q2 Same Home revenues	28,322	26,438	1,884	7.1%
Non-Q2 Same Home
Rental income (1)	58,523	32,716	25,807	78.9%
Other income (1)	282	496	(214)	-43.1%
Non-Q2 Same Home revenues	58,805	33,212	25,593	77.1%
Total revenues	87,127	59,650	27,477	46.1%

Operating expenses
Q2 Same Home
Property operating expenses (1)	5,344	4,186	1,158	27.7%
Real estate taxes and insurance	5,141	4,221	920	21.8%
Property management fees (2)	1,410	1,495	(85)	-5.7%
Q2 Same Home operating expenses	11,895	9,902	1,993	20.1%
Non-Q2 Same Home
Property operating expenses (1)	10,871	6,856	4,015	58.6%
Real estate taxes and insurance	11,779	6,693	5,086	76.0%
Property management fees (2)	3,420	1,913	1,507	78.8%
Non-Q2 Same Home operating expenses	26,070	15,462	10,608	68.6%
Total operating expenses	37,965	25,364	12,601	49.7%

NOI
Q2 Same Home	16,427	16,536	(109)	-0.7%
Non-Q2 Same Home	32,735	17,750	14,985	84.4%
Total NOI	$49,162	$34,286	$14,876	43.4%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Q2 Same Home Results of Operations for the Three Months Ended June 30, 2023 and 2022
As of June 30, 2023, our Q2 Same Home properties were approximately 95.5% occupied with a weighted average monthly effective rent per occupied home of $1,182. As of June 30, 2022, our Q2 Same Home properties were approximately 94.7% occupied with a weighted average monthly effective rent per occupied home of $1,100. For our Q2 Same Home properties, we recorded the following operating results for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022:
Revenues
Rental income. Rental income was $28.2 million for the three months ended June 30, 2023 compared to $26.1 million for the three months ended June 30, 2022, which was an increase of approximately $2.1 million, or 8.4%. The increase is related to a 7.5% increase in the weighted average monthly effective rent per occupied home and a 0.8% increase in occupancy.
Other income. Other income was $0.1 million for the three months ended June 30, 2023 compared to $0.4 million for the three months ended June 30, 2022, which was a decrease of approximately $0.3 million, or 80.5%. The decrease is related to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $5.3 million for the three months ended June 30, 2023 compared to $4.2 million for the three months ended June 30, 2022, which was an increase of approximately $1.1 million, or 27.7%. The increase is primarily related to an increase in repair and maintenance expenses of approximately $0.4 million, an increase in turn costs of approximately $0.2 million, an increase in landscaping costs of approximately $0.2 million and an increase in water and sewer costs of approximately $0.2 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $5.1 million for the three months ended June 30, 2023 compared to $4.2 million for the three months ended June 30, 2022, which was an increase of approximately $0.9 million, or 21.8%. The increase is primarily related to an increase in real estate taxes of approximately $0.9 million.
Property management fees. Property management fees remained relatively consistent at $1.4 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022, which was a decrease of less than $0.1 million.
The following table reflects a reconciliation of Q2 Same Home and Non-Q2 Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022
Q2 Same Home revenues	$28,322	$26,438
Non-Q2 Same Home revenues	58,805	33,212
Chargebacks	1,516	1,315
Total revenues	88,643	60,965

Q2 Same Home operating expenses	11,895	9,902
Non-Q2 Same Home operating expenses	26,070	15,462
Chargebacks	1,516	1,315
Total operating expenses	$39,481	$26,679

Net Operating Income for Our Same Home and Non-Same Home Properties for the Six Months Ended June 30, 2023 and 2022
There are 7,580 homes in our 2023 same home pool for the six months ended June 30, 2023 and 2022 (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the six months ended June 30, 2023 and 2022 were stabilized by October 1, 2021 and held through June 30, 2023. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods. Same Home results for the six months ended June 30, 2023 and 2022 exclude the impact of the 700 homes acquired in connection with the acquisition of the Prager Portfolio on February 8, 2022 that are included in the Q2 Same Home pool described above because these homes were not owned for the entirety of the six months ended June 30, 2023 and 2022.
The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2023 and 2022 for our Same Home properties, which total 7,580 properties for the six months ended June 30, 2023 and 2022, and Non-Same Home properties (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Same Home
Rental income (1)	$50,460	$47,107	$3,353	7.1%
Other income (1)	134	707	(573)	-81.0%
Same Home revenues	50,594	47,814	2,780	5.8%
Non-Same Home
Rental income (1)	118,743	62,182	56,561	91.0%
Other income (1)	2,080	994	1,086	109.3%
Non-Same Home revenues	120,823	63,176	57,647	91.2%
Total revenues	171,417	110,990	60,427	54.4%

Operating expenses
Same Home
Property operating expenses (1)	10,001	7,259	2,742	37.8%
Real estate taxes and insurance	9,666	7,884	1,782	22.6%
Property management fees (2)	3,159	2,770	389	14.0%
Same Home operating expenses	22,826	17,913	4,913	27.4%
Non-Same Home
Property operating expenses (1)	22,381	11,493	10,888	94.7%
Real estate taxes and insurance	22,429	12,572	9,857	78.4%
Property management fees (2)	7,966	3,749	4,217	112.5%
Non-Same Home operating expenses	52,776	27,814	24,962	89.7%
Total operating expenses	75,602	45,727	29,875	65.3%

NOI
Same Home	27,768	29,901	(2,133)	-7.1%
Non-Same Home	68,047	35,362	32,685	92.4%
Total NOI	$95,815	$65,263	$30,552	46.8%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Six Months Ended June 30, 2023 and 2022
As of June 30, 2023, our Same Home properties were approximately 95.6% occupied with a weighted average monthly effective rent per occupied home of $1,177. As of June 30, 2022, our Same Home properties were approximately 94.6% occupied with a weighted average monthly effective rent per occupied home of $1,098. For our Same Home properties, we recorded the following operating results for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:
Revenues
Rental income. Rental income was $50.5 million for the six months ended June 30, 2023 compared to $47.1 million for the six months ended June 30, 2022, which was an increase of approximately $3.4 million, or 7.1%. The increase is related to a 7.2% increase in the weighted average monthly effective rent per occupied home and a 1.1% increase in occupancy.
Other income. Other income was $0.1 million for the six months ended June 30, 2023 compared to $0.7 million for the six months ended June 30, 2022, which was a decrease of approximately $0.6 million, or 81.0%. The decrease is related to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $10.0 million for the six months ended June 30, 2023 compared to $7.3 million for the six months ended June 30, 2022, which was an increase of approximately $2.7 million, or 37.8%. The increase is primarily related to an increase in repair and maintenance expenses of approximately $1.0 million, an increase in turn costs of approximately $0.8 million, an increase in water and sewer costs of approximately $0.4 million and an increase in landscaping costs of approximately $0.4 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $9.7 million for the six months ended June 30, 2023 compared to $7.9 million for the six months ended June 30, 2022, which was an increase of approximately $1.8 million, or 22.6%. The increase is primarily related to an increase in real estate taxes of approximately $1.7 million.
Property management fees. Property management fees were $3.2 million for the six months ended June 30, 2023 compared to $2.8 million for the six months ended June 30, 2022, which was an increase of approximately $0.4 million or 14.0%. The increase is related to an increase in rental income resulting in a higher property management fee.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022
Same Home revenues	$50,594	$47,814
Non-Same Home revenues	120,823	63,176
Chargebacks	3,331	2,292
Total revenues	174,748	113,282

Same Home operating expenses	22,826	17,913
Non-Same Home operating expenses	52,776	27,814
Chargebacks	3,331	2,292
Total operating expenses	$78,933	$48,019

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
Basic and diluted weighted average shares in our VineBrook FFO/Core FFO/AFFO table includes both our Shares and OP Units. NexPoint Homes Shares and SFR OP Units are not part of this count as the metrics in the VineBrook FFO/Core FFO/AFFO table only pertain to the VineBrook reportable segment.
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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for the three and six months ended June 30, 2023 and 2022. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to common stockholders	$(33,148)	$(5,202)	$(38,350)	$(107,102)	$(8,467)	$(115,569)
Net loss attributable to redeemable NCI in the OP	(6,875)	(471)	(7,346)	(20,459)	(747)	(21,206)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(4,794)	(4,794)	—	(8,007)	(8,007)
Net loss attributable to NCI in consolidated VIEs	—	(689)	(689)	—	(1,001)	(1,001)

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to common stockholders	$(9,580)	$(1,315)	$(10,895)	$(14,079)	$(1,315)	$(15,394)
Net loss attributable to redeemable NCI in the OP	(1,283)	(488)	(1,771)	(1,706)	(488)	(2,194)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(1,191)	(1,191)	—	(1,191)	(1,191)

The three months ended June 30, 2023 as compared to the three months ended June 30, 2022
The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment’s net loss for the three months ended June 30, 2023 and 2022, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net loss attributable to common stockholders	$(33,148)	$(9,580)	$(23,568)	246.0%
Net loss attributable to NCI in the OP	(6,875)	(1,283)	(5,592)	435.9%
Depreciation and amortization	24,897	23,412	1,485	6.3%
Loss/(gain) on sales and impairment of real estate, net	14,378	(47)	14,425	N/M
FFO attributable to common stockholders and NCI in the OP	(748)	12,502	(13,250)	-106.0%

FFO per share - basic	$(0.03)	$0.43	$(0.46)	-107.0%
FFO per share - diluted	$(0.03)	$0.42	$(0.45)	-107.1%

Investment income (1)	1,255	240	1,015	422.9%
Loss on forfeited deposits	196	—	196	100.0%
Amortization of deferred financing costs	2,293	1,793	500	27.9%
Loss on extinguishment of debt	89	1,001	(912)	-91.1%
Change in fair value of interest rate derivatives included in interest expense	(3,098)	—	(3,098)	-100.0%
Equity-based compensation expense	2,259	1,617	642	39.7%
Core FFO attributable to common stockholders and NCI in the OP	2,246	17,153	(14,907)	-86.9%

Core FFO per share - basic	$0.08	$0.59	$(0.51)	-86.4%
Core FFO per share - diluted	$0.08	$0.58	$(0.50)	-86.2%

Recurring capital expenditures	(4,958)	(2,777)	(2,181)	78.5%
AFFO attributable to common stockholders and NCI in the OP	(2,712)	14,376	(17,088)	-118.9%

AFFO per share - basic	$(0.09)	$0.49	$(0.58)	-118.4%
AFFO per share - diluted	$(0.09)	$0.49	$(0.58)	-118.4%

Weighted average shares outstanding - basic	28,863	29,092
Weighted average shares outstanding - diluted (2)	29,345	29,578

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to common stockholders per share/unit - diluted (3)	$(1.55)	$(0.43)
Net loss attributable to common stockholders Coverage - diluted (4)	-2.92x	-0.81x
FFO Coverage - diluted (5)	-0.06x	0.79x
Core FFO Coverage - diluted (5)	0.15x	1.09x
AFFO Coverage - diluted (5)	-0.17x	0.92x
(1)Investment income in the table above includes approximately $0.4 million of interest income from the NexPoint Homes Convertible Notes and approximately $0.8 million of dividend income from the investment in NexPoint Homes for the three months ended June 30, 2023. Additionally, investment income in the table above includes approximately $0.2 million of interest income from the NexPoint Homes Convertible Notes for the three months ended June 30, 2022. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)For the three months ended June 30, 2023 and 2022, includes approximately 471,000 shares and 444,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO.

(3)For the three months ended June 30, 2023 and 2022, the net loss attributable to common stockholders per share/unit (diluted) includes $(0.21) per common share and $(0.05) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.
(4)Indicates coverage ratio of net loss attributable to common stockholders per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
VineBrook FFO was $(0.7 million) for the three months ended June 30, 2023 compared to $12.5 million for the three months ended June 30, 2022, which was a decrease of approximately $13.2 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook reportable segment’s total property operating expenses of $9.5 million, the VineBrook reportable segment’s advisory fees of $1.0 million, the VineBrook reportable segment’s corporate general and administrative expenses of $2.6 million, the VineBrook reportable segment’s property general and administrative expenses of $2.7 million and the VineBrook reportable segment’s interest expense of $13.4 million, partially offset by an increase in the VineBrook reportable segment’s rental income of $17.7 million.
VineBrook Core FFO was $2.2 million for the three months ended June 30, 2023 compared to $17.2 million for the three months ended June 30, 2022, which was a decrease of approximately $15.0 million. The change in VineBrook Core FFO between the periods primarily relates to a decrease in VineBrook FFO and decreases in the VineBrook reportable segment’s loss on extinguishment of debt of $0.9 million and the change in fair value of interest rate derivatives included in interest expense of $3.1 million, partially offset by an increase in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $1.0 million.
VineBrook AFFO was $(2.7 million) for the three months ended June 30, 2023 compared to $14.4 million for the three months ended June 30, 2022, which was a decrease of approximately $17.1 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $2.2 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share for the three months ended June 30, 2022 were primarily related to a 132.1% change in VineBrook interest expense (or 133.9% on a per share basis). The weighted average interest rate of debt increased from 3.6611% as of June 30, 2022 to 7.1302% as of June 30, 2023 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of increasing interest rates.

The six months ended June 30, 2023 as compared to the six months ended June 30, 2022
The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment’s net loss for the six months ended June 30, 2023 and 2022, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net loss attributable to common stockholders	$(107,102)	$(14,079)	$(93,023)	660.7%
Net loss attributable to NCI in the OP	(20,459)	(1,706)	(18,753)	1099.2%
Depreciation and amortization	50,197	39,368	10,829	27.5%
Loss/(gain) on sales and impairment of real estate, net	30,231	(54)	30,285	N/M
FFO attributable to common stockholders and NCI in the OP	(47,133)	23,529	(70,662)	-300.3%

FFO per share - basic	$(1.64)	$0.84	$(2.48)	-295.2%
FFO per share - diluted	$(1.64)	$0.82	$(2.46)	-300.0%

Investment income (1)	2,546	240	2,306	960.8%
Loss on forfeited deposits	41,910	—	41,910	100.0%
Amortization of deferred financing costs	4,620	3,319	1,301	39.2%
Loss on extinguishment of debt	112	1,001	(889)	-88.8%
Change in fair value of interest rate derivatives included in interest expense	747	—	747	100.0%
Equity-based compensation expense	4,027	3,072	955	31.1%
Core FFO attributable to common stockholders and NCI in the OP	6,829	31,161	(24,332)	-78.1%

Core FFO per share - basic	$0.24	$1.11	$(0.87)	-78.4%
Core FFO per share - diluted	$0.23	$1.09	$(0.86)	-78.9%

Recurring capital expenditures	(8,991)	(5,183)	(3,808)	73.5%
AFFO attributable to common stockholders and NCI in the OP	(2,162)	25,978	(28,140)	-108.3%

AFFO per share - basic	$(0.08)	$0.93	$(1.01)	-108.6%
AFFO per share - diluted	$(0.08)	$0.91	$(0.99)	-108.8%

Weighted average shares outstanding - basic	28,754	28,047
Weighted average shares outstanding - diluted (2)	29,212	28,537

Dividends declared per share	$1.0602	$1.0602

Net loss attributable to common stockholders per share/unit - diluted (3)	$(4.69)	$(0.63)
Net loss attributable to common stockholders Coverage - diluted (4)	-4.42x	-0.59x
FFO Coverage - diluted (5)	-1.55x	0.77x
Core FFO Coverage - diluted (5)	0.22x	1.03x
AFFO Coverage - diluted (5)	-0.08x	0.86x
(1)Investment income in the table above includes approximately $0.9 million of interest income from the NexPoint Homes Convertible Notes and approximately $1.7 million of dividend income from the investment in NexPoint Homes for the six months ended June 30, 2023. Additionally, investment income in the table above includes approximately $0.2 million of interest income from the NexPoint Homes Convertible Notes for the six months ended June 30, 2022. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)For the six months ended June 30, 2023 and 2022, includes approximately 471,000 shares and 444,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO.

(3)For the six months ended June 30, 2023 and 2022, the net loss attributable to common stockholders per share/unit (diluted) includes $(0.34) per common share and $(0.05) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.
(4)Indicates coverage ratio of net loss attributable to common stockholders per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
VineBrook FFO was $(47.1 million) for the six months ended June 30, 2023 compared to $23.5 million for the six months ended June 30, 2022, which was a decrease of approximately $70.6 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook reportable segment’s total property operating expenses of $24.3 million, the VineBrook reportable segment’s advisory fees of $2.8 million, the VineBrook reportable segment’s corporate general and administrative expenses of $2.8 million, the VineBrook reportable segment’s property general and administrative expenses of $5.4 million, the VineBrook reportable segment’s interest expense of $31.4 million and the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million partially offset by an increase in the VineBrook reportable segment’s rental income of $39.6 million.
VineBrook Core FFO was $6.8 million for the six months ended June 30, 2023 compared to $31.2 million for the six months ended June 30, 2022, which was a decrease of approximately $24.4 million. The change in VineBrook Core FFO between the periods primarily relates to a decrease in VineBrook FFO, partially offset by increases in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $2.3 million and the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million, which are each added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $(2.2 million) for the six months ended June 30, 2023 compared to $26.0 million for the six months ended June 30, 2022, which was a decrease of approximately $28.2 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $3.8 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share for the six months ended June 30, 2022 were primarily related to a 158.6% change in VineBrook interest expense (or 152.6% on a per share basis). The weighted average interest rate of debt increased from 3.6611% as of June 30, 2022 to 7.1302% as of June 30, 2023 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of increasing interest rates. Additionally, the change in diluted VineBrook FFO per share includes the impact of initial deposit forfeitures of $41.0 million related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements, which is an infrequent and unusual item.
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

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04
March 31, 2023	61.32
June 30, 2023	61.63

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
•advisory fees payable to our Adviser;
•general and administrative expenses;
•capital expenditures related to upcoming acquisitions and rehabilitation of owned homes; and
•offering expenses related to raising equity.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility has an additional $16.8 million of capacity as of June 30, 2023.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, renovations and other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has approximately $318.5 million of debt obligations coming due from June 30, 2023 through 12-months from the report issuance date and does not currently have sufficient liquidity to satisfy the obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to make partial loan pay downs, may seek to refinance certain debt instruments, may seek additional capital through private equity offerings or through other sources of financings, may sell homes from its portfolio and may modify operations. While management believes its plans will be sufficient, the ability to execute its plans is not within management’s control. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
We believe that our available cash, expected operating cash flows, net proceeds from the sale of homes and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2023, except as would not be expected to have a material adverse effect. We believe that the various sources of long-term capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements in the long-term, except as would not be expected to have a material adverse effect.
Cash Flows
The six months ended June 30, 2023 as compared to the six months ended June 30, 2022
The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by operating activities	$15,394	$45,252	$(29,858)
Net cash used in investing activities	(23,005)	(892,924)	869,919
Net cash (used in)/provided by financing activities	(44,391)	876,028	(920,419)
Change in cash and restricted cash	(52,002)	28,356	(80,358)
Cash and restricted cash, beginning of period	114,749	74,997	39,752
Cash and restricted cash, end of period	$62,747	$103,353	$(40,606)
Cash flows from operating activities. During the six months ended June 30, 2023, net cash provided by operating activities was $15.4 million compared to net cash provided by operating activities of $45.3 million for the six months ended June 30, 2022. The change in cash flows from operating activities was due to an increase in interest expense and other expenses partially offset by an increase in net operating income.
Cash flows from investing activities. During the six months ended June 30, 2023, net cash used in investing activities was $23.0 million compared to net cash used in investing activities of $892.9 million for the six months ended June 30, 2022. The change in cash flows from investing activities was mainly due to a decrease in acquisitions of real estate investments, a decrease in acquisition of NexPoint Homes through VIE consolidation, net of cash received and an increase in net proceeds from sales of real estate.
Cash flows from financing activities. During the six months ended June 30, 2023, net cash used in financing activities was $44.4 million compared to net cash provided by financing activities of $876.0 million for the six months ended June 30, 2022. The change in cash flows from financing activities was mainly due to decreases in credit facilities proceeds received, bridge facilities proceeds received and proceeds from the issuance of Class A common stock.

Debt, Derivatives and Hedging Activity
Debt
As of June 30, 2023, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $2.0 billion at a weighted average interest rate of 7.1302% and an adjusted weighted average interest rate of 4.9508%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.2219%, representing a weighted average fixed rate for one-month London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”) for the applicable interest period (“one-month term SOFR”) and daily SOFR, on our combined $1.5 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.5 billion of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of June 30, 2023:

	Type	Outstanding Principal as of June 30, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$238,520	6.77%	12/1/2025
Warehouse Facility	Floating	1,257,357	7.34%	11/3/2024	(2)
JPM Facility	Floating	333,173	7.94%	1/31/2025	(3)
Bridge Facility III	Floating	58,195	8.14%	12/31/2023
MetLife Note	Fixed	120,753	3.25%	1/31/2026
TrueLane Mortgage	Fixed	10,050	5.35%	2/1/2028
Crestcore II Note	Fixed	4,444	5.12%	7/9/2029
Crestcore IV Note	Fixed	3,623	5.12%	7/9/2029
Total Outstanding Principal		$2,026,115
(1)Represents the interest rate as of June 30, 2023. Except for fixed rate debt, the interest rate is one-month LIBOR, daily SOFR or one-month term SOFR, plus an applicable margin. One-month LIBOR as of June 30, 2023 was 5.2177%, daily SOFR as of June 30, 2023 was 5.0900% and one-month term SOFR as of June 30, 2023 was 5.1408%.
(2)This is the stated maturity for the Warehouse Facility, but it is subject to extension options.
(3)This is the stated maturity for the JPM Facility, but it is subject to a 12-month extension option.
In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above, the NexPoint Homes reportable segment had $578.1 million of debt outstanding at June 30, 2023 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5, 7 and 13 to the consolidated financial statements.
We have included a summary of any significant changes in debt agreements for the VineBrook reportable segment below.

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate swap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. As of June 30, 2023, the JPM Facility had $16.8 million in available capacity.

On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates in the Series B Preferred Offering under the Reserved Share Program, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity.

On December 28, 2022, the Company entered into a bridge credit agreement through the OP with Raymond James Bank, and subsequently borrowed $75.0 million (the “Bridge Facility III”). The Bridge Facility III accrues interest at one-month term SOFR plus a margin of 3.0%. The Bridge Facility III matures on September 30, 2023 and requires periodic principal payments and monthly interest payments.

On April 17, 2023, the Company, through the OP, entered into the first amendment to the bridge credit agreement with Raymond James Bank (the “Bridge Facility III Amendment No. 1”), which amended the Bridge Facility III. The Bridge Facility III Amendment No. 1 increased the borrowing capacity of the Bridge Facility III by $25.0 million to $100.0 million and requires repayment of the principal amount outstanding so that (1) by May 30, 2023, no more than $66.7 million remains outstanding, (2) by June 30, 2023, no more than $40.0 million remains outstanding and (3) by August 30, 2023, no more than $20.0 million remains outstanding. In connection with the Bridge Facility III Amendment No. 1, on April 19, 2023, the Company drew $25.0 million on the Bridge Facility III. Subsequently, the Company repaid $41.8 million of principal on the Bridge Facility III through June 30, 2023.

On July 7, 2023, the Company entered into the second amendment to Bridge Facility III with Raymond James, in which the lenders under Bridge Facility III have agreed to a waiver under the Bridge Facility III permitting the Company to pay, on or before July 21, 2023, the remaining principal payment of approximately $18.2 million previously due on June 30, 2023. On July 26, 2023, the Company and the lenders under the Bridge Facility III entered into a letter agreement permitting the Company to pay, on or before August 4, 2023, the remaining principal payment of approximately $18.2 million previously due on June 21, 2023. On July 31, 2023, the Company entered into a Waiver and Third Amendment to Bridge Facility III with Raymond James Bank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the extension of the maturity date to December 31, 2023, (2) the revision of certain financial tests required under the Bridge Facility III; (3) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (4) a modification of the applicable rates; (5) a modification of certain covenants; (6) prepayments of outstanding amounts under the Bridge Facility III until the amount outstanding has been repaid in full; (7) consent for the sale of shares to directors, officers and other affiliates in the Series B Preferred Offering; and (8) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. The balance of the Bridge Facility III, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets. We expect to repay the Bridge Facility III with cash flows from operations, net proceeds from the sale of homes or through the sale of securities.
As of the date of this filing, the Company was in compliance with all debt covenants in all of its debt agreements related to the VineBrook reportable segment.
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
Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 13 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.2 billion. As of June 30, 2023, the interest rate swaps we have entered into effectively replace the floating interest rate (one-month LIBOR or daily SOFR) with respect to $1.2 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.3994%. As of June 30, 2023, interest rate swap agreements effectively covered $1.2 billion, or 64.6%, of our $1.9 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.3994%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on one-month LIBOR or daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.

On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA (“Goldman”) with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.
Reference Rate Reform
LIBOR ceased publication on June 30, 2023. The Company holds debt and derivatives that use LIBOR as the reference rate as of June 30, 2023. Beginning on July 1, 2023, LIBOR rates will be replaced with SOFR as the reference rate for the remaining LIBOR debt and derivative instruments, with applicable spread adjustments. The Company does not anticipate any material changes for all-in rates of debt or derivative instruments from the cessation of LIBOR and transition to SOFR as the reference rate.
REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three and six months ended June 30, 2023 and 2022. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes intends to be taxed as a REIT under Sections 856 through 860 of the Code, which will occur upon filing the NexPoint Homes tax return for the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2023. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions in corporate general and administrative expense on our consolidated statements of operations and comprehensive income (loss).

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
Inflation
Inflation primarily impacts our results of operations as a result of increased operating costs, including property operating expenses such as turnover, repair and maintenance costs, real estate taxes, and corporate and property general and administrative expenses. There has also been a corresponding increase in rents nationwide that has affected the real estate market. The majority of our lease terms are for a period of one year or less and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities. While high levels of inflation may also negatively impact consumer income, credit availability, and spending, among other factors and limit our resident's ability to absorb rent increases, due to the short-term nature of our leases, we do not believe this had a material impact on our results of operations for the three months ended June 30, 2023.
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
Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three and six months ended June 30, 2023, the Company recorded approximately $14.2 million and $27.3 million of impairment charges on real estate assets, respectively, which are included in (loss)/gain on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). No significant impairments on real estate assets were recorded during the years ended December 31, 2022 and 2021 or the three and six months ended June 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information regarding the DRIP that have not been previously disclosed in Current Reports on Form 8-K (dollars in thousands, except per share amounts).

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
June 30, 2023	111,664	$59.48	$6,642
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

Amended and Restated Share Repurchase Plan

On April 24, 2023 the Board approved an amended and restated share repurchase plan (the “Amended Share Repurchase Plan”). The Amended Share Repurchase Plan superseded and replaced the Company’s share repurchase plan that began on November 1, 2019 (the “Prior Share Repurchase Plan”). The Amended Share Repurchase Plan is substantially similar to the Prior Share Repurchase Plan, but (i) clarifies that to have Shares repurchased, the repurchase request and required documentation must be received by the last business day of the first month of such quarter, (ii) clarifies that repurchase requests not delivered timely on the last business day of the first month of a quarter will not be executed and must be resubmitted after the start of the next quarter and (iii) removes references to the Private Offering that was terminated on September 14, 2022 and a fee on early repurchases that fell away on November 1, 2020.

Under the Amended Share Repurchase Plan, investors may request on a quarterly basis that the Company repurchase all or a portion of their Shares. Under the Amended Share Repurchase Plan, Shares will be repurchased at the then-current NAV per share in effect. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. The Company is not obligated to repurchase any Shares under the Amended Share Repurchase Plan and may choose to repurchase only some, or even none, of the Shares that have been asked to be repurchased in any particular quarter, in the sole discretion of the Board. Notwithstanding any suspension of the Amended Share Repurchase Plan, the Board may permit the repurchase of Shares held by a stockholder who has died, is deemed to have a qualified disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) or similar extenuating hardship circumstances, subject to the conditions and limitations in the Amended Share Repurchase Plan.

Under the Amended Share Repurchase Plan, investors may request that the Company repurchase all or a portion of their Shares by submitting a repurchase request and required documentation to our transfer agent by 4:00 p.m. (Eastern time) on the last business day of the first month of any quarter. Settlements of share repurchases will be made in cash within three business days of the last calendar day of such quarter (a “repurchase date”). An investor may withdraw his or her repurchase request by notifying the Company’s transfer agent, directly or through his or her financial intermediary, on the Company’s toll-free automated telephone customer service number by 4:00 p.m. (Eastern time) on the applicable repurchase date (or, if such repurchase date is not a business day, the prior business day). If a repurchase order is received after 4:00 p.m. (Eastern time) on the last business day of the first month of a quarter, the purchase order will not be executed and must be resubmitted after the start of the next quarter.

The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	2,920	61.32	2,920	76,146
Total	2,920	$61.32	2,920	$76,146

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P., dated June 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 30, 2023).

10.2	VineBrook Homes Trust, Inc. Share Repurchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 27, 2023).

31.1*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ Brian Mitts		August 14, 2023
Brian Mitts	President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)