Form 10-Q
period 2023-09-30
VINEBROOK HOMES TRUST, INC.
filed 2023-11-14
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, the registrant had 25,002,067 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended September 30, 2023
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, repayment of the Bridge Facility III (as defined below), repayment of the Warehouse Facility (as defined below), and the JPM Facility (as defined below), contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•risks related to our use of leverage and our ability to modify or extend debt;
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
iii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Operating real estate investments
Land	$562,508	$632,278
Buildings and improvements	2,872,008	3,098,258
Intangible lease assets	14	6,319
Total gross operating real estate investments	3,434,530	3,736,855
Accumulated depreciation and amortization	(246,061)	(171,648)
Total net operating real estate investments	3,188,469	3,565,207
Real estate held for sale, net	171,347	3,360
Total net real estate investments	3,359,816	3,568,567
Investments, at fair value	2,500	2,500
Cash	34,115	76,751
Restricted cash	51,611	37,998
Accounts and other receivables	26,241	13,292
Due from Manager (see Note 13)	—	1,350
Prepaid and other assets	31,213	65,466
Interest rate derivatives, at fair value	75,694	70,813
Intangible assets, net	4,082	—
Goodwill	19,268	—
TOTAL ASSETS	$3,604,540	$3,836,737

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$943,940	$947,499
Credit facilities, net	1,513,314	1,580,108
Bridge facility, net	30,270	73,622
Accounts payable and other accrued liabilities	51,407	47,405
Due to Manager (see Note 13)	—	3,110
Accrued real estate taxes payable	44,872	34,992
Accrued interest payable	22,060	14,945
Security deposit liability	26,129	25,605
Prepaid rents	3,877	5,936
Total Liabilities	2,635,869	2,733,222

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	122,049	121,662
Redeemable noncontrolling interests in the OP	254,687	240,647
Redeemable noncontrolling interests in consolidated VIEs	105,413	112,972
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 24,891,529 and 24,615,364 shares issued and outstanding, respectively	250	248
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 0 shares issued and outstanding, respectively	25	—
Additional paid-in capital	786,970	737,129
Distributions in excess of retained earnings	(362,862)	(160,048)
Accumulated other comprehensive income	49,353	43,999
Total Stockholders' Equity	473,736	621,328
Noncontrolling interests in consolidated VIEs	12,786	6,906
TOTAL LIABILITIES AND EQUITY	$3,604,540	$3,836,737
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$87,210	$71,594	$259,121	$182,016
Other income	1,525	2,044	4,362	4,904
Total revenues	88,735	73,638	263,483	186,920
Expenses
Property operating expenses	20,889	12,592	56,602	33,636
Real estate taxes and insurance	16,935	12,260	49,030	32,716
Property management fees	1,940	3,844	13,065	10,363
Advisory fees	5,637	4,313	16,285	11,243
General and administrative expenses	13,860	7,074	36,385	19,212
Depreciation and amortization	31,610	28,693	96,530	68,856
Interest expense	34,292	16,875	101,071	37,650
Total expenses	125,163	85,651	368,968	213,676
Loss on extinguishment of debt	(164)	(2,468)	(276)	(3,469)
Loss on sales and impairment of real estate, net	(34,654)	(140)	(65,108)	(86)
Investment income	101	—	265	1,339
Loss on forfeited deposits	(292)	—	(42,202)	—
Internalization costs	(917)	—	(917)	—
Net loss	(72,354)	(14,621)	(213,723)	(28,972)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,226	6,621	6,654
Net loss attributable to redeemable noncontrolling interests in the OP	(10,853)	(1,782)	(32,059)	(3,976)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,684)	(3,112)	(11,691)	(4,303)
Net loss attributable to noncontrolling interests in consolidated VIEs	(565)	(113)	(1,566)	(113)
Net loss attributable to stockholders	$(59,459)	$(11,840)	$(175,028)	$(27,234)
Other comprehensive (loss)/income
Unrealized gain on interest rate hedges	163	29,356	6,297	54,866
Total comprehensive (loss)/income	(72,191)	14,735	(207,426)	25,894
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,226	6,621	6,654
Comprehensive (loss)/income attributable to redeemable noncontrolling interests in the OP	(10,830)	2,621	(31,116)	4,373
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,684)	(3,112)	(11,691)	(4,303)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(565)	(113)	(1,566)	(113)
Comprehensive (loss)/income attributable to stockholders	$(59,319)	$13,113	$(169,674)	$19,283

Weighted average common shares outstanding - basic	24,894	25,124	24,673	24,545
Weighted average common shares outstanding - diluted	24,894	25,124	24,673	24,545

Loss per share - basic	$(2.39)	$(0.47)	$(7.09)	$(1.11)
Loss per share - diluted	$(2.39)	$(0.47)	$(7.09)	$(1.11)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended September 30, 2023	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2023	—	$—	24,894,319	$250	$731,937	$(302,370)	$49,213	$479,030
Net loss attributable to stockholders					—	(59,459)	—	(59,459)
Issuance of Class A common stock			—	—	10	—	—	10
Redemptions of Class A common stock			(2,790)	—	(172)	—	—	(172)
Issuance of Series B preferred stock, net of offering costs	2,548,240	25	—	—	60,804	—	—	60,829
Equity-based compensation			—	—	1,287	—	—	1,287
Common stock dividends declared ($0.5301 per share)					—	(8)	—	(8)
Series B preferred stock dividends declared						(1,025)		(1,025)
Other comprehensive income attributable to stockholders					—	—	140	140
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(3,534)	—	—	(3,534)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(3,362)	—	—	(3,362)
Balances, September 30, 2023	2,548,240	$25	24,891,529	$250	$786,970	$(362,862)	$49,353	$473,736

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Nine Months Ended September 30, 2023	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	—	$—	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to stockholders					—	(175,028)	—	(175,028)
Issuance of Class A common stock			221,698	2	12,499	—	—	12,501
Redemptions of Class A common stock			(5,710)	—	(352)	—	—	(352)
Issuance of Series B preferred stock, net of offering costs	2,548,240	25	—	—	60,804	—	—	60,829
Equity-based compensation			60,177	—	3,369	—	—	3,369
Common stock dividends declared ($1.5903 per share)					—	(26,761)	—	(26,761)
Series B preferred stock dividends declared						(1,025)		(1,025)
Other comprehensive income attributable to stockholders					—	—	5,354	5,354
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(21,746)	—	—	(21,746)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(4,733)	—	—	(4,733)
Balances, September 30, 2023	2,548,240	$25	24,891,529	$250	$786,970	$(362,862)	$49,353	$473,736
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Class A Common Stock
Three Months Ended September 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2022	24,960,485	$250	$780,111	$(109,628)	$20,773	$691,506
Net loss attributable to common stockholders			—	(11,840)	—	(11,840)
Issuance of Class A common stock	475,440	5	27,904	—	—	27,909
Redemptions of Class A common stock	(674,891)	(7)	(42,343)	—	—	(42,350)
Offering costs			(1,565)	—	—	(1,565)
Equity-based compensation	143	—	920	—	—	920
Common stock dividends declared ($0.5301 per share)			—	(13,594)	—	(13,594)
Other comprehensive income attributable to common stockholders			—	—	24,953	24,953
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP			(224)	—	—	(224)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(3,112)	—	—	(3,112)
Balances, September 30, 2022	24,761,177	$248	$761,691	$(135,062)	$45,726	$672,603

	Class A Common Stock
Nine Months Ended September 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders			—	(27,234)	—	(27,234)
Issuance of Class A common stock	4,064,923	41	220,562	—	—	220,603
Redemptions of Class A common stock	(1,167,653)	(12)	(71,604)	—	—	(71,616)
Offering costs			(3,058)	—	—	(3,058)
Equity-based compensation	49,659	—	2,595	—	—	2,595
Common stock dividends declared ($1.5903 per share)			—	(39,817)	—	(39,817)
Other comprehensive income attributable to common stockholders			—	—	46,517	46,517
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(34,032)	—	—	(34,032)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(4,303)	—	—	(4,303)
Balances, September 30, 2022	24,761,177	$248	$761,691	$(135,062)	$45,726	$672,603
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(213,723)	$(28,972)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on sales and impairment of real estate, net	65,108	86
Depreciation and amortization	96,530	68,856
Non-cash interest amortization	7,753	5,577
Change in fair value of interest rate derivatives included in interest expense	1,386	(9,765)
Net cash received/(paid) on derivative settlements	2,419	(3,203)
Loss on extinguishment of debt	276	3,469
Equity-based compensation	8,751	4,704
Loss on forfeited deposits	42,202	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(14,713)	(6,992)
Operating liabilities	21,004	49,954
Net cash provided by operating activities	16,993	83,714

Cash flows from investing activities
Investment in unconsolidated entity	—	(100,819)
Redemption of investment in unconsolidated entity	—	100,819
Acquisition of NexPoint Homes through VIE consolidation, net of cash received	—	(47,022)
Internalization of the Manager	80	—
Net proceeds from sales of real estate	148,300	7,931
Prepaid acquisition deposits	474	(41,685)
Insurance proceeds received	7,937	707
Acquisitions of real estate investments	(3,222)	(1,360,466)
Additions to real estate investments	(107,192)	(147,095)
Net cash provided by/(used in) investing activities	46,377	(1,587,630)

Cash flows from financing activities
Notes payable proceeds received	19,826	288,512
Notes payable payments	(24,505)	(7,892)
Credit facilities proceeds received	13,750	1,115,000
Credit facilities principal payments	(82,799)	—
Bridge facilities proceeds received	25,000	350,000
Bridge facilities principal payments	(69,730)	(350,000)
Financing costs paid	(3,841)	(13,383)
Interest rate cap premium paid	—	(12,673)
Proceeds from issuance of Class A common stock	—	174,085
Redemptions of Class A common stock paid	(17,446)	(35,544)
Offering costs paid	—	(3,315)
Dividends paid to common stockholders	(12,825)	(18,537)
Dividends paid to Series B preferred stockholders	(1,025)	—
Payments for taxes related to net share settlement of stock-based compensation	(873)	(555)
Proceeds from issuance of redeemable Series B preferred stock, net of offering costs	60,829	—
Preferred stock offering costs paid	(140)	—
Series A Preferred stock dividends paid	(6,094)	(6,094)
Contributions from redeemable noncontrolling interests in the OP	1,595	8,789
Distributions to redeemable noncontrolling interests in the OP	(474)	(4,835)
Contributions from redeemable noncontrolling interests in consolidated VIEs	—	65,653
Distributions to redeemable noncontrolling interests in consolidated VIEs	(601)	—
Contributions from noncontrolling interests in consolidated VIEs	7,285	2,955
Distributions to noncontrolling interests in consolidated VIEs	(321)	—
Redemptions to noncontrolling interests in consolidated VIEs	(4)	—
Net cash (used in)/provided by financing activities	(92,393)	1,552,166

Change in cash and restricted cash	(29,023)	48,250
Cash and restricted cash, beginning of period	114,749	74,997
Cash and restricted cash, end of period	$85,726	$123,247

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$107,387	$18,119
Cash paid for income and franchise taxes	585	262

Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	1,270	—
Assumed liabilities in asset acquisitions	—	3,829
Accrued dividends payable to common stockholders	562	748
Accrued distributions payable to redeemable noncontrolling interests in the OP	700	939
Accrued dividends payable to Series A preferred stockholders	2,031	6,094
Accrued redemptions payable to common stockholders	172	42,350
Accrued capital expenditures	106	3,263
Accretion to redemption value of Redeemable Series A preferred stock	527	560
Fair market value adjustment on assumed debt	—	89
Assumed debt on acquisitions	565	13,582
Offering costs accrued	—	84
Issuance of Class A common stock related to DRIP dividends	13,374	21,173
DRIP dividends to common stockholders	(13,374)	(21,173)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	3,596	1,487
DRIP distributions to redeemable noncontrolling interests in the OP	(3,596)	(1,487)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	1,949	—
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(1,949)	—
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	139	—
DRIP distributions to noncontrolling interests in consolidated VIEs	(139)	—
Real estate investments assumed in acquisition of NexPoint Homes through VIE consolidation	—	326,432
Earnest money deposits assumed in acquisition of NexPoint Homes through VIE consolidation	—	36,838
Other assets assumed in acquisition of NexPoint Homes through VIE consolidation	—	8,729
Notes payable assumed in acquisition of NexPoint Homes through VIE consolidation	—	278,530
Other liabilities assumed in acquisition of NexPoint Homes through VIE consolidation	—	4,607
Noncontrolling interests assumed in acquisition of NexPoint Homes through VIE consolidation	—	41,150
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP and a wholly-owned subsidiary of the Company. As of September 30, 2023, there were a combined 24,616,409 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,387,840 Class A OP Units, or 82.8%, were owned by the Company, 2,738,854 Class B OP Units, or 11.1%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 91,395 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 144,231 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,254,089 Class C OP Units, or 5.1%, were owned by sellers in the Formation Transaction (as defined below) (the “VineBrook Contributors”) or other Company employees and insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.
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
Between November 1, 2018 and September 30, 2023, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 20,750 additional homes and sold 1,732 homes within the VineBrook reportable segment (see Note 15), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold four homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 23,147 homes (the “VineBrook Portfolio”) in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in a total of 25,716 homes (the “Portfolio”) in 20 states as of September 30, 2023. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Shares and Series A Preferred Stock (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and amended on October 25, 2022 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the SPEs to retain VineBrook Homes, LLC (the “Manager”), which was an affiliate of certain VineBrook Contributors prior to the completion of the Internalization (defined below), to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Pursuant to the Side Letter, on August 3, 2023, we completed the Internalization of our Manager following which the Manager is a wholly-owned subsidiary of the OP and the VineBrook Portfolio is internally managed. In connection with the Internalization, the Side Letter was terminated. Certain SPEs from time to time may have property management agreements with independent third parties that are not the Manager. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Manager or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by our employees or employees of the Adviser, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager prior to the Internalization owned OP Units, the Manager was considered an affiliate for financial reporting disclosure purposes.
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
The Company adopted the 2018 Long-Term Incentive Plan (the “2018 LTIP”) whereby the Board, or a committee thereof, granted awards of restricted stock units of the Company (“RSUs”) or profits interest units in the OP (“PI Units”) to certain employees of the Adviser and the Manager, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). Under the terms of the 2018 LTIP, 426,307 Shares were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2019 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the "2018 LTIP Share Reserve"), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of Shares by which the 2018 LTIP Share Reserve would otherwise increase. In addition, the Shares available under the 2018 LTIP could not exceed in the aggregate 10% of the number of OP Units and vested PI Units outstanding at the time of measurement (the “2018 LTIP Share Maximum”). Grants could be made annually by the Board, or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP occur over a period of time as determined by the Board and included the achievement of performance metrics, also as determined by the Board in its sole discretion.

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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 and 2022 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period.

Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2023, the Company has determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 81% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of September 30, 2023. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).
Reclassifications

During the period ended September 30, 2023, the Company reclassified $1.4 million from due from Manager and $4.5 million from accounts payable and other accrued liabilities to due to Manager on the December 31, 2022 consolidated balance sheet to conform to our current presentation. During the period ended September 30, 2023, the Company reclassified $1.3 million from other income to investment income on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022 to conform to our current presentation. Certain amounts classified separately as loss on sales of real estate, $0.2 million and less than $0.1 million, and casualty gain (loss), net of insurance proceeds, gain of $0.1 million and loss of $0.1 million for the prior periods have been reclassified as loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 to conform to our current presentation, respectively. Certain amounts classified separately as corporate general and administrative expenses, $2.7 million and $7.3 million, and property general and administrative expenses, $4.4 million and $11.9 million, for the prior periods have been reclassified as general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 to conform to our current presentation, respectively.

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
As of September 30, 2023, the gross balance and accumulated amortization related to the intangible lease assets were both less than $0.1 million. As of December 31, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $6.3 million and $5.1 million, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized approximately $0.2 million and $1.7 million, respectively, of amortization expense related to the intangible lease assets. For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $1.4 million and $4.7 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates, changes in hold periods, or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three and nine months ended September 30, 2023, the Company recorded approximately $39.6 million and $66.9 million of impairment charges on real estate assets, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). The impairment charge is net of insurance recovery for any casualty related damages. No significant impairments on real estate assets were recorded during the three and nine months ended September 30, 2022.

Purchase Price Allocation – Internalization of the Manager

The Internalization of the Manager was considered a business combination in accordance with FASB ASC 805, Business Combinations. The purchase price (“Internalization Consideration”) was allocated to the assets acquired and liabilities assumed based on the estimated fair value of the Internalization Consideration transferred at the date of acquisition. The excess of the Internalization Consideration over the fair value of the net assets acquired was allocated to goodwill. Certain assets acquired in connection with the Internalization of the Manager, including intangible assets and goodwill, were calculated using unobservable inputs classified within Level 3 of the fair value hierarchy.

Intangible Assets

Intangible assets acquired related to the Internalization of the Manager are amortized on a straight-line basis over the estimated useful lives as described in the following table:

Developed technology	5 years
Goodwill	Not depreciated

Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three or nine months ended September 30, 2023.

Goodwill

Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. No impairment losses on goodwill have been recognized for the three or nine months ended September 30, 2023.

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
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022	December 31, 2022
Cash	$34,115	$92,566	$76,751
Restricted cash	51,611	30,681	37,998
Total cash and restricted cash	$85,726	$123,247	$114,749

Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. The Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the new lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. The Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income and other income. For the three months ended September 30, 2023 and 2022, rental income includes $3.4 million and $3.0 million of variable lease payments, respectively. For the nine months ended September 30, 2023 and 2022, rental income includes $9.5 million and $7.6 million of variable lease payments, respectively.
Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale, which is presented in (loss)/gain on sales and impairment of real estate on the consolidated statements of operations and comprehensive income (loss), when the derecognition criteria under ASC 610-20 have been met.
Redeemable Securities
Included in the Company’s consolidated balance sheets are redeemable noncontrolling interests in the OP, redeemable noncontrolling interests in consolidated VIEs and 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. The Company accounts for these under the provisions of ASC Topic 480-10-S99-3A, paragraph 15(b).

In accordance with ASC Topic 480-10-S99, since the redeemable noncontrolling interests in the OP and redeemable noncontrolling interests in consolidated VIEs have a redemption feature, they are measured at their redemption value if such value exceeds the carrying value of interests. The redemption value is based on the NAV per unit at the measurement date. The offset to the adjustment to the carrying amount of the redeemable noncontrolling interests in the OP and redeemable noncontrolling interests in consolidated VIEs is reflected in the Company’s additional paid-in capital on the consolidated balance sheets. In accordance with ASC Topic 480-10-S99, the Series A Preferred Stock are measured at their carrying value plus the accretion to their future redemption value on the balance sheet. The accretion is reflected in the Company’s dividends on and accretion to redemption value of Series A redeemable preferred stock on the consolidated statements of operations and comprehensive income (loss).
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for loss per share:
Net loss	$(72,354)	$(14,621)	$(213,723)	$(28,972)
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,226	6,621	6,654
Net loss attributable to redeemable noncontrolling interests in the OP	(10,853)	(1,782)	(32,059)	(3,976)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,684)	(3,112)	(11,691)	(4,303)
Net loss attributable to noncontrolling interests in consolidated VIEs	(565)	(113)	(1,566)	(113)
Net loss attributable to stockholders	$(59,459)	$(11,840)	$(175,028)	$(27,234)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	24,894	25,124	24,673	24,545
Weighted average unvested RSUs, PI Units, and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	24,894	25,124	24,673	24,545

Earnings (loss) per weighted average common share:
Basic	$(2.39)	$(0.47)	$(7.09)	$(1.11)
Diluted	$(2.39)	$(0.47)	$(7.09)	$(1.11)

(1)
For the three months ended September 30, 2023 and 2022, excludes approximately 5,108,000 shares and 4,375,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive. For the nine months ended September 30, 2023 and 2022, excludes approximately 4,808,000 shares and 4,325,000 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Shares, as the effect would have been anti-dilutive.

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook reportable segment, the Company had a geographic market concentration in one market (Cincinnati) that represents more than 10% of the total gross book value of SFR homes as of September 30, 2023.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2023, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASU 2020-04 related to replacing the source of hedged transactions. After LIBOR cessation on June 30, 2023, the Company elected to utilize the practical expedients to not reassess previous accounting determinations and to not dedesignate hedge relationships due to a change in critical terms and the option to change the contractual terms of a hedging instrument while not dedesignating the hedging relationship.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2023.

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
As of September 30, 2023, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 23,147 properties in the VineBrook reportable segment and 2,569 properties in the NexPoint Homes reportable segment, through 13 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of September 30, 2023, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the credit facility dated September 20, 2019 by and between the OP (as guarantor), VB One, LLC (as borrower) (“VB One”) and KeyBank (the “Warehouse Facility”) can only be settled from the assets owned by VB One (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	65	$6,099	100%	Yes	$4,966
NREA VB II, LLC	166	16,805	100%	Yes	10,596
NREA VB III, LLC	1,318	122,616	100%	Yes	69,966
NREA VB IV, LLC	384	37,965	100%	Yes	23,869
NREA VB V, LLC	1,827	128,683	100%	Yes	106,525
NREA VB VI, LLC	288	28,060	100%	Yes	18,356
NREA VB VII, LLC	36	3,200	100%	Yes	2,939
True FM2017-1, LLC	204	19,335	100%	Yes	9,834
VB One, LLC	12,767	1,694,581	100%	No	1,198,205
VB Two, LLC	1,751	168,433	100%	No	116,221
VB Three, LLC	3,731	535,878	100%	No	322,746
VB Five, LLC	153	17,347	100%	Yes	7,185
VB Eight, LLC	457	65,402	100%	No	30,270
NexPoint Homes	2,569	761,473	81%	No	473,518
	25,716	$3,605,877			$2,395,196	(2)
(1)Assets held, directly or indirectly, by VB One, VB Two, LLC, VB Three, LLC and VB Eight, LLC are not encumbered by a mortgage. Instead, the lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of September 30, 2023, NexPoint Homes had approximately $102.6 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes (as defined in Note 13) as of September 30, 2023. Additionally, as of September 30, 2023, PNC Loan I, PNC Loan II and PNC Loan III, defined below, had an aggregate balance of approximately $0.3 million, which were not allocated to a specific SPE.

4. Real Estate Assets
As of September 30, 2023, the Company, through the OP and its SPE subsidiaries, owned 25,716 homes, including 23,147 homes in the VineBrook reportable segment and 2,569 homes in the NexPoint Homes reportable segment. As of December 31, 2022, the Company, through the OP and its SPE subsidiaries, owned 27,211 homes, including 24,657 homes in the VineBrook reportable segment and 2,554 homes in the NexPoint Homes reportable segment. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2022	$632,278	$3,098,258		$6,319	$3,360	$3,740,215	$(171,648)
Additions	433	108,600	(2)	—	—	109,033	(96,379)	(3)
Transfers to held for sale	(70,203)	(325,382)		(40)	379,849	(15,776)	15,776
Write-offs	—	—		(6,265)	—	(6,265)	6,265
Dispositions	—	(1,812)		—	(143,787)	(145,599)	(75)
Impairment	—	(7,656)	(4)	—	(68,075)	(75,731)	—
Real Estate Balances, September 30, 2023	$562,508	$2,872,008		$14	$171,347	$3,605,877	$(246,061)
(1)Includes capitalized interest, real estate taxes, insurance, improvements, and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $7.4 million and other capitalizable costs outlined in (1) above of approximately $10.7 million.
(3)Accumulated depreciation and amortization activity excludes approximately $0.2 million of depreciation and amortization related to assets not classified as real estate investments.
(4)During the nine months ended September 30, 2023, there was a casualty event in the Portales market resulting in casualty impairments of $7.5 million on assets held for use which is included in the impairment activity above, partially offset by $7.4 million of insurance recoveries.
During the three months ended September 30, 2023 and 2022, the Company recognized depreciation expense of approximately $31.5 million and $27.0 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized depreciation expense of approximately $95.1 million and $64.2 million, respectively.
Real estate acquisitions and dispositions
During the nine months ended September 30, 2023, the Company, through the OP, acquired two homes within the VineBrook reportable segment. During the nine months ended September 30, 2023, the Company, through its consolidated investment in NexPoint Homes, acquired 19 homes. See Note 5 for additional information about NexPoint Homes.
During the nine months ended September 30, 2023, the Company, through the OP, disposed of 1,512 homes within the VineBrook reportable segment. During the nine months ended September 30, 2023, the Company, through its consolidated investment in NexPoint Homes, disposed of four homes. The Company strategically identified these homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operations and overall performance.
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The total initial deposit forfeitures of $41.0 million from the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2023.

Held for sale properties
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three and nine months ended September 30, 2023, the Company recorded approximately $39.6 million and $66.9 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $0.3 million and $3.9 million of casualty related impairment for the three and nine months ended September 30, 2023, respectively, and are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, there are 1,739 properties that are classified as held for sale. These held for sale properties have a carrying amount of approximately $171.3 million.
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
On June 30, 2023, the general partner of SFR OP executed the Second Amended and Restated Limited Partnership Agreement of the SFR OP (the “SFR OP LPA”), for the purposes of subdividing and reclassifying the SFR OP Units. The SFR OP LPA generally provides that the newly created Class A Common Units and Class B Common Units will each have 50.0% of the voting power of the SFR OP Units, including with respect to the election of directors to the board of directors of the SFR OP. The Class C Common Units have no voting power. The reclassification of the SFR OP Units did not have a material effect on the economic interests of the holders of the SFR OP Units. In connection with the SFR OP LPA, the SFR OP Units held by NexPoint Homes were reclassified into Class A Common Units, the SFR OP Units held by NexPoint Diversified Real Estate Operating Partnership, L.P., which is advised by an affiliate of the Adviser, were reclassified into Class B Common Units and the remaining SFR OP Units, which are primarily held by affiliates of the Company, were reclassified into Class C Common Units.
On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Notes and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations. Subsequent to June 8, 2022, NexPoint Homes repaid $30.5 million of the NexPoint Homes Convertible Notes and the balance of the NexPoint Homes Convertible Notes was $19.5 million as of September 30, 2023. The NexPoint Homes Convertible Notes held by the Company are eliminated in consolidation.

On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of September 30, 2023, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $238.4 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.
See Note 7 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.
Consolidation of NexPoint Homes
Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and has the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns approximately 81% of the outstanding equity of NexPoint Homes as of September 30, 2023 and the parties that beneficially own approximately 99% of the SFR OP are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.
On June 30, 2023, the general partner of the SFR OP executed the SFR OP LPA which subdivided and reclassified the outstanding SFR OP Units into Class A, Class B and Class C Common Units. The SFR OP LPA generally provides that the newly created Class A Common Units and Class B Common Units will each have 50.0% of the voting power of the SFR OP Units, including with respect to the election of directors to the board of directors of the SFR OP. The Class C Common Units have no voting power. The reclassification of the SFR OP Units did not have a material effect on the economic interests of the holders of the SFR OP Units. In connection with the SFR OP LPA, the SFR OP Units held by NexPoint Homes were reclassified into Class A Common Units. As of September 30, 2023, the Company determined it was still appropriate to consolidate NexPoint Homes.
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
Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At September 30, 2023, the Company had no material unrealized or realized gains or losses related to the investment.

7. Debt
As of September 30, 2023, the VineBrook Homes reportable segment had approximately $1.9 billion of debt outstanding, and the NexPoint Homes reportable segment had $576.1 million of debt outstanding. See the summary table below for further information on the Company's outstanding debt. Additionally, we have included a summary of any significant changes in debt agreements during the nine months ended September 30, 2023 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and incurred interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. As of September 30, 2023, the JPM Facility had $27.3 million in available capacity.
Bridge Facility III
On December 28, 2022, the Company entered into a bridge credit agreement through the OP with Raymond James Bank, and subsequently borrowed $75.0 million (the “Bridge Facility III”). The Bridge Facility III accrues interest at one-month term SOFR plus a margin of 3.0%. The Bridge Facility III requires periodic principal payments and monthly interest payments.
On April 17, 2023, the Company, through the OP, entered into the first amendment to the bridge credit agreement with Raymond James Bank (the “Bridge Facility III Amendment No. 1”), which amended the Bridge Facility III. The Bridge Facility III Amendment No. 1 increased the borrowing capacity of the Bridge Facility III by $25.0 million to $100.0 million and requires repayment of the principal amount outstanding so that (1) by May 30, 2023, no more than $66.7 million remained outstanding, (2) by June 30, 2023, no more than $40.0 million remained outstanding and (3) by August 30, 2023, no more than $20.0 million remained outstanding. In connection with the Bridge Facility III Amendment No. 1, on April 19, 2023, the Company drew $25.0 million on the Bridge Facility III. Subsequently, the Company repaid $69.7 million of principal on the Bridge Facility III through September 30, 2023.
On July 7, 2023, the Company entered into a Consent, Waiver and Second Amendment to Bridge Facility III with Raymond James, as administrative agent, and the other lenders party thereto, in which the lenders under Bridge Facility III agreed to a waiver under the Bridge Facility III permitting the Company to pay, on or before July 21, 2023, the remaining principal payment of approximately $18.2 million previously due on June 30, 2023. On July 26, 2023, the Company and the lenders under the Bridge Facility III entered into a letter agreement permitting the Company to pay, on or before August 4, 2023, the remaining principal payment of approximately $18.2 million previously due on June 21, 2023. On July 31, 2023, the Company entered into a Waiver and Third Amendment to Bridge Facility III with Raymond James Bank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the extension of the maturity date to December 31, 2023, (2) the revision of certain financial tests required under the Bridge Facility III; (3) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (4) a modification of the applicable rates; (5) a modification of certain covenants; (6) prepayments of outstanding amounts under the Bridge Facility III until the amount outstanding has been repaid in full; (7) consent for the sale of shares to directors, officers and other affiliates in the Series B Preferred Offering (as defined in Note 9); and (8) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity.
The balance of the Bridge Facility III, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets. We expect to repay the Bridge Facility III with cash flows from operations, net proceeds from the sale of homes, proceeds from debt financings or proceeds from draws on existing debt instruments. We also repaid a portion of the Bridge Facility III with the net proceeds from the Series B Preferred Offering (see Note 9).

Warehouse Facility

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

PNC Loans

Following the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III mature on February 18, 2024, December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The balances of these loans are included in notes payable on the consolidated balance sheet.

Reference Rate Reform

LIBOR ceased publication on June 30, 2023. Beginning on July 1, 2023, the Initial Mortgage, which previously used one-month LIBOR as the reference rate, transitioned to the 30-day average SOFR. The transition included a 0.1145% spread adjustment.
As of the date of this filing, the Company is in compliance with all debt covenants in all of its debt agreements.
The weighted average interest rate of the Company’s debt was 7.0931% as of September 30, 2023 and 6.0684% as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 5.1984% and 4.9101%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of September 30, 2023, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.2219% on its combined $1.5 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.5 billion of the Company’s floating rate indebtedness (see Note 8).
For further descriptions of the debt arrangements not included in this Form 10-Q, please see Note 7 to the consolidated financial statements in our Annual Report.

The following table contains summary information of the Company’s debt as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		Outstanding Principal as of
	Type	September 30, 2023	December 31, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$237,217	$240,408	6.98%	12/1/2025
Warehouse Facility	Floating	1,198,205	1,270,000	7.97%	11/3/2025	(2)
JPM Facility	Floating	322,746	320,000	8.16%	1/31/2026	(3)
Bridge Facility III	Floating	30,270	75,000	10.32%	12/31/2023
MetLife Note	Fixed	116,221	124,279	3.25%	1/31/2026
TrueLane Mortgage	Fixed	9,834	10,143	5.35%	2/1/2028
Crestcore II Note	Fixed	3,970	4,651	5.12%	7/9/2029
Crestcore IV Note	Fixed	3,215	4,135	5.12%	7/9/2029
PNC Loan I	Fixed	45	—	3.59%	2/18/2024
PNC Loan II	Fixed	81	—	3.70%	12/29/2024
PNC Loan III	Fixed	198	—	3.69%	12/15/2025
Total VineBrook reportable segment debt		$1,922,002	$2,048,616
NexPoint Homes MetLife Note 1	Fixed	238,428	233,545	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	171,209	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	60,500	62,500	8.02%	8/12/2025
SFR OP Convertible Notes (4)	Fixed	102,557	100,100	7.50%	6/30/2027
Total debt		$2,498,077	$2,615,970
Debt premium, net (5)		324	378
Deferred financing costs, net of accumulated amortization of $20,803 and $12,995, respectively		(10,877)	(15,119)
		$2,487,524	$2,601,229
(1)Represents the interest rate as of September 30, 2023. Except for fixed rate debt, the interest rate is the 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of September 30, 2023 was 5.3166%, daily SOFR as of September 30, 2023 was 5.3100% and one-month term SOFR as of September 30, 2023 was 5.3190%.
(2)This is the maturity date for the Warehouse Facility after extension options have been exercised. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The stated maturity date before extensions is November 3, 2024.
(3)This is the maturity date for the JPM Facility after the extension option has been exercised. The stated maturity date before the extension is January 31, 2025.
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

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2023 are as follows (in thousands):

	Total
2023	$122,688	(1)
2024	259,361	(2)
2025	1,145,292	(3)
2026	439,368	(4)
2027	515,997
Thereafter	15,371
Total	$2,498,077
(1)Includes approximately $91.7 million of required pay downs on the Warehouse Facility related to the Consent and Sixth Amendment to the Warehouse Facility described above.
(2)Includes approximately $256.5 million of required pay downs on the Warehouse Facility related to the Consent and Sixth Amendment to the Warehouse Facility described above.
(3)Assumes the Company exercises the extension options on the Warehouse Facility, subject to approval from the lender. The stated maturity date before extensions is November 3, 2024.
(4)Assumes the Company exercises the 12-month extension option on the JPM Facility, subject to approval from the lender. The stated maturity date before the extension is January 31, 2025.

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility of approximately $1.2 billion within 12 months of the financial statement issuance date. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations and (vii) employ some combination of (i) - (vi). While management believes its plans will be sufficient, the ability to execute its plans are not fully within management’s control. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended September 30, 2023 and 2022, amortization of deferred financing costs of approximately $2.8 million and $2.3 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, amortization of deferred financing costs of approximately $7.8 million and $5.6 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

Loss on Extinguishment of Debt
Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended September 30, 2023 and 2022, the Company incurred $0.2 million and $2.5 million of debt extinguishment costs, respectively, which are included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, the Company incurred $0.3 million and $3.5 million of debt extinguishment costs, respectively, which are included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).
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
Derivative Financial Instruments and Hedging Activities
The Company manages interest rate risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has entered into an interest rate cap and interest rate swaps to manage exposures that arise from changes in interest rates. The Company’s derivative financial instruments are used to manage the Company’s risk of increased cash outflows from the floating rate loans that may result from rising interest rates, in particular the reference rate for the loans, which include the 30-day average SOFR, daily SOFR and one-month term SOFR. In order to minimize counterparty credit risk, the Company has entered into and expects to enter in the future into hedging arrangements and intends to only transact with major financial institutions that have high credit ratings.

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
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.
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
In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into 13 interest rate swap transactions with KeyBank and Mizuho with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate (daily SOFR or daily SOFR plus 0.1145%, previously one-month LIBOR) with respect to those amounts with a weighted average fixed rate of 2.3994%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.

As of September 30, 2023, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)	Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	Daily SOFR	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	Daily SOFR	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	Daily SOFR	20,000	0.9140%
				$320,000	1.4309%	(3)

Effective Date	Expiration Date	Counterparty	Index (2)	Notional	Fixed Rate
3/31/2022	11/1/2025	KeyBank	Daily SOFR	$100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR	100,000	2.6860%
4/3/2023	11/1/2025	Mizuho	Daily SOFR	250,000	3.5993%
				$900,000	2.7438%	(3)

(1)
These interest rate swaps previously referenced one-month LIBOR, which ceased publication on June 30, 2023. Beginning July 1, 2023, these interest rate swaps transitioned to daily SOFR plus 0.1145% for the floating rate. As of September 30, 2023, daily SOFR was 5.3100%.

(2)	As of September 30, 2023, daily SOFR was 5.3100%.
(3)	Represents the weighted average fixed rate of the interest rate swaps, which have a combined weighted average fixed rate of 2.3994%.
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
As of September 30, 2023, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of September 30, 2023	Strike Rate
Interest Rate Cap	$300,000	JPM Facility	One-Month Term SOFR	5.3190%	1.50%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$55,540	$49,244	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	20,154	21,569	—	—
Total		$75,694	$70,813	$—	$—

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		For the Three Months Ended		For the Nine Months Ended
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized gain on interest rate hedges	$163	$29,356	$6,297	$54,866

Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	(639)	7,694	(1,386)	9,765
Total		$(476)	$37,050	$4,911	$64,631

Financial assets and liabilities for which the carrying values approximate their fair values include cash, restricted cash, accounts receivable, accounts payable, and security deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. For the Company’s outstanding debt, in calculating the fair value of its indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of debt with similar terms and remaining maturities. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$2,498,077	$2,405,126	$2,615,970	$2,515,475
The following table sets forth a summary of the Company’s held for sale assets and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2023
Real estate assets - impaired at March 31, 2023	$1,949	$—	$—	$1,949
Real estate assets - impaired at June 30, 2023	$49,041	$—	$—	$49,041	(1)
Real estate assets - impaired at September 30, 2023	$105,443	$—	$—	$105,443
(1)Real estate assets impaired at June 30, 2023 include $38.1 million of assets impaired related to a casualty event in the Portales market which are included in operating real estate. Total casualty impairment for these properties was $7.5 million, partially offset by $7.4 million of insurance recoveries, which are recorded in loss on sales and impairment of real estate for the nine months ended September 30, 2023.
Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value, which includes estimated selling price less estimated costs to sell. Real estate assets that experience casualty impairments are reported at their carrying amount less any losses incurred due to infrequent and unusual events such as a natural disaster or a fire.

9. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the nine months ended September 30, 2023 and September 30, 2022 and issued Shares under the Private Offering during the nine months ended September 30, 2022. Shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the nine months ended September 30, 2023 and 2022, the Company issued approximately 221,698 Shares and 4,064,923 Shares, respectively, for equity contributions of approximately $12.5 million and $220.1 million, respectively, under the DRIP and the Private Offering.
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

As of September 30, 2023, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2022	488,326		$19,943
Granted	186,770		11,774
Vested	(74,138)	(2)	(3,122)
Forfeited	—		—
Outstanding September 30, 2023	600,958		$28,595

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)	Certain grantees elected to net the taxes owed upon vesting against the Shares issued resulting in 60,177 Shares being issued as shown on the consolidated statements of stockholders’ equity.
The vesting schedule for the outstanding RSUs as of September 30, 2023 is as follows:

Vest Date	RSUs Vesting
December 10, 2023	18,426
February 15, 2024	22,591
February 17, 2024	22,019
April 11, 2024	30,286
May 11, 2024	21,217
February 14, 2025	22,591
February 17, 2025	22,019
April 11, 2025	22,355
February 17, 2026	22,019
April 11, 2026	22,355
April 11, 2027	22,355
Upon successful completion of IPO	352,726
600,958
For the three months ended September 30, 2023 and 2022, the Company recognized approximately $1.3 million and $0.9 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $3.4 million and $2.6 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Performance Share Grants Under the 2023 LTIP

In connection with the Internalization of the Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to executives of the Manager with a target of 63,451.76 performance shares. Vesting of the performance shares is based on the achievement of annual Portfolio growth, annual growth of rehabilitations of properties in the Portfolio, net operating income growth over the next three years and core funds from operations per share growth over the next three years, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. If the performance metrics are achieved, the performance shares based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio vest 25% ratably over four years and the performance shares based on the achievement of net operating income growth over the next three years and core funds from operations per share growth over the next three years vest 50% ratably over two years. Any unvested performance share granted to an employee of the Manager is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Manager.

Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Shares.
Series B Preferred Stock
On July 31, 2023, the Company issued 2,458,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Shares”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. Ohio State Life Insurance Company, an affiliate of the Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and Bridge Facility III and fund a $20.0 million reserve with KeyBank pursuant to the Consent and Sixth Amendment.

10. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
Other than PI Units, 6.50% Series A Cumulative Redeemable Preferred Units of the OP (the "Series A OP Units”) and 9.50% Series B Cumulative Redeemable Preferred Units of the OP (the "Series B OP Units" and, together with the Series A OP Units, the "OP Units"), partnership interests in the OP are represented by OP Units. Net income (loss) is allocated pro rata to holders of OP Units and PI Units based upon net income (loss) attributable to the OP and the respective members’ OP Units and PI Units held during the period. Capital contributions, distributions, and profits and losses are allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”).
The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2022	$240,647
Net loss attributable to redeemable noncontrolling interests in the OP	(32,059)
Contributions by redeemable noncontrolling interests in the OP	23,284
Distributions to redeemable noncontrolling interests in the OP	(4,770)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	4,896
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	943
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	21,746
Redeemable noncontrolling interests in the OP, September 30, 2023	$254,687
As of September 30, 2023, the Company held 20,387,840 Class A OP Units, NREO held 2,738,854 Class B OP Units, NRESF held 91,395 Class C OP Units, GAF REIT held 144,231 Class C OP Units and the VineBrook Contributors and other Company employees and insiders held 1,254,089 Class C OP Units. As of September 30, 2023, the Company held all outstanding OP Units.
The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the board of directors of the OP (the "Partnership Board"), and that the Class C OP Units have no voting power. The original reclassification of the OP Units on September 7, 2021, did not have a material effect on the economic interests of the holders of OP Units. In connection with the subdivision and reclassification of outstanding common partnership units on September 7, 2021, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by NREO were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units. In addition, the OP LPA provides that holders of PI Units will receive Class C OP Units upon conversion of vested PI Units into OP Units.
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
PI Unit Grants Under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, PI Units have been issued to executives of the Manager. On August 3, 2023, a total of 475,888 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted on August 3, 2023 vest 100% on February 28, 2026. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Shares. Any unvested PI Unit granted to an employee of the Manager is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Manager. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
As of September 30, 2023, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2022	430,102	$16,286
Granted	555,192	34,328
Vested	(63,196)	(2,328)
Forfeited	(1,269)	(80)
Outstanding September 30, 2023	920,829	$48,206

(1)
Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $27.88 for the April 19, 2019 grant, $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant, $38.29 for the May 31, 2021 grant, $61.74 for the August 10, 2022 grant, $63.04 for the February 22, 2023 grant and $61.63 for August 3, 2023 the grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
November 1, 2023	7,200
November 21, 2023	18,425
November 30, 2023	1,470
February 22, 2024	15,544
March 30, 2024	29,831
April 25, 2024	5,171
May 11, 2024	27,478
May 27, 2024	398
November 30, 2024	1,470
February 22, 2025	15,544
March 30, 2025	29,831
April 25, 2025	5,171
May 27, 2025	398
February 22, 2026	15,544
February 28, 2026	475,888
April 25, 2026	5,171
May 27, 2026	398
February 22, 2027	15,544
April 25, 2027	5,171
May 27, 2027	398
February 22, 2028	15,544
Upon successful completion of IPO or change in control*	229,241
920,829
*Upon successful completion of an IPO, or an earlier change in control with respect to awards held by certain executives of the Manager, an additional 229,241 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2023 and November 30, 2024.
For the three months ended September 30, 2023 and 2022, the OP recognized approximately $3.0 million and $0.7 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, the OP recognized approximately $4.9 million and $2.1 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss).
The table below presents the consolidated Shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Shares Outstanding	OP Units Held by NCI	Consolidated Shares and NCI OP Units Outstanding
March 31, 2023	24,769,760	3,854,925	28,624,685
June 30, 2023	24,894,319	3,883,039	28,777,358
September 30, 2023	24,891,529	4,228,569	29,120,098
Redeemable Noncontrolling Interests in Consolidated VIEs
Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”). As of September 30, 2023, approximately 4,607,192 SFR OP Units were held by affiliates of the Company.

The following table presents the redeemable noncontrolling interests in consolidated VIEs (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2022	$112,972
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,691)
Contributions by redeemable noncontrolling interests in consolidated VIEs	1,949
Distributions to redeemable noncontrolling interests in consolidated VIEs	(2,550)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	4,733
Redeemable noncontrolling interests in consolidated VIEs, September 30, 2023	$105,413
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
The following table presents the noncontrolling interests in consolidated VIEs (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2022	$6,906
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,566)
Contributions by noncontrolling interests in consolidated VIEs	7,771
Distributions to noncontrolling interests in consolidated VIEs	(321)
Redemptions by noncontrolling interests in consolidated VIEs	(4)
Noncontrolling interests in consolidated VIEs, September 30, 2023	$12,786
11. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 Series A Preferred Stock as of September 30, 2023. The Series A Preferred Stock have a redemption value of $25.00 per share and are mandatorily redeemable on October 7, 2027, subject to certain extensions.
The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock	Balances
Redeemable Series A Preferred Stock, December 31, 2022	5,000,000	$121,662
Issuance of Redeemable Series A Preferred Stock	—	—
Issuance costs related to Redeemable Series A Preferred Stock	—	(140)
Net income attributable to Redeemable Series A preferred stockholders	—	6,094
Dividends declared to Redeemable Series A preferred stockholders	—	(6,094)
Accretion to redemption value	—	527
Redeemable Series A Preferred Stock, September 30, 2023	5,000,000	$122,049

12. Income Taxes
The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. NexPoint Homes has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three or nine months ended September 30, 2023 or 2022.
If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2023, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.
The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Company has no examinations in progress and none are expected at this time. The tax years subject to examination are 2022, 2021 and 2020.
The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of September 30, 2023. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions in general and administrative expenses on its consolidated statements of operations and comprehensive income (loss).
13. Related Party Transactions
Advisory Fee
Pursuant to the Advisory Agreement, the Company will pay the Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of the gross asset value of the Company on a consolidated basis (excluding the value of the OP’s assets but inclusive of the Company’s pro rata share of the debt held at the OP and its SPEs). The Adviser will manage the Company’s business including, among other duties, advising the Board to issue distributions, preparing our quarterly and annual consolidated financial statements prepared under GAAP, development and maintenance of internal accounting controls, management and conduct of maintaining our REIT status, calculation of our NAV and recommending the appropriate NAV to be set by the Board, reporting to holders of Shares, our tax filings, and other responsibilities customary for an external advisor to a business similar to ours. With certain specified exceptions, the advisory fee together with reimbursement of operating and offering expenses may not exceed 1.5% of average total assets of the Company and the OP, as determined in accordance with GAAP on a consolidated basis, at the end of each month (or partial month) (i) for which any advisory fee is calculated or (ii) during the year for which any expense reimbursement is calculated.
For the three months ended September 30, 2023 and 2022, the Company incurred advisory fees of approximately $5.6 million and $4.3 million, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, the Company incurred advisory fees of approximately $16.3 million and $11.2 million, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, the Company has $15.2 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

Management Fee
Prior to the Internalization, the equity holders of the Manager were holders of noncontrolling interests in the OP and comprised a portion of the VineBrook Contributors. Through this noncontrolling ownership, the Manager was deemed to be a related party prior to the Internalization on August 3, 2023. Prior to the Internalization, pursuant to the Management Agreements, the OP paid the Manager (i) an acquisition fee equal to 1.0% of the purchase price paid for any new property acquired during the month, (ii) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any newly acquired property, and (iii) a property management fee monthly in arrears equal to a percentage of collected rental revenues for all properties during the month as follows:
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
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager could earn in any fiscal year were capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees could not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Shares and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap were payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceeded the Manager Cash Cap were rebated back to the OP. No Manager Cash Cap rebate was recorded for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, $0.4 million was recorded as a Manager Cap rebate as a reduction to property management fees on the consolidated statements of operations.
Prior to and following the Internalization, the Manager is responsible for the day-to-day management of the properties, acquisition of new properties, disposition of existing properties (with acquisition and disposition decisions made under the approval of the investment committee and the Board), leasing the properties, managing resident issues and requests, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. On August 3, 2023, we completed the Internalization of our Manager following which the VineBrook Portfolio is internally managed. See Note 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
Property management fees are included in property management fees on the consolidated statements of operations and comprehensive income (loss) and acquisition and construction fees are capitalized into each home and are included in buildings and improvements on the consolidated balance sheet and are depreciated over the useful life of each property. Following the Internalization, property management fees are eliminated in consolidation of the Manager’s operations for the VineBrook reportable segment. Additionally, following the Internalization, acquisition fees and construction fees are no longer applicable for the VineBrook reportable segment.

As of the date of the Internalization, approximately $2.1 million was due to the Manager, net of receivables due from the Manager, which was settled as an intercompany transaction following the consolidation of the Manager on August 3, 2023. As of December 31, 2022, approximately $3.1 million was due to the Manager, net of receivables due from the Manager, which is included in due to Manager on the consolidated balance sheet as of December 31, 2022. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location on Financial Statements	2023 (1)	2022	2023 (1)	2022
Fees Incurred
Property management fees	Statement of Operations	$1,182	$3,249	$10,326	$9,691
Acquisition fees	Balance Sheet	—	3,650	4	9,705
Construction supervision fees	Balance Sheet	311	4,562	7,590	12,182

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	2,908	6,997	23,339	19,465
Other reimbursements	Balance Sheet and Statement of Operations	210	515	1,600	1,282
Totals		$4,611	$18,973	$42,859	$52,325

(1)	Following the Internalization of the Manager on August 3, 2023, the Manager became a consolidated entity and as such activity following that date is excluded from the table above.
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
Series B Preferred Offering
Ohio State Life Insurance Company, an affiliate of the Company's Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering (See Note 9).

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
Advance Acquisition and Construction Fee Advances Paid to the Manager
Pursuant to the Side Letter, the Manager could request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance would be repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in either the line item due from Manager on the consolidated balance sheets, or net of the line item due to Manager when applicable. The Side Letter was terminated in connection with the Internalization. As of the date of the Internalization and December 31, 2022, the Company recorded no receivable for Fee Advances.
Backstop Loans to the Manager
Pursuant to the Side Letter, in the event the Manager did not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager could from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans were interest free, could be prepaid at any time and could not exceed a principal amount that is in the aggregate equal to the lesser of the fee paid in connection with the Internalization (the "Internalization Fee") or a termination fee if the applicable Management Agreement is terminated without cause (the "Termination Fee") under the applicable Management Agreement. Unless otherwise repaid, each Backstop Loan was payable upon termination of the applicable Management Agreement. As of the date of the Internalization, the balance of the Backstop Loan was $0.7 million, which was settled upon the completion of the Internalization. As of December 31, 2022, the balance of the Backstop Loan due from the Manager was approximately $0.7 million, which is included as a reduction in payables in the line item due to Manager on the consolidated balance sheets. The Side Letter was terminated in connection with the Internalization.
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
NexBank
The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. As of September 30, 2023, in the VineBrook reportable segment, the Company and OP had less than $0.1 million and $0.5 million, respectively, in cash at NexBank. As of September 30, 2023, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had $0.5 million and less than $0.1 million, respectively, in cash at NexBank.

NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of September 30, 2023, these affiliates had contributed approximately $115.0 million of equity to NexPoint Homes. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of September 30, 2023, the total principal outstanding on the SFR OP Convertible Notes was approximately $102.6 million (excluding amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the nine months ended September 30, 2023, the SFR OP recorded approximately $5.6 million of interest expense related to the SFR OP Convertible Notes. As of September 30, 2023, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
The Company consolidated an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet, in addition to approximately $1.4 million of amounts due from HomeSource for interest on the HomeSource Note and routine funding.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt of equity capital for NexPoint Homes. For the three and nine months ended September 30, 2023, NexPoint Homes incurred advisory fees of approximately $0.9 million and $1.8 million, respectively, in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). The NexPoint Homes Adviser waived approximately $0 million and $0.9 million of fees during the three months and nine months ended September 30, 2023, respectively. As of September 30, 2023, NexPoint Homes has $1.8 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
The NexPoint Homes portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of management agreements, dated June 8, 2022 and March 30, 2023 (the “NexPoint Homes Management Agreements”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee, an asset management fee and a property management fee. The acquisition fee is paid at closing of homes, the construction fee and asset management fee are paid monthly in arrears and the property management fee is paid in the month in which the fee is earned. Approximately $0.6 million and $1.6 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the three and nine months ended September 30, 2023, respectively. Related to the fees earned by the NexPoint Homes Manager, approximately $0.4 million and $0.7 million were expensed for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.9 million were capitalized to the property basis based on the nature of the fee for the three and nine months ended September 30, 2023, respectively.

14. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource Operations, LLC (“HomeSource”) in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “Letter Agreement”). Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes, which Whelan characterizes as “an SFR initiative to be managed by HomeSource.” On October 12, 2022, NexPoint Real Estate Advisors, L.P. (“NREA”), an affiliate of the Adviser, received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA. The statement of claim alleged that Whelan is entitled to recover fees of not less than $13 million from HomeSource under the Letter Agreement and claims that NREA is liable for the full extent of Whelan’s damages based upon a theory of tortious interference with Whelan’s rights under the Letter Agreement. The arbitration panel notified NREA that it was not subject to the arbitration provision contained in the Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the arbitration panel. On September 8, 2023, Whelan commenced a separate lawsuit against NREA seeking to collect the same fees Whelan seeks to collect from HomeSource based upon a theory that NREA tortiously interfered with the Letter Agreement. Neither the Company, the Adviser, nor NREA is party to the Letter Agreement. The September 8, 2023 lawsuit is not against the Company. At this stage of the proceedings, the Company is unable to assess a likely outcome or potential liability at the time.
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

15. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the three and nine months ended September 30, 2023 and 2022, the majority of the Company’s operations are included within the Company’s primary reportable segment, VineBrook, as the NexPoint Homes reportable segment was recently formed on June 8, 2022. All corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended September 30,
	2023			2022
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$76,357	$104,392	$(63,746)	$64,587	$72,432	$(10,453)
NexPoint Homes	12,378	20,771	(8,608)	9,051	13,219	(4,168)
Total Company	$88,735	$125,163	$(72,354)	$73,638	$85,651	$(14,621)

	For the Nine Months Ended September 30,
	2023			2022
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$226,742	$305,671	$(186,893)	$176,623	$196,217	$(21,810)
NexPoint Homes	36,741	63,297	(26,830)	10,297	17,459	(7,162)
Total Company	$263,483	$368,968	$(213,723)	$186,920	$213,676	$(28,972)
The following presents select balance sheet data for the reportable segments (in thousands):

	As of September 30, 2023			As of December 31, 2022
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,673,057	$761,473	$3,434,530	$2,985,314	$751,541	$3,736,855
Accumulated depreciation and amortization	(212,298)	(33,763)	(246,061)	(155,957)	(15,691)	(171,648)
Net operating real estate investments	2,460,759	727,710	3,188,469	2,829,357	735,850	3,565,207
Real estate held for sale, net	171,347	—	171,347	3,360	—	3,360
Net real estate investments	2,632,106	727,710	3,359,816	2,832,717	735,850	3,568,567
Other assets	179,694	45,762	225,456	219,885	48,285	268,170
Goodwill	19,268	—	19,268	—	—	—
Total assets	$2,831,068	$773,472	$3,604,540	$3,052,602	$784,135	$3,836,737

Liabilities
Debt payable, net	$1,913,382	$574,142	$2,487,524	$2,035,991	$565,238	$2,601,229
Other liabilities	119,266	29,079	148,345	115,169	16,824	131,993
Total liabilities	$2,032,648	$603,221	$2,635,869	$2,151,160	$582,062	$2,733,222

16. Internalization of the Manager

On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into a Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of sending the Call Right Notice, the Internalization Fee the Company paid to acquire the Manager was $20.3 million, prior to closing adjustments, which was fixed based on May 31, 2022 data. The Internalization Fee was paid in a combination of cash and OP Units. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.

The Internalization of the Manager was considered to be a business combination in accordance with FASB ASC 805, Business Combinations. The purchase price and related acquisition costs (“Internalization Consideration”) were allocated to the assets acquired and liabilities assumed based on the estimated fair value of the Internalization Consideration transferred at the date of acquisition. The excess of the Internalization Consideration over the fair value of the net assets acquired was allocated to goodwill. Certain assets acquired in connection with the Internalization of the Manager, including intangible assets and goodwill, were calculated using unobservable inputs classified within Level 3 of the fair value hierarchy.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a part of the Internalization of the Manager as of the date of the acquisition (in thousands). The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related preliminary acquisition accounting are based on management's estimates and assumptions, as well as information compiled by management. Our estimates and assumptions are subject to change during the measurement period, not to exceed on year from August 3, 2023.

Cash	$2,632
Restricted cash	98
Other assets	7,682
Intangible assets	3,500
Goodwill	19,268
Accounts payable and other liabilities	(12,437)
Fair value of acquired net assets	$20,743	(1)

(1)	In addition to the Internalization Fee of $20.3 million, approximately $0.4 million of closing adjustments were included in the preliminary purchase price allocation.

In accordance with ASC 805, Business Combinations, an acquirer shall recognize separately from goodwill the identifiable intangible assets acquired in a business combination. An intangible asset is identifiable if it meets either the separability criterion or the contractual-legal criterion. Specifically, an intangible asset must be recognized as a separate asset from goodwill if (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged (regardless of whether there is an intent to do so). The intangible assets acquired in connection with the Internalization of the Manager have been accounted for in accordance with ASC 805. The intangible asset acquired in connection with the internalization of the Manager is identified as developed technology. The goodwill acquired in connection with the Internalization of the Manager is representative of expected synergies and cost savings from combining the operations of the Company and the Manager.

The Company recognized approximately $0.9 million of acquisition related costs that were expensed during the three and nine months ended September 30, 2023. These costs are included in internalization costs on the consolidated statements of operations and comprehensive income (loss).

Following the Internalization of the Manager on August 3, 2023, the Company has consolidated the Manager’s operations which are reflected in the consolidated financial statements.

17. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Dispositions
Subsequent to September 30, 2023, the Company disposed of 607 homes in the VineBrook reportable segment for net proceeds of approximately $57.1 million.
Debt Paydowns
Subsequent to September 30, 2023, the Company paid down approximately $46.7 million on the Warehouse Facility and approximately $6.2 million on the Bridge Facility III. Approximately $1.2 billion and $25.1 million remain outstanding on the Warehouse Facility and Bridge Facility III, respectively, as of November 10, 2023.
Common and Preferred Dividends
On October 16, 2023, the Company approved a common stock dividend of $0.5301 per Share for shareholders of record as of October 18, 2023 that was paid on October 20, 2023.
On September 19, 2023, the Company approved a preferred stock dividend of $0.40625 per share of Series A Preferred Stock for Series A preferred stockholders of record as of September 25, 2023 that was paid on October 10, 2023.
On September 19, 2023, the Company approved a preferred stock dividend of $0.40243 per share of Series B Preferred Stock for Series B preferred stockholders of record as of September 25, 2023 that was paid on October 10, 2023.
On November 6, 2023, the Company approved a preferred stock dividend of $0.40625 per share of Series A Preferred Stock for Series A preferred stockholders of record as of December 22, 2023 that will be paid on January 10, 2024.
On November 6, 2023, the Company approved a preferred stock dividend of $0.59375 per share of Series B Preferred Stock for Series B preferred stockholders of record as of December 22, 2023 that will be paid on January 10, 2024.
NAV Determination
In accordance with the Valuation Methodology, on November 14, 2023, the Company determined that its NAV per share calculated on a fully diluted basis was $60.23 as of September 30, 2023. Shares and OP Units issued under the respective DRIPs will be issued a 3% discount to the NAV per share in effect.
Asset Backed Securitization

The Company is currently working on an asset backed securitization (“ABS”) with BofA Securities, Inc. as the sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC as joint bookrunner and co-lead manager, and J.P. Morgan Securities LLC, Truist Securities, Inc., Raymond James & Associates, Inc. and Citizens JMP Securities, LLC as co-managers. On November 8, 2023, the Company filed form ABS-15G with the SEC.

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
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 23,147 homes as of September 30, 2023 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,569 homes as of September 30, 2023 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of September 30, 2023, we, through our OP and its consolidated subsidiaries, owned and operated 25,716 SFR homes located in 20 states.
As of September 30, 2023, our VineBrook Portfolio consisted of 23,147 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of September 30, 2023, the VineBrook Portfolio had occupancy of approximately 95.2% with a weighted average monthly effective rent of $1,230 per occupied home. As of September 30, 2023, the VineBrook Portfolio had a stabilized occupancy of approximately 95.0% with a weighted average monthly stabilized effective rent of $1,250 per occupied home and 36.9% of homes in our VineBrook Portfolio were excluded from being stabilized because the homes were in rehabilitation, were purchased with residents in place or are classified as held for sale. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of September 30, 2023, there were 24,616,409 OP Units outstanding, of which 20,387,840 Class A OP Units, or 82.8% of the OP Units outstanding, were owned by the Company. Please see the notes to the financial statements for the breakdown of the non-controlling ownership of our OP.
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
On August 28, 2018, the Company commenced the offering of 40,000,000 Shares through the Private Offering under Regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Shares. The Private Offering closed on September 14, 2022. The initial offering price for Shares sold through the Private Offering was $25.00 per share. The Company sold Shares in periodic closings at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. For sales through Raymond James, the purchaser subscribed for a gross amount based on NAV per share and separately paid the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribed for a gross amount based on a public offering price (“POP”), which included the applicable upfront fees and commissions. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.
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

The Internalization
Prior to the Internalization of the Manager on August 3, 2023, most of the VineBrook Portfolio was managed by the Manager pursuant to the terms of the Management Agreements, the Manager and various wholly owned subsidiaries of the OP that own the SPEs. Prior to the Internalization of the Manager on August 3, 2023, the Manager, although an affiliate because the owners of the Manager are significant holders of OP Units, was independent from the Company and NexPoint. The Manager was responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of SFR properties. In addition, the Manager was generally responsible for the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the Investment Committee or pursuant to authority delegated to the Manager by the Investment Committee.
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
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into a Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of sending the Call Right Notice, the Internalization Fee the Company paid to acquire the Manager was $20.3 million, prior to closing adjustments, which was fixed based on May 31, 2022 data. The Internalization Fee was paid in a combination of cash and OP Units. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.
The Internalization process was overseen by an independent special committee of the Board, comprised solely of all of the disinterested directors. The Company also made equity grants under the 2023 LTIP to certain employees who the Company hired in connection with the Internalization.
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

Tusk and Siete Portfolio Acquisitions
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The initial deposit forfeitures of the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2023.

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of September 30, 2023 and 2022, the VineBrook Portfolio consisted of 23,147 and 24,153 homes, respectively, in 18 states. As of September 30, 2023 and 2022, the VineBrook Portfolio had an occupancy of 95.2% and 81.9%, respectively, and a weighted average monthly effective rent of $1,230 and $1,142, respectively, per occupied home. As of September 30, 2023 and 2022, the occupancy of stabilized homes in our VineBrook Portfolio was 95.0% and 94.3%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,250 and $1,160, respectively. As of September 30, 2023 and 2022, 36.9% and 51.5%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized because the homes were in rehabilitation, were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of September 30, 2023.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,096	96.3%	$1,258	2,456	95.8%	$1,278
Dayton	OH	2,736	94.9%	1,204	2,514	94.8%	1,197
Columbus	OH	1,658	96.3%	1,327	1,471	96.3%	1,330
St. Louis	MO	1,893	93.8%	1,133	1,053	93.2%	1,154
Indianapolis	IN	1,405	94.4%	1,234	967	94.0%	1,268
Birmingham	AL	1,070	96.3%	1,232	518	94.4%	1,244
Columbia	SC	958	93.6%	1,330	449	90.6%	1,395
Kansas City	MO, KS	1,115	97.5%	1,264	738	97.2%	1,259
Jackson	MS	861	93.3%	1,186	637	93.1%	1,195
Memphis	TN, MS	1,364	91.3%	1,026	795	90.7%	1,058
Augusta	GA, SC	682	96.8%	1,174	384	96.1%	1,271
Milwaukee	WI	806	94.5%	1,221	493	94.3%	1,293
Atlanta	GA	707	94.3%	1,521	165	95.8%	1,780
Pittsburgh	PA	379	96.8%	1,093	266	96.6%	1,135
Pensacola	FL	300	97.0%	1,427	144	99.3%	1,478
Greenville	SC	387	96.1%	1,299	228	97.4%	1,395
Little Rock	AR	270	95.2%	1,027	250	94.8%	1,034
Huntsville	AL	278	97.5%	1,310	172	97.7%	1,336
Raeford	NC	250	97.2%	1,192	98	99.0%	1,296
Portales	NM	350	96.9%	1,140	136	97.1%	1,199
Omaha	NE, IA	295	98.3%	1,257	271	98.5%	1,269
Triad	NC	222	95.0%	1,372	156	95.5%	1,397
Montgomery	AL	316	97.8%	1,220	239	97.1%	1,242
Charleston	SC	10	90.0%	1,722	—	n/a	n/a
Sub-Total/Average		21,408	95.2%	$1,230	14,600	95.0%	$1,250
Held for Sale		1,739	n/a	n/a	n/a	n/a	n/a
Total/Average		23,147	95.2%	$1,230	14,600	95.0%	$1,250

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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of September 30, 2023, the NexPoint Homes portfolio consisted of 2,569 SFR homes primarily located in the midwestern and southeastern United States. As of September 30, 2023, NexPoint Homes had occupancy of approximately 91.0% with a weighted average monthly effective rent of $1,702 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period greater than 30 days. As of September 30, 2023, the number of stabilized homes in the NexPoint Homes portfolio was 2,359, the occupancy of stabilized homes was 99.2%, and the weighted average monthly effective rent of stabilized occupied homes was $1,717. See Note 5 to our consolidated financial statements, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.
The table below provides summary information regarding the NexPoint Homes portfolio as of September 30, 2023.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	86.7%	$2,019	187	97.9%	$2,059
Birmingham	AL	133	92.5%	1,580	125	98.4%	1,605
Charlotte	NC	68	92.6%	1,927	64	98.4%	1,959
Dallas/Ft Worth	TX	51	94.1%	2,260	48	100.0%	2,260
Fayetteville	AR	440	89.8%	1,617	397	99.5%	1,626
Huntsville	AL	71	90.1%	1,921	66	97.0%	1,973
Kansas City	MO, KS	146	97.9%	1,889	143	100.0%	1,889
Little Rock	AR	210	93.3%	1,409	196	100.0%	1,409
Memphis	TN, MS	158	89.9%	1,510	142	100.0%	1,510
Oklahoma City	OK	514	90.1%	1,658	464	99.8%	1,661
San Antonio	TX	199	95.0%	1,743	191	99.0%	1,761
Triad	NC	50	94.0%	1,745	47	100.0%	1,745
Tulsa	OK	176	90.9%	1,621	162	98.8%	1,639
Other (1)	AL,FL,KS,TX	142	86.6%	1,844	127	96.9%	1,912
Sub-Total/Average		2,569	91.0%	$1,702	2,359	99.2%	$1,717
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,569	91.0%	$1,702	2,359	99.2%	$1,717
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three and nine months ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Total revenues	$12,378	$36,741
Total expenses	20,771	63,297
Net loss	$(8,608)	$(26,830)
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
Property management fees. Property management fees include fees paid to the Manager for managing each property, presented net of fee rebates related to the Manager Cap (see Note 13 to our consolidated financial statements). Following the Internalization of the Manager, property management fees are eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 13 to our consolidated financial statements).
General and administrative expenses. General and administrative expenses include, but are not limited to, audit fees, legal fees, tax preparation fees, corporate taxes, Board fees, equity-based compensation expense, corporate payroll and personnel costs, costs of marketing, professional fees, general office supplies, centralized technology support and other expenses associated with our corporate and administrative functions.
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
Consolidated Results of Operations for the Three Months Ended September 30, 2023 and 2022
The three months ended September 30, 2023 compared to the three months ended September 30, 2022
The following table sets forth a summary of our consolidated operating results for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change
Total revenues	$88,735	$73,638	$15,097
Total expenses	(125,163)	(85,651)	(39,512)
Loss on extinguishment of debt	(164)	(2,468)	2,304
Loss on sales and impairment of real estate, net	(34,654)	(140)	(34,514)
Investment income	101	—	101
Loss on forfeited deposits	(292)	—	(292)
Internalization costs	(917)	—	(917)
Net loss	(72,354)	(14,621)	(57,733)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,226	(19)
Net loss attributable to redeemable noncontrolling interests in the OP	(10,853)	(1,782)	(9,071)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,684)	(3,112)	(572)
Net loss attributable to noncontrolling interests in consolidated VIEs	(565)	(113)	(452)
Net loss attributable to stockholders	$(59,459)	$(11,840)	$(47,619)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, general and administrative expenses, depreciation and amortization, interest expense and loss on sales and impairment of real estate, net, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $87.2 million for the three months ended September 30, 2023 compared to $71.6 million for the three months ended September 30, 2022, which was an increase of $15.6 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was 1.5 million for the three months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022, which was a decrease of $0.5 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.

Expenses
Property operating expenses. Property operating expenses were $20.9 million for the three months ended September 30, 2023 compared to $12.6 million for the three months ended September 30, 2022, which was an increase of $8.3 million. The increase between the periods was primarily due to an increase in turnover, landscaping, utilities and maintenance costs in the current period, associated with the growth in stabilized homes. For the three months ended September 30, 2023 and 2022, turn costs represented approximately 20% and 15%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $16.9 million for the three months ended September 30, 2023 compared to $12.3 million for the three months ended September 30, 2022, which was an increase of $4.6 million. The increase between the periods was primarily due to increases in property tax assessments and property insurance.
Property management fees. Property management fees were $1.9 million for the three months ended September 30, 2023 compared to $3.8 million for the three months ended September 30, 2022, which was a decrease of $1.9 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $5.6 million for the three months ended September 30, 2023 compared to $4.3 million for the three months ended September 30, 2022, which was an increase of $1.3 million. The increase between the periods was primarily due to the accrual of advisory fees at the NexPoint Homes reportable segment in 2023, which had previously been waived for three months ended September 30, 2022.
General and administrative expenses. General and administrative expenses were $13.9 million for the three months ended September 30, 2023 compared to $7.1 million for the three months ended September 30, 2022, which was an increase of $6.8 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and other corporate and administrative costs as our operations continued to gain scale.
Depreciation and amortization. Depreciation and amortization costs were $31.6 million for the three months ended September 30, 2023 compared to $28.7 million for the three months ended September 30, 2022, which was an increase of $2.9 million. The increase between the periods was primarily due to an increase in depreciation on leasehold improvements in the current year. Additionally, there was an increase in depreciation related to the growth of the NexPoint Homes Portfolio.
Interest expense. Interest expense was $34.3 million for the three months ended September 30, 2023 compared to $16.9 million for the three months ended September 30, 2022, which was an increase of $17.4 million. The increase between the periods was primarily due to an increase in interest on debt as we witnessed an increase in the weighted average interest rate on debt outstanding during the past year in addition to the change in fair value of interest rate derivatives included in interest expense of approximately $0.6 million. The following table details the various costs included in interest expense for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change
Gross interest cost	$35,212	$19,521	$15,691
Capitalized interest	(920)	(2,646)	1,726
Total	$34,292	$16,875	$17,417
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.2 million for the three months ended September 30, 2023 compared to $2.5 million for the three months ended September 30, 2022, which was a decrease of $2.3 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity in the current year.

Loss on sales and impairment of real estate, net. Loss on sales and impairment of real estate, net was $34.7 million for the three months ended September 30, 2023 compared to $0.1 million for the three months ended September 30, 2022, which was an increase of $34.6 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and disposition activity in the current year. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.1 million for the three months ended September 30, 2023 compared to $0.0 million for the three months ended September 30, 2022, which was an increase of $0.1 million. The increase between the periods was primarily due to an increase in interest income from the HomeSource Note.
Loss on forfeited deposits. Loss on forfeited deposits was $0.3 million for the three months ended September 30, 2023 compared $0.0 million for the three months ended September 30, 2022, which was an increase of $0.3 million. The increase between the periods was primarily due to legal fees and other costs associated with the termination of acquisition agreements in the current year.
Internalization costs. Internalization costs was $0.9 million for the three months ended September 30, 2023 compared to $0.0 million for the three months ended September 30, 2022, which was an increase of $0.9 million. The increase between the periods was primarily due to costs incurred in connection with the Internalization of the Manager in the current year.
Consolidated Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
The following table sets forth a summary of our consolidated operating results for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Total revenues	$263,483	$186,920	$76,563
Total expenses	(368,968)	(213,676)	(155,292)
Loss on extinguishment of debt	(276)	(3,469)	3,193
Loss on sales and impairment of real estate, net	(65,108)	(86)	(65,022)
Investment income	265	1,339	(1,074)
Loss on forfeited deposits	(42,202)	—	(42,202)
Internalization costs	(917)	—	(917)
Net loss	(213,723)	(28,972)	(184,751)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	6,621	6,654	(33)
Net loss attributable to redeemable noncontrolling interests in the OP	(32,059)	(3,976)	(28,083)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,691)	(4,303)	(7,388)
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,566)	(113)	(1,453)
Net loss attributable to stockholders	$(175,028)	$(27,234)	$(147,794)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, general and administrative expenses, depreciation and amortization, interest expense, loss on sales and impairment of real estate, net and loss on forfeited deposits, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $259.1 million for the nine months ended September 30, 2023 compared to $182.0 million for the nine months ended September 30, 2022, which was an increase of $77.1 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $4.4 million for the nine months ended September 30, 2023 compared to $4.9 million for the nine months ended September 30, 2022, which was a decrease of $0.5 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.

Expenses
Property operating expenses. Property operating expenses were $56.6 million for the nine months ended September 30, 2023 compared to $33.6 million for the nine months ended September 30, 2022, which was an increase of $23.0 million. The increase between the periods was primarily due to an increase in turnover, landscaping, leasing and maintenance costs in the current period, associated with the growth in stabilized homes. For the nine months ended September 30, 2023 and 2022, turn costs represented approximately 17% and 14%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $49.0 million for the nine months ended September 30, 2023 compared to $32.7 million for the nine months ended September 30, 2022, which was an increase of $16.3 million. The increase between the periods was primarily due to increases in property tax assessments, liability insurance and property insurance.
Property management fees. Property management fees were $13.1 million for the nine months ended September 30, 2023 compared to $10.4 million for the nine months ended September 30, 2022, which was an increase of $2.7 million. The increase between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $16.3 million for the nine months ended September 30, 2023 compared to $11.2 million for the nine months ended September 30, 2022, which was an increase of $5.1 million. The increase between the periods was primarily due to an increase in the accrual of advisory fees at the NexPoint Homes reportable segment in 2023, which had previously been waived in 2022, and an increase in total debt principal outstanding.
General and administrative expenses. General and administrative expenses were $36.4 million for the nine months ended September 30, 2023 compared to $19.2 million for the nine months ended September 30, 2022, which was an increase of $17.2 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and other corporate and administrative costs as our operations continued to gain scale.
Depreciation and amortization. Depreciation and amortization costs were $96.5 million for the nine months ended September 30, 2023 compared to $68.9 million for the nine months ended September 30, 2022, which was an increase of $27.6 million. The increase between the periods was primarily due to an increase in depreciation on buildings and leasehold improvements in the current year. Additionally, there was an overall increase to the size of the Portfolio.
Interest expense. Interest expense was $101.1 million for the nine months ended September 30, 2023 compared to $37.7 million for the nine months ended September 30, 2022, which was an increase of $63.4 million. The increase between the periods was primarily due to an increase in interest on debt as we witnessed an increase in our weighted average interest rate during the past year in addition to the change in fair value of interest rate derivatives included in interest expense of approximately $1.4 million. The following table details the various costs included in interest expense for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Gross interest cost	$108,423	$45,170	$63,253
Capitalized interest	(7,352)	(7,520)	168
Total	$101,071	$37,650	$63,421
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.3 million for the nine months ended September 30, 2023 compared to $3.5 million for the nine months ended September 30, 2022, which was a decrease of $3.2 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity in the current year.

(Loss)/gain on sales and impairment of real estate, net. Loss on sales and impairment of real estate, net was $65.1 million for the nine months ended September 30, 2023 compared to $0.1 million for the nine months ended September 30, 2022, which was an increase of $65.0 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and disposition activity in the current year. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.3 million for the nine months ended September 30, 2023 compared to $1.3 million for the nine months ended September 30, 2022, which was a decrease of $1.0 million. The decrease between the periods was primarily due to a decrease in interest income from the investment in Ensign, as this investment was redeemed on June 8, 2022.
Loss on forfeited deposits. Loss on forfeited deposits was $42.2 million for the nine months ended September 30, 2023 compared $0.0 million for the nine months ended September 30, 2022, which was an increase of $42.2 million. The increase between the periods was primarily due to forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.
Internalization costs. Internalization costs was $0.9 million for the nine months ended September 30, 2023 compared to $0.0 million for the nine months ended September 30, 2022, which was an increase of $0.9 million. The increase between the periods was primarily due to costs incurred in connection with the Internalization of the Manager in the current year.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) loss on forfeited deposits (8) other gains and losses that are specific to us, including loss on extinguishment of debt and (9) Internalization costs. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. General and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties and represent expenses such as legal, professional, centralized technology support and accounting functions and other expenses associated with our corporate and administrative functions. Investment income is eliminated because it does not reflect the ongoing operating activity performed at the properties. Loss on forfeited deposits are excluded because of the infrequent and unusual nature of this activity. Losses on extinguished debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. Internalization costs are eliminated because they represent transaction costs that do not reflect ongoing operating activity performed at the properties. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes general and administrative expenses, interest expense, gain (loss) on sales and impairment of real estate, which includes impairment charges and casualty gains or losses, advisory fees, depreciation and amortization expense, investment income, losses on forfeited deposits, other gains and losses, including loss on extinguishment of debt as determined under GAAP, internalization costs and the level of capital expenditures and other costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three and nine months ended September 30, 2023 and 2022 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(72,354)	$(14,621)	$(213,723)	$(28,972)
Adjustments to reconcile net loss to NOI:
Advisory fees	5,637	4,313	16,285	11,243
General and administrative expenses	13,860	7,074	36,385	19,212
Depreciation and amortization	31,610	28,693	96,530	68,856
Interest expense	34,292	16,875	101,071	37,650
Loss on extinguishment of debt	164	2,468	276	3,469
Loss on sales and impairment of real estate, net	34,654	140	65,108	86
Investment income	(101)	—	(265)	(1,339)
Loss on forfeited deposits	292	—	42,202	—
Internalization costs	917	—	917	—
NOI	$48,971	$44,942	$144,786	$110,205
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three and nine months ended September 30, 2023 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(63,746)	$(8,608)	$(72,354)	$(186,893)	$(26,830)	$(213,723)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,711	926	5,637	14,445	1,840	16,285
General and administrative expenses	14,834	(974)	13,860	34,115	2,270	36,385
Depreciation and amortization	24,208	7,402	31,610	74,405	22,125	96,530
Interest expense	25,761	8,531	34,292	76,899	24,172	101,071
Loss on extinguishment of debt	164	—	164	276	—	276
Loss on sales and impairment of real estate, net	34,642	12	34,654	64,873	235	65,108
Investment income	(12)	(89)	(101)	(12)	(253)	(265)
Loss on forfeited deposits	—	292	292	41,910	292	42,202
Internalization costs	917	—	917	917	—	917
NOI	$41,479	$7,492	$48,971	$120,935	$23,851	$144,786

Net Operating Income for Our Q3 Same Home and Non-Q3 Same Home Properties for the Three Months Ended September 30, 2023 and 2022
There are 8,201 homes in our Q3 2023 same home pool for the three months ended September 30, 2023 and 2022 (our “Q3 Same Home” properties). To be included as a “Q3 Same Home,” homes must be in the VineBrook reportable segment and (i) must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end or (ii) acquired as stabilized in advance of the first day of the initial reporting period and be held through the current reporting period-end. Q3 Same Home properties as of September 30, 2023 and September 30, 2022 were stabilized by October 1, 2021 and held through September 30, 2023 or acquired as stabilized on February 8, 2022 as a portion of the Prager Portfolio and held through September 30, 2023. Q3 Same Home properties do not include homes held for sale. Homes that are stabilized are included as Q3 Same Home properties, whether occupied or vacant. Consistent with the National Rental Home Council’s definition of stabilized, a property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Additionally, according to the National Rental Home Council, a property acquired and deemed to not be in need of an upfront renovation may be added to or withheld from the stabilized portfolio based on management’s discretion. Historically, we have generally purchased the majority of our properties in bulk and have not considered them stabilized on acquisition if we cannot confirm that each property in the acquired portfolio is not in need of an upfront renovation. The Company determined that 700 homes in a contiguous neighborhood acquired in connection with the acquisition of the Prager Portfolio were not in need of an upfront renovation and were considered stabilized upon acquisition and were held during the entirety of the three months ended September 30, 2023 and 2022, as such were included in the Q3 Same Home pool. We view Q3 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2023 and 2022 for our Q3 Same Home properties, which total 8,201 properties for the three months ended September 30, 2023 and 2022, and Non-Q3 Same Home properties (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Q3 Same Home
Rental income (1)	$28,007	$26,024	$1,983	7.6%
Other income (1)	235	407	(172)	-42.3%
Q3 Same Home revenues	28,242	26,431	1,811	6.9%
Non-Q3 Same Home
Rental income (1)	57,734	45,088	12,646	28.0%
Other income (1)	995	1,107	(112)	-10.1%
Non-Q3 Same Home revenues	58,729	46,195	12,534	27.1%
Total revenues	86,971	72,626	14,345	19.8%

Operating expenses
Q3 Same Home
Property operating expenses (1)	7,102	5,036	2,066	41.0%
Real estate taxes and insurance	5,305	3,891	1,414	36.3%
Property management fees (2)	442	1,358	(916)	-67.5%
Q3 Same Home operating expenses	12,849	10,285	2,564	24.9%
Non-Q3 Same Home
Property operating expenses (1)	12,023	6,544	5,479	83.7%
Real estate taxes and insurance	11,630	8,369	3,261	39.0%
Property management fees (2)	1,498	2,486	(988)	-39.7%
Non-Q3 Same Home operating expenses	25,151	17,399	7,752	44.6%
Total operating expenses	38,000	27,684	10,316	37.3%

NOI
Q3 Same Home	15,393	16,146	(753)	-4.7%
Non-Q3 Same Home	33,578	28,796	4,782	16.6%
Total NOI	$48,971	$44,942	$4,029	9.0%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Q3 Same Home Results of Operations for the Three Months Ended September 30, 2023 and 2022
As of September 30, 2023, our Q3 Same Home properties were approximately 94.7% occupied with a weighted average monthly effective rent per occupied home of $1,215. As of September 30, 2022, our Q3 Same Home properties were approximately 94.9% occupied with a weighted average monthly effective rent per occupied home of $1,127. For our Q3 Same Home properties, we recorded the following operating results for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022:
Revenues
Rental income. Rental income was $28.0 million for the three months ended September 30, 2023 compared to $26.0 million for the three months ended September 30, 2022, which was an increase of approximately $2.0 million, or 7.6%. The increase is related to a 7.8% increase in the weighted average monthly effective rent per occupied home and partially offset by a 0.2% decrease in occupancy.
Other income. Other income was $0.2 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022, which was a decrease of approximately $0.2 million, or 42.3%. The decrease is related to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $7.1 million for the three months ended September 30, 2023 compared to $5.0 million for the three months ended September 30, 2022, which was an increase of approximately $2.1 million, or 41.0%. The increase is primarily related to an increase in repair and maintenance expenses of approximately $1.1 million, an increase in turn costs of approximately $0.7 million and an increase in landscaping costs of approximately $0.5 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $5.3 million for the three months ended September 30, 2023 compared to $3.9 million for the three months ended September 30, 2022, which was an increase of approximately $1.4 million, or 36.3%. The increase is primarily related to an increase in real estate taxes of approximately $0.7 million and an increase in property and renter’s insurance costs of approximately $0.5 million.
Property management fees. Property management fees were $0.4 million for the three months ended September 30, 2023 compared to $1.4 million for the three months ended September 30, 2022, which was a decrease of $1.0 million, or 67.5%. The decrease relates to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
The following table reflects a reconciliation of Q3 Same Home and Non-Q3 Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022
Q3 Same Home revenues	$28,242	$26,431
Non-Q3 Same Home revenues	58,729	46,195
Chargebacks	1,764	1,012
Total revenues	88,735	73,638

Q3 Same Home operating expenses	12,849	10,285
Non-Q3 Same Home operating expenses	25,151	17,399
Chargebacks	1,764	1,012
Total operating expenses	$39,764	$28,696

Net Operating Income for Our Same Home and Non-Same Home Properties for the Nine Months Ended September 30, 2023 and 2022
There are 7,501 homes in our 2023 same home pool for the nine months ended September 30, 2023 and 2022 (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the nine months ended September 30, 2023 and 2022 were stabilized by October 1, 2021 and held through September 30, 2023. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods. Same Home results for the nine months ended September 30, 2023 and 2022 exclude the impact of the 700 homes acquired in connection with the acquisition of the Prager Portfolio on February 8, 2022 that are included in the Q3 Same Home pool described above because these homes were not owned for the entirety of the nine months ended September 30, 2023 and 2022.
The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2023 and 2022 for our Same Home properties, which total 7,501 properties for the nine months ended September 30, 2023 and 2022, and Non-Same Home properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Same Home
Rental income (1)	$75,469	$70,274	$5,195	7.4%
Other income (1)	346	1,091	(745)	-68.3%
Same Home revenues	75,815	71,365	4,450	6.2%
Non-Same Home
Rental income (1)	179,475	110,131	69,344	63.0%
Other income (1)	3,098	2,121	977	46.1%
Non-Same Home revenues	182,573	112,252	70,321	62.6%
Total revenues	258,388	183,617	74,771	40.7%

Operating expenses
Same Home
Property operating expenses (1)	16,590	11,983	4,607	38.4%
Real estate taxes and insurance	14,580	11,549	3,031	26.2%
Property management fees (2)	3,535	3,976	(441)	-11.1%
Same Home operating expenses	34,705	27,508	7,197	26.2%
Non-Same Home
Property operating expenses (1)	34,917	18,350	16,567	90.3%
Real estate taxes and insurance	34,450	21,167	13,283	62.8%
Property management fees (2)	9,530	6,387	3,143	49.2%
Non-Same Home operating expenses	78,897	45,904	32,993	71.9%
Total operating expenses	113,602	73,412	40,190	54.7%

NOI
Same Home	41,110	43,857	(2,747)	-6.3%
Non-Same Home	103,676	66,348	37,328	56.3%
Total NOI	$144,786	$110,205	$34,581	31.4%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Nine Months Ended September 30, 2023 and 2022
As of September 30, 2023, our Same Home properties were approximately 94.5% occupied with a weighted average monthly effective rent per occupied home of $1,210. As of September 30, 2022, our Same Home properties were approximately 94.7% occupied with a weighted average monthly effective rent per occupied home of $1,125. For our Same Home properties, we recorded the following operating results for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:
Revenues
Rental income. Rental income was $75.5 million for the nine months ended September 30, 2023 compared to $70.3 million for the nine months ended September 30, 2022, which was an increase of approximately $5.2 million, or 7.4%. The increase is related to a 7.6% increase in the weighted average monthly effective rent per occupied home and partially offset by a 0.2% decrease in occupancy.
Other income. Other income was $0.3 million for the nine months ended September 30, 2023 compared to $1.1 million for the nine months ended September 30, 2022, which was a decrease of approximately $0.8 million, or 68.3%. The decrease is related to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $16.6 million for the nine months ended September 30, 2023 compared to $12.0 million for the nine months ended September 30, 2022, which was an increase of approximately $4.6 million, or 38.4%. The increase is primarily related to an increase in repair and maintenance expenses of approximately $1.7 million, an increase in turn costs of approximately $1.5 million, an increase in landscaping costs of approximately $0.8 million and an increase in water and sewer costs of approximately $0.7 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $14.6 million for the nine months ended September 30, 2023 compared to $11.5 million for the nine months ended September 30, 2022, which was an increase of approximately $3.1 million, or 26.2%. The increase is primarily related to an increase in real estate taxes of approximately $2.3 million, an increase in liability insurance of approximately $0.3 million and an increase in renter’s insurance costs of approximately $0.2 million.
Property management fees. Property management fees were $3.5 million for the nine months ended September 30, 2023 compared to $4.0 million for the nine months ended September 30, 2022, which was a decrease of approximately $0.5 million or 11.1%. The decrease relates to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Same Home revenues	$75,815	$71,365
Non-Same Home revenues	182,573	112,252
Chargebacks	5,095	3,303
Total revenues	263,483	186,920

Same Home operating expenses	34,705	27,508
Non-Same Home operating expenses	78,897	45,904
Chargebacks	5,095	3,303
Total operating expenses	$118,697	$76,715

FFO, Core FFO and AFFO
We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations attributable to stockholders, NCI of the OP, redeemable NCI in consolidated VIEs, and NCI in consolidated VIEs (“FFO”) as defined by the National Association of Real Estate Investments Trusts (“NAREIT”), core funds from operations attributable to stockholders, NCI of the OP, redeemable NCI in consolidated VIEs, and NCI in consolidated VIEs (“Core FFO”) and adjusted funds from operations attributable to stockholders, NCI of the OP, redeemable NCI in consolidated VIEs, and NCI in consolidated VIEs (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. FFO is defined by NAREIT as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions and impairment of real estate assets, plus real estate depreciation and amortization. We compute FFO in accordance with NAREIT’s definition. Our presentation differs slightly from NAREIT’s in that we begin with net income (loss) attributable to stockholders and add net income (loss) attributable to NCI in the OP, net income (loss) attributable to redeemable NCI in consolidated VIEs and net income (loss) attributable to NCI in consolidated VIEs and then make the adjustments to arrive at FFO.
Core FFO makes certain adjustments to FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as the amortization of deferred financing costs, gains or losses on extinguishment of debt, losses on forfeited deposits, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense, costs associated with the Internalization and other RIF expenses. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and the method of calculating AFFO is divergent across the industry. AFFO adjusts Core FFO to remove recurring capital expenditures, which are costs necessary to help preserve the value and maintain functionality of our homes. We believe AFFO is useful as a supplemental gauge of the operating performance of our Company and is useful in comparing our operating performance with other REITs.
Basic and diluted weighted average shares in our FFO/Core FFO/AFFO table includes both our Shares and OP Units.
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

The following tables reconcile our calculations of FFO, Core FFO and AFFO to net loss for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net loss attributable to stockholders	$(59,459)	$(11,840)	$(47,619)	402.2%
Net loss attributable to NCI in the OP	(10,853)	(1,782)	(9,071)	509.0%
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,684)	(3,112)	(572)	18.4%
Net loss attributable to noncontrolling interests in consolidated VIEs	(565)	(113)	(452)	400.0%
Depreciation and amortization	31,610	23,641	7,969	33.7%
Loss on sales and impairment of real estate, net	34,654	140	34,514	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(8,297)	6,934	(15,231)	-219.7%

FFO per share - basic	$(0.28)	$0.24	$(0.52)	-216.7%
FFO per share - diluted	$(0.28)	$0.24	$(0.52)	-216.7%

Loss on forfeited deposits	292	—	292	100.0%
Amortization of deferred financing costs	2,788	2,261	527	23.3%
Loss on extinguishment of debt	164	2,468	(2,304)	-93.4%
Change in fair value of interest rate derivatives included in interest expense	639	(7,694)	8,333	-108.3%
Internalization costs	917	—	917	100.0%
RIF expenses (1)	521	—	521	100.0%
Equity-based compensation expense	2,878	1,632	1,246	76.3%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(98)	5,601	(5,699)	-101.7%

Core FFO per share - basic	$—	$0.19	$(0.19)	-101.8%
Core FFO per share - diluted	$—	$0.19	$(0.19)	-100.0%

Recurring capital expenditures	(6,159)	(3,201)	(2,958)	92.4%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(6,257)	2,400	(8,657)	-360.7%

AFFO per share - basic	$(0.21)	$0.08	$(0.29)	-362.5%
AFFO per share - diluted	$(0.21)	$0.08	$(0.29)	-362.5%

Weighted average shares outstanding - basic	29,231	29,039
Weighted average shares outstanding - diluted (2)	30,002	29,499

Dividends declared per share	$—	$0.5301

Net loss attributable to stockholders per share/unit - diluted	$(2.39)	$(0.47)
Net loss attributable to stockholders Coverage - diluted (3)	N/A	-0.89x
FFO Coverage - diluted (4)	N/A	0.45x
Core FFO Coverage - diluted (4)	N/A	0.36x
AFFO Coverage - diluted (4)	N/A	0.15x
(1)During the three months ended September 30, 2023, a reduction in force occurred which resulted in severance expense of $0.5 million, which is included in RIF expenses above.
(2)For the three months ended September 30, 2023 and 2022, includes approximately 940,000 shares and 460,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO or change in control.

(3)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period. For the three months ended September 30, 2023, there was not a dividend declared on common shares, therefore this ratio is not applicable for the period.
(4)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period. For the three months ended September 30, 2023, there was not a dividend declared on common shares, therefore this ratio is not applicable for the period.

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net loss attributable to stockholders	$(175,028)	$(27,234)	$(147,794)	542.7%
Net loss attributable to NCI in the OP	(32,059)	(3,976)	(28,083)	706.3%
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,691)	(4,303)	(7,388)	171.7%
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,566)	(113)	(1,453)	1285.8%
Depreciation and amortization	96,530	68,856	27,674	40.2%
Loss on sales and impairment of real estate, net	65,108	86	65,022	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(58,706)	33,316	(92,022)	-276.2%

FFO per share - basic	$(2.03)	$1.17	$(3.20)	-273.5%
FFO per share - diluted	$(2.03)	$1.15	$(3.18)	-276.5%

Loss on forfeited deposits	42,202	—	42,202	100.0%
Amortization of deferred financing costs	7,803	5,580	2,223	39.8%
Loss on extinguishment of debt	276	3,469	(3,193)	-92.0%
Change in fair value of interest rate derivatives included in interest expense	1,386	(9,765)	11,151	-114.2%
Internalization costs	917	—	917	100.0%
RIF expenses (1)	521	—	521	100.0%
Equity-based compensation expense	8,755	4,704	4,051	86.1%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	3,154	37,304	(34,150)	-91.5%

Core FFO per share - basic	$0.11	$1.31	$(1.20)	-91.6%
Core FFO per share - diluted	$0.11	$1.29	$(1.18)	-91.5%

Recurring capital expenditures	(15,150)	(8,384)	(6,766)	80.7%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(11,996)	28,920	(40,916)	-141.5%

AFFO per share - basic	$(0.41)	$1.02	$(1.43)	-140.2%
AFFO per share - diluted	$(0.41)	$1.00	$(1.41)	-141.0%

Weighted average shares outstanding - basic	28,917	28,390
Weighted average shares outstanding - diluted (2)	29,481	28,870

Dividends declared per share	$1.0602	$1.5903

Net loss attributable to stockholders per share/unit - diluted	$(7.09)	$(1.11)
Net loss attributable to stockholders Coverage - diluted (3)	-6.69x	-0.70x
FFO Coverage - diluted (4)	-1.91x	0.72x
Core FFO Coverage - diluted (4)	0.10x	0.81x
AFFO Coverage - diluted (4)	-0.39x	0.63x
(1)During the three months ended September 30, 2023, a reduction in force occurred which resulted in severance expense of $0.5 million, which is included in RIF expenses above.
(2)For the nine months ended September 30, 2023 and 2022, includes approximately 940,000 shares and 480,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO or change in control.
(3)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.

(4)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
VineBrook FFO, Core FFO and AFFO
In addition to FFO, Core FFO and AFFO, we present FFO, Core FFO and AFFO for the VineBrook reportable segment (“VineBrook FFO,” “VineBrook Core FFO” and “VineBrook AFFO,” respectively).
We compute VineBrook FFO in accordance with NAREIT’s definition. Our presentation differs slightly from NAREIT’s in that we begin with VineBrook net income (loss) attributable to stockholders and add VineBrook net income (loss) attributable to NCI in the OP and then make the adjustments to arrive at VineBrook FFO.
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove items such as the amortization of deferred financing costs, gains or losses on extinguishment of debt, losses on forfeited deposits, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense, reportable segment-specific investment income, costs associated with the Internalization and other RIF expenses. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
Basic and diluted weighted average shares in our VineBrook FFO/VineBrook Core FFO/VineBrook AFFO table includes both our Shares and OP Units. NexPoint Homes Shares and SFR OP Units are not part of this count as the metrics in the VineBrook FFO/Core FFO/AFFO table only pertain to the VineBrook reportable segment.
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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for the three and nine months ended September 30, 2023 and 2022. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(55,462)	$(3,997)	$(59,459)	$(162,564)	$(12,464)	$(175,028)
Net loss attributable to redeemable NCI in the OP	(10,491)	(362)	(10,853)	(30,950)	(1,109)	(32,059)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,684)	(3,684)	—	(11,691)	(11,691)
Net loss attributable to NCI in consolidated VIEs	—	(565)	(565)	—	(1,566)	(1,566)

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to common stockholders	$(10,821)	$(1,019)	$(11,840)	$(24,900)	$(2,334)	$(27,234)
Net (loss)/income attributable to redeemable NCI in the OP	(1,858)	76	(1,782)	(3,564)	(412)	(3,976)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,112)	(3,112)	—	(4,303)	(4,303)
Net loss attributable to NCI in consolidated VIEs	—	(113)	(113)	—	(113)	(113)

The three months ended September 30, 2023 as compared to the three months ended September 30, 2022
The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment’s net loss for the three months ended September 30, 2023 and 2022, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net loss attributable to stockholders	$(55,462)	$(10,821)	$(44,641)	412.5%
Net loss attributable to NCI in the OP	(10,491)	(1,858)	(8,633)	464.6%
Depreciation and amortization	24,208	23,641	567	2.4%
Loss on sales and impairment of real estate, net	34,642	140	34,502	N/M
FFO attributable to stockholders and NCI in the OP	(7,103)	11,102	(18,205)	-164.0%

FFO per share - basic	$(0.24)	$0.38	$(0.62)	-163.2%
FFO per share - diluted	$(0.24)	$0.38	$(0.62)	-163.2%

Investment income (1)	374	958	(584)	-61.0%
Amortization of deferred financing costs	2,578	2,136	442	20.7%
Loss on extinguishment of debt	164	2,468	(2,304)	-93.4%
Change in fair value of interest rate derivatives included in interest expense	639	(7,694)	8,333	-108.3%
Internalization costs	917	—	917	100.0%
RIF expenses (2)	521	—	521	100.0%
Equity-based compensation expense	4,241	1,632	2,609	159.9%
Core FFO attributable to stockholders and NCI in the OP	2,331	10,602	(8,271)	-78.0%

Core FFO per share - basic	$0.08	$0.37	$(0.29)	-78.4%
Core FFO per share - diluted	$0.08	$0.36	$(0.28)	-77.8%

Recurring capital expenditures	(6,159)	(3,201)	(2,958)	92.4%
AFFO attributable to stockholders and NCI in the OP	(3,828)	7,401	(11,229)	-151.7%

AFFO per share - basic	$(0.13)	$0.25	$(0.38)	-152.0%
AFFO per share - diluted	$(0.13)	$0.25	$(0.38)	-152.0%

Weighted average shares outstanding - basic	29,231	29,039
Weighted average shares outstanding - diluted (3)	30,002	29,499

Dividends declared per share	$—	$0.5301

Net loss attributable to stockholders per share/unit - diluted (4)	$(2.39)	$(0.47)
Net loss attributable to stockholders Coverage - diluted (5)	N/A	-0.89x
FFO Coverage - diluted (6)	N/A	0.72x
Core FFO Coverage - diluted (6)	N/A	0.68x
AFFO Coverage - diluted (6)	N/A	0.47x
(1)Investment income in the table above includes approximately $0.4 million of interest income from the NexPoint Homes Convertible Notes for the three months ended September 30, 2023. Additionally, investment income in the table above includes approximately $1.0 million of interest income from the NexPoint Homes Convertible Notes for the three months ended September 30, 2022. The VineBrook reportable segment interest income related to NexPoint Homes is eliminated on the consolidated statements of operations and comprehensive income (loss) but is added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)During the three months ended September 30, 2023, a reduction in force occurred which resulted in severance expense of $0.5 million, which is included in RIF expenses above.

(3)For the three months ended September 30, 2023 and 2022, includes approximately 940,000 shares and 460,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO or change in control.
(4)For the three months ended September 30, 2023 and 2022, the net loss attributable to stockholders per share/unit (diluted) includes $(0.16) per common share and $(0.04) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.
(5)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period. For the three months ended September 30, 2023, there was not a dividend declared on common shares, therefore this ratio is not applicable for the period.
(6)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period. For the three months ended September 30, 2023, there was not a dividend declared on common shares, therefore this ratio is not applicable for the period.
VineBrook FFO was $(7.1 million) for the three months ended September 30, 2023 compared to $11.1 million for the three months ended September 30, 2022, which was a decrease of approximately $18.2 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook reportable segment’s total property operating expenses of $8.0 million, the VineBrook reportable segment’s general and administrative expenses of $8.4 million and the VineBrook reportable segment’s interest expense of $14.6 million, partially offset by an increase in the VineBrook reportable segment’s rental income of $12.6 million.
VineBrook Core FFO was $2.3 million for the three months ended September 30, 2023 compared to $10.6 million for the three months ended September 30, 2022, which was a decrease of approximately $8.3 million. The change in VineBrook Core FFO between the periods primarily relates to a decrease in VineBrook FFO and a decrease in the VineBrook reportable segment’s loss on extinguishment of debt of $2.3 million, partially offset by an increase in the change in fair value of interest rate derivatives included in interest expense of $8.3 million and an increase in Internalization costs of $0.9 million.
VineBrook AFFO was $(3.8 million) for the three months ended September 30, 2023 compared to $7.4 million for the three months ended September 30, 2022, which was a decrease of approximately $11.2 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $3.0 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share for the three months ended September 30, 2023 were primarily related to a 130.0% change in VineBrook interest expense (or 126.2% on a per share basis). The weighted average interest rate of debt increased from 4.8865% as of September 30, 2022 to 7.6059% as of September 30, 2023 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of increasing interest rates.

The nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment’s net loss for the nine months ended September 30, 2023 and 2022, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net loss attributable to stockholders	$(162,564)	$(24,900)	$(137,664)	552.9%
Net loss attributable to NCI in the OP	(30,950)	(3,564)	(27,386)	768.4%
Depreciation and amortization	74,405	63,009	11,396	18.1%
Loss on sales and impairment of real estate, net	64,873	86	64,787	N/M
FFO attributable to stockholders and NCI in the OP	(54,236)	34,631	(88,867)	-256.6%

FFO per share - basic	$(1.88)	$1.22	$(3.10)	-254.1%
FFO per share - diluted	$(1.88)	$1.20	$(3.08)	-256.7%

Investment income (1)	2,920	1,198	1,722	143.7%
Loss on forfeited deposits	41,910	—	41,910	100.0%
Amortization of deferred financing costs	7,198	5,455	1,743	32.0%
Loss on extinguishment of debt	276	3,469	(3,193)	-92.0%
Change in fair value of interest rate derivatives included in interest expense	1,386	(9,765)	11,151	-114.2%
Internalization costs	917	—	917	100.0%
RIF expenses (2)	521	—	521	100.0%
Equity-based compensation expense	8,268	4,704	3,564	75.8%
Core FFO attributable to stockholders and NCI in the OP	9,160	39,692	(30,532)	-76.9%

Core FFO per share - basic	$0.32	$1.40	$(1.08)	-77.1%
Core FFO per share - diluted	$0.31	$1.37	$(1.06)	-77.4%

Recurring capital expenditures	(15,150)	(8,384)	(6,766)	80.7%
AFFO attributable to stockholders and NCI in the OP	(5,990)	31,308	(37,298)	-119.1%

AFFO per share - basic	$(0.21)	$1.10	$(1.31)	-119.1%
AFFO per share - diluted	$(0.21)	$1.08	$(1.29)	-119.4%

Weighted average shares outstanding - basic	28,917	28,390
Weighted average shares outstanding - diluted (3)	29,481	28,870

Dividends declared per share	$1.0602	$1.5903

Net loss attributable to stockholders per share/unit - diluted (4)	$(7.09)	$(1.11)
Net loss attributable to stockholders Coverage - diluted (5)	-6.69x	-0.70x
FFO Coverage - diluted (6)	-1.77x	0.75x
Core FFO Coverage - diluted (6)	0.29x	0.86x
AFFO Coverage - diluted (6)	-0.20x	0.68x
(1)Investment income in the table above includes approximately $1.3 million of interest income from the NexPoint Homes Convertible Notes and approximately $1.7 million of dividend income from the investment in NexPoint Homes for the nine months ended September 30, 2023. Additionally, investment income in the table above includes approximately $1.2 million of interest income from the NexPoint Homes Convertible Notes for the nine months ended September 30, 2022. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.

(2)During the nine months ended September 30, 2023, a reduction in force occurred which resulted in severance expense of $0.5 million, which is included in RIF expenses above.
(3)For the nine months ended September 30, 2023 and 2022, includes approximately 940,000 shares and 480,000 shares, respectively, related to the assumed vesting of RSUs and PI Units not contingent upon an IPO or change in control.
(4)For the nine months ended September 30, 2023 and 2022, the net loss attributable to stockholders per share/unit (diluted) includes $(0.51) per common share and $(0.10) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.
(5)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(6)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
VineBrook FFO was $(54.2 million) for the nine months ended September 30, 2023 compared to $34.6 million for the nine months ended September 30, 2022, which was a decrease of approximately $88.8 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook reportable segment’s total property operating expenses of $32.3 million, the VineBrook reportable segment’s general and administrative expenses of $16.6 million, the VineBrook reportable segment’s interest expense of $45.9 million and the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million, partially offset by an increase in the VineBrook reportable segment’s rental income of $52.2 million.
VineBrook Core FFO was $9.2 million for the nine months ended September 30, 2023 compared to $39.7 million for the nine months ended September 30, 2022, which was a decrease of approximately $30.5 million. The change in VineBrook Core FFO between the periods primarily relates to a decrease in VineBrook FFO, partially offset by increases in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $1.7 million, the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million and the change in fair value of interest rate derivatives included in interest expense of $11.2 million, which are each added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $(6.0 million) for the nine months ended September 30, 2023 compared to $31.3 million for the nine months ended September 30, 2022, which was a decrease of approximately $37.3 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $6.8 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share for the nine months ended September 30, 2023 were primarily related to a 148.3% change in VineBrook interest expense (or 143.1% on a per share basis). The weighted average interest rate of debt increased from 4.8865% as of September 30, 2022 to 7.6059% as of September 30, 2023 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of increasing interest rates. Additionally, the change in diluted VineBrook FFO per share includes the impact of initial deposit forfeitures of $41.0 million related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements, which is an infrequent and unusual item.
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
Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization of the Adviser, determined necessary to finalize NAV. The finalized NAV is then approved by the Pricing Committee.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04
March 31, 2023	61.32
June 30, 2023	61.63
September 30, 2023	60.23

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility has an additional $27.3 million of capacity as of September 30, 2023.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations and (vii) employ some combination of (i) - (vi). Additionally, the Company filed Form ABS-15G with the SEC on November 8, 2023 and expects to receive approximately $315 million in gross proceeds from this asset backed securitization (“ABS”) in December 2023. Additionally, the Company expects to continue its plan to dispose of homes to generate proceeds for debt paydowns. The Company plans to sell approximately 1,700 to 2,100 homes over the next twelve months to generate proceeds of approximately $230 million to $283 million. With the proceeds from the ABS and proceeds from dispositions, the Company intends to fully pay down the Bridge Facility III by December 31, 2023, as well as pay down the Warehouse Facility to at least $850 million by September 30, 2024, if not much earlier. If rates remain at a level that would be accretive to the Company, management plans to use ABS transactions in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. If the Warehouse Facility is not fully paid down by November 2024, the Company plans to utilize at least one of the two six-month extension options contractually available per the Consent and Sixth Amendment to the Warehouse Facility to the extend the Warehouse Facility. To extend, the Company cannot be in an event of default, must be in compliance with all covenant requirements and needs to pay an extension fee of 0.1% of the maximum outstanding commitment at that time. Management expects to be in compliance with financial covenants at the time of initial maturity after implementing the plans noted above and therefore plans to be able to extend the Warehouse Facility in November 2024. While management believes its plans will be sufficient, the ability to execute its plans are not fully within management’s control. The financial statements included in this Form 10-Q have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-Q do not include any adjustments that may result from the outcome of this uncertainty.
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
We believe that our available cash, expected operating cash flows, net proceeds from the sale of homes and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2023, except as would not be expected to have a material adverse effect. We believe that the various sources of long-term capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements in the long-term, except as would not be expected to have a material adverse effect.
Cash Flows
The nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by operating activities	$16,993	$83,714	$(66,721)
Net cash provided by/(used in) investing activities	46,377	(1,587,630)	1,634,007
Net cash (used in)/provided by financing activities	(92,393)	1,552,166	(1,644,559)
Change in cash and restricted cash	(29,023)	48,250	(77,273)
Cash and restricted cash, beginning of period	114,749	74,997	39,752
Cash and restricted cash, end of period	$85,726	$123,247	$(37,521)
Cash flows from operating activities. During the nine months ended September 30, 2023, net cash provided by operating activities was $17.0 million compared to net cash provided by operating activities of $83.7 million for the nine months ended September 30, 2022. The change in cash flows from operating activities was due to an increase in interest expense and other expenses partially offset by an increase in net operating income.
Cash flows from investing activities. During the nine months ended September 30, 2023, net cash provided by investing activities was $46.4 million compared to net cash used in investing activities of $1.6 billion for the nine months ended September 30, 2022. The change in cash flows from investing activities was mainly due to a decrease in acquisitions of real estate investments, a decrease in acquisition of NexPoint Homes through VIE consolidation, net of cash received and an increase in net proceeds from sales of real estate.
Cash flows from financing activities. During the nine months ended September 30, 2023, net cash used in financing activities was $92.4 million compared to net cash provided by financing activities of $1.6 billion for the nine months ended September 30, 2022. The change in cash flows from financing activities was mainly due to decreases in credit facilities proceeds received, bridge facilities proceeds received and proceeds from the issuance of Class A common stock.

Debt, Derivatives and Hedging Activity
Debt
As of September 30, 2023, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $1.9 billion at a weighted average interest rate of 7.6059% and an adjusted weighted average interest rate of 5.1433%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.2219%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”) for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145% which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, on our combined $1.5 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.5 billion of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of September 30, 2023:

	Type	Outstanding Principal as of September 30, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$237,217	6.98%	12/1/2025
Warehouse Facility	Floating	1,198,205	7.97%	11/3/2025	(2)
JPM Facility	Floating	322,746	8.16%	1/31/2026	(3)
Bridge Facility III	Floating	30,270	10.32%	12/31/2023
MetLife Note	Fixed	116,221	3.25%	1/31/2026
TrueLane Mortgage	Fixed	9,834	5.35%	2/1/2028
Crestcore II Note	Fixed	3,970	5.12%	7/9/2029
Crestcore IV Note	Fixed	3,215	5.12%	7/9/2029
PNC Loan I	Fixed	45	3.59%	2/18/2024
PNC Loan II	Fixed	81	3.70%	12/29/2024
PNC Loan III	Fixed	198	3.69%	12/15/2025
Total Outstanding Principal		$1,922,002
(1)Represents the interest rate as of September 30, 2023. Except for fixed rate debt, the interest rate is the 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of September 30, 2023 was 5.3166%, daily SOFR as of September 30, 2023 was 5.3100% and one-month term SOFR as of September 30, 2023 was 5.3190%.
(2)This is the maturity date for the Warehouse Facility after extension options have been exercised. The stated maturity date before extensions is November 3, 2024.
(3)This is the maturity date for the JPM Facility after the extension option has been exercised. The stated maturity date before the extension is January 31, 2025.
In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above, the NexPoint Homes reportable segment had $576.1 million of debt outstanding at September 30, 2023 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5, 7 and 13 to the consolidated financial statements.
We have included a summary of any significant changes in debt agreements for the VineBrook reportable segment below.

JPM Facility

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and incurred interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. As of September 30, 2023, the JPM Facility had $27.3 million in available capacity.

Warehouse Facility

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

Bridge Facility III

On December 28, 2022, the Company entered into a bridge credit agreement through the OP with Raymond James Bank, and subsequently borrowed $75.0 million (the “Bridge Facility III”). The Bridge Facility III accrues interest at one-month term SOFR plus a margin of 3.0%. The Bridge Facility III requires periodic principal payments and monthly interest payments.

On April 17, 2023, the Company, through the OP, entered into the first amendment to the bridge credit agreement with Raymond James Bank (the “Bridge Facility III Amendment No. 1”), which amended the Bridge Facility III. The Bridge Facility III Amendment No. 1 increased the borrowing capacity of the Bridge Facility III by $25.0 million to $100.0 million and requires repayment of the principal amount outstanding so that (1) by May 30, 2023, no more than $66.7 million remained outstanding, (2) by June 30, 2023, no more than $40.0 million remained outstanding and (3) by August 30, 2023, no more than $20.0 million remained outstanding. In connection with the Bridge Facility III Amendment No. 1, on April 19, 2023, the Company drew $25.0 million on the Bridge Facility III. Subsequently, the Company repaid $69.7 million of principal on the Bridge Facility III through September 30, 2023.

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

The balance of the Bridge Facility III, net of unamortized deferred financing costs, is included in bridge facility on the consolidated balance sheets. We expect to repay the Bridge Facility III with cash flows from operations, net proceeds from the sale of homes or through the sale of securities. We also repaid a portion of the Bridge Facility III with the net proceeds from the Series B Preferred Offering (see Note 9).
PNC Loans

Following the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III mature on February 18, 2024, December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The balance of these loans are included in notes payable on the consolidated balance sheet.
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

Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 13 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.2 billion. As of September 30, 2023, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR or daily SOFR plus 0.1145%, previously one-month LIBOR) with respect to $1.2 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.3994%. As of September 30, 2023, interest rate swap agreements effectively covered $1.2 billion, or 68.2%, of our $1.8 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.3994%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR or daily SOFR plus 0.1145%, previously one-month LIBOR, to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA (“Goldman”) with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.
Reference Rate Reform
LIBOR ceased publication on June 30, 2023. The Company held debt and derivatives that use LIBOR as the reference rate as of June 30, 2023. Beginning on July 1, 2023, LIBOR rates were replaced with SOFR as the reference rate for the remaining LIBOR debt and derivative instruments, with applicable spread adjustments.
REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three and nine months ended September 30, 2023 and 2022. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes has elected to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2023. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions in general and administrative expense on our consolidated statements of operations and comprehensive income (loss).
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
Inflation
Inflation primarily impacts our results of operations as a result of increased operating costs, including property operating expenses such as turnover, repair and maintenance costs, real estate taxes, and general and administrative expenses. There has also been a corresponding increase in rents nationwide that has affected the real estate market. The majority of our lease terms are for a period of one year or less and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities. While high levels of inflation may also negatively impact consumer income, credit availability, and spending, among other factors and limit our resident’s ability to absorb rent increases, due to the short-term nature of our leases, we do not believe this had a material impact on our results of operations for the three or nine months ended September 30, 2023.
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
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Real Estate Investments
Upon acquisition, we evaluate our acquired SFR properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Since substantially all of the fair value of our acquired properties is concentrated in a single identifiable asset or group of similar identifiable assets and the acquisitions of real estate investments do not include a substantive process, our purchases of homes or portfolios of homes qualify as asset acquisitions. Accordingly, upon acquisition of a property, the purchase price and related acquisition costs (the “Total Consideration”) are allocated to land, buildings, improvements, fixtures, and intangible lease assets based upon their relative fair values.
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
Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three and nine months ended September 30, 2023, the Company recorded approximately $39.6 million and $66.9 million of impairment charges on real estate assets, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). No significant impairments on real estate assets were recorded during the years ended December 31, 2022 and 2021 or the three and nine months ended September 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies (see Note 14).
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Sales of Shares
The following table presents information regarding the DRIP that have not been previously disclosed in Current Reports on Form 8-K (dollars in thousands, except per share amounts).

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
October 20, 2023	137,996	$59.78	$8,249
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

The table below contains information regarding the repurchases of Shares by the Company pursuant to the Share Repurchase Plan during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	2,790	61.63	2,790	74,789
Total	2,790	$61.63	2,790	$74,789

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
NREA Officer Resignation
On November 9, 2023 (the “Separation Date”), Matt Goetz resigned from his position as an officer of NexPoint Advisors, L.P. (“NREA”) and its affiliates. In connection with his resignation, Mr. Goetz and the Company, the Adviser, NREA, NexPoint Residential Trust, Inc. (“NXRT”), NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc. (“NREF”), NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust (“NXDT”), and NexPoint Real Estate Advisors X, L.P. entered into a Separation Agreement, dated November 9, 2023 (the “Separation Agreement”). Pursuant to the Separation Agreement, NREA will subsidize Mr. Goetz’s COBRA premium for a period of twelve months and 4,279 restricted stock units granted to Mr. Goetz by the Company will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. In addition, pursuant to the Separation Agreement, 11,453 restricted stock units granted to Mr. Goetz by NXRT, 72,675 restricted stock units granted to Mr. Goetz by NREF and 11,300 restricted share units granted to Mr. Goetz by NXDT will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. The approximate value of the restricted stock units of the Company that are vesting on the Separation Date is $262,000 and the approximate value of the aggregate restricted stock units of the Company, NXRT, NREF and NXDT that are vesting on the Separation Date is $2 million.
The Severance Agreement additionally contains, among other things, mutual non-disparagement provisions and a mutual release of claims by Mr. Goetz and the Company.
In connection with the Separation Agreement, Mr. Goetz, the Company, NXRT, NREF and NXDT entered into a vesting agreement pursuant to which, among other things, the award agreements between Mr. Goetz and the Company relating to his restricted share unit grants were amended to account for his separation and accelerated vesting of a portion of his outstanding restricted share unit grants pursuant to the Separation Agreement.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.13 to the Form 10-Q and is incorporated by reference herein.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles Supplementary of VineBrook Homes Trust, Inc. establishing and fixing the rights and preferences of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

3.2	First Amendment to Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.1
Amendment to Letter Agreement, dated August 3, 2023, by and among VineBrook Homes Operating Partnership, L.P., VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc., and Dana Sprong, solely in his capacity as the representative of the Contributors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.2
Contribution Agreement, dated as of August 3, 2023, between VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc., certain individuals set forth therein, VineBrook Homes Operating Partnership, L.P., and Dana Sprong, solely in his capacity as the representative of the Contributors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.3
Assignment of Interests Agreement, dated as of August 3, 2023, by and between Dana Sprong, Ryan McGarry, Dan Bathon and Tom Silvia and VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2023)

10.4
Third Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, L.P., dated as of August 3, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.5
Registration Rights Agreement, dated as of August 3, 2023 by and between VineBrook Homes Trust, Inc. and certain parties set forth therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.6
First Amendment to Second Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, L.P., dated July 31, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.7
Consent and Sixth Amendment, dated July 31, 2023, by and among VineBrook Homes Operating Partnership, L.P. and certain of its subsidiaries, as borrowers, KeyBank National Association, as administrative agent, and the lenders party thereto, joined by VineBrook Homes Trust, Inc., as guarantor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.8	Form of Offer Letter (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.9	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.10	Form of Profit Interest Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.11	Form of Severance Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.12	VineBrook Homes Trust, Inc. 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).

10.13
Separation Agreement, dated November 9, 2023 by and among NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., and NexPoint Real Estate Advisors V, L.P and Matt Goetz.

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
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ Brian Mitts		November 14, 2023
Brian Mitts	President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)