Form 10-K
period 2023-12-31
VINEBROOK HOMES TRUST, INC.
filed 2024-04-01
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
As of March 28, 2024, the registrant had 25,152,244 shares of its Class A Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location	Phoenix, Arizona, United States

VineBrook Homes Trust, Inc.
Form 10-K
Year Ended December 31, 2023
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (this “Form 10-K”) of VineBrook Homes Trust, Inc. (“VineBrook,” the “Company,” “we,” “us,” or “our”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-K are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•loss of key personnel of the Company and our Adviser;
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
•risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;
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
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the “Code”) for REITs and the stock ownership limits imposed by our charter;
•recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•housing market conditions may discourage rental, which could adversely impact the number and quality of our residents;
•risks associated with the Highland Bankruptcy (as defined below), including related litigation and potential conflicts of interest; and
•any of the other risks included under Item 1A, “Risk Factors” in this Form 10-K.
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
ii

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

In addition to providing quality homes to residents our operations are modeled to achieve high resident satisfaction, including the development of our resident portal applications to ensure the needs of our residents are met quickly. Our systems and technology platform enable us to receive and process resident feedback quickly and to make adjustments as needed for further improved resident service. Strong operations and a resident-centric service model is supported by a strong workforce that provides a local presence in the majority of the markets where we operate and allow us to stayed attuned to local market conditions as well as local residents’ needs. We are highly dedicated to our employees and to providing our employees with training and skills development, while fostering a culture of results-oriented resident service, high ethical standards, equity, diversity and inclusion.
Substantially all of our assets are owned by, and our operations are conducted through, our operating partnership, VineBrook Homes Operating Partnership, L.P. (our “OP”). This structure is referred to as an Umbrella Partnership REIT or “UPREIT” structure. We own the majority of the issued and outstanding limited partnership interests of our OP. The Company has two reportable segments, VineBrook and NexPoint Homes (as described below). The VineBrook reportable segment is the Company’s primary reportable segment comprised of 21,843 homes as of December 31, 2023 (the “VineBrook Portfolio”) which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,569 homes as of December 31, 2023 owned by NexPoint Homes Trust, Inc. (“NexPoint Homes”) (the “NexPoint Homes Portfolio”) and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of December 31, 2023, we, through our OP and our consolidated subsidiaries, owned and operated 24,412 SFR homes located in 20 states.
We believe we are the largest SFR operator specializing in workforce housing (defined as housing that costs less than $1,400 per month) in the country. Since the Company’s formation in 2018 through December 31, 2023, the VineBrook Portfolio has experienced a 429% increase as measured by the number of homes owned, which it believes is the largest aggregation of workforce housing.

We are externally managed by our adviser, NexPoint Real Estate Advisors V, L.P. (our “Adviser”), through an advisory agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”), subject to the authority of our board of directors (our “Board”) over the management of the Company. The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. The OP caused the special purpose entities (“SPEs”) to retain VineBrook Homes, LLC (the “Manager”), which was an affiliate of certain VineBrook Contributors (as defined below) prior to the completion of the Internalization (defined below), to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Pursuant to the Side Letter, on August 3, 2023, we completed the Internalization of our Manager following which the Manager is a wholly-owned subsidiary of the OP and the VineBrook Portfolio is internally managed. In connection with the Internalization, the Side Letter was terminated. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by our employees or employees of the Adviser, subject to general oversight by the OP’s investment committee and the Company’s Board. Because the equity holders of the Manager prior to the Internalization owned common limited partnership units of the OP (“OP Units”), the Manager was considered an affiliate for financial reporting disclosure purposes for periods prior to August 3, 2023.
In 2024, the Company began a new “Pathway to Homeownership” program, providing qualified residents with opportunities for home ownership. This new initiative empowers individuals and families residing in a VineBrook-leased single-family rental home to purchase their home outright by securing a conventional mortgage, enabling them to build equity in an affordable property. Residents of VineBrook homes also have access to nationally recognized financial counseling and literacy resources at no additional cost to them through VineBrook’s partnership with Operation Hope. These services include workshops that focus on topics such as money management, credit and homeownership, all geared to help residents attain financial freedom. VineBrook is one of the only large single-family rental companies dedicated to providing affordable housing. With the addition of its owner-occupant sales, the Company has added yet another option for affordable, accessible single-family living that otherwise might not be available in a supply-challenged market.
The Formation Transaction
On July 18, 2018, our OP and its subsidiaries executed definitive agreements (the “Purchase Agreements”) to acquire the Initial Portfolio (defined below) through a series of restructurings and acquisitions of SFR properties from numerous partnerships and limited liability companies (such partnerships and limited liability companies are collectively referred to herein as the “VineBrook Companies,” and such acquisitions and related transactions are referred to herein as the “Formation Transaction”). The Formation Transaction closed on November 1, 2018, at which time we, through our OP, acquired the equity interest in six SPEs, which collectively owned approximately 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”) for a total purchase price of $330.2 million, including closing and financing costs of approximately $6.0 million. In connection with the Formation Transaction, NexPoint Real Estate Opportunities, LLC (“NREO”), an affiliate of NexPoint Advisors, L.P. (“NexPoint”), contributed an SPE which owned a portfolio of SFR properties located in Cincinnati included in the Initial Portfolio and cash in exchange for approximately $70.7 million in Class A units of our OP.
Because we acquired substantially all of the VineBrook Companies’ assets and liabilities by purchasing (via a combination of cash and the issuance of OP Units all general partnership interests, limited partnership interests and equity interests of the VineBrook Companies in connection with the Formation Transaction, we consider the VineBrook Companies on a consolidated basis to be our predecessor.
2023 Highlights
Key highlights and transactions completed in 2023 include the following:

•Internalization: On August 3, 2023, the OP, VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc. and certain individuals set forth therein (collectively, the “Contributors”) and Dana Sprong, solely in his capacity as the representative of the Contributors (the “Contributors Representative”) entered into a contribution agreement (the “Contribution Agreement”) pursuant to which, among other things, the OP acquired all of the outstanding equity interests the Manager (the “Internalization”). Following the closing of the Internalization, the Manager is a wholly owned subsidiary of the OP, the VineBrook Portfolio is now internally managed, and the Company and the Operating Partnership will no longer pay the Contributors and their affiliates any fees or expense reimbursements arising from the Management Agreements.
•Series B Preferred Stock Offering: On July 31, 2023, the Company closed a private offering (the “Preferred Stock Offering”) of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) of the Company. The Company issued 2,548,240 shares of the Series B Preferred Stock in the Preferred Stock Offering for gross proceeds of approximately $63.7 million. An aggregate of approximately $1.8 million in selling commissions and fees were paid in connection therewith.
•Securitization Transactions: On December 6, 2023, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million. The OP purchased and retained the Class F certificates (the “Class F Certificates”) for risk-retention purposes, totaling $39.1 million. The weighted average interest rate of the Regular Certificates (as defined below) is 4.7500%. At closing, 2,776 homes were included in the VINE 2023-SFR1 securitization’s collateral pool. Subsequent to 2023, on February 29, 2024 the OP completed a second securitization transaction, VINE 2023-SFR2, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the Regular Certificates is 4.5000%. At closing, 2,464 homes were included in the VINE 2024-SFR2 securitization’s collateral pool.
•Dispositions: During the year ended December 31, 2023, the Company, through the OP, strategically disposed of 2,821 homes in the VineBrook reportable segment. Details of our 2023 dispositions are in the table below (dollars in thousands):

Market	Sale Price	# of Homes
Cincinnati	$34,018	260
Dayton	19,899	154
Columbus	5,693	49
St. Louis	36,715	489
Indianapolis	8,794	62
Birmingham	4,599	37
Columbia	16,882	106
Kansas City	9,751	75
Jackson	24,200	342
Memphis	44,347	432
Augusta	15,450	157
Milwaukee	19,402	186
Atlanta	18,137	90
Pittsburgh	9,026	128
Greenville	1,284	9
Little Rock	8,622	119
Huntsville	2,955	21
Omaha	3,251	25
Triad	5,583	33
Montgomery	2,409	26
Charleston	4,814	21
Total	$295,831	2,821

•Renovations: For the properties in our VineBrook Portfolio, during the year ended December 31, 2023, we completed full and partial renovations on 8,252 homes at an average cost of $33,900 per renovated home. Since inception, for the properties in our VineBrook Portfolio as of December 31, 2023, we have completed full and partial renovations on 21,843 homes at an average cost of $30,241 per renovated home that has been leased as of December 31, 2023. As a result, in part, of significant investment made into rehabilitating homes through VineBrook’s renovation program, we have achieved average rent growth of 6.5%, or a $76 average monthly rental increase per home, on all homes renovated and leased as of December 31, 2023.
•Dividends: We declared dividends totaling approximately $40.2 million, or $1.5903 per share, during the year ended December 31, 2023. Our annual dividend of $1.5903 for 2023 equates to a 2.7% yield based on our NAV per share of $58.95 as of December 31, 2023. Assuming the same quarterly dividend per share of $0.5301, our annual dividend for 2024 would be $2.1204, which would equate to a 3.6% yield based on a NAV per share of $58.95.
•Results of Operations and Non-GAAP Measures: We reported net income/(loss) attributable to stockholders, the NexPoint Homes segment and the VineBrook segment and net operating income (NOI), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the VineBrook segment (dollars in thousands) as follows:

		For the Year Ended December 31,			2023 to 2022			2023 to 2021
		2023	2022	2021	$ Change		% Change	$ Change		% Change
Net (loss)/income		$(280,147)	$(49,662)	$61	$(230,485)	(1)	464%	$(280,208)	(2)	-459,357%
Net (loss)/income attributable to NexPoint Homes segment		(52,584)	(18,439)	—	(34,145)	(1)	185%	(52,584)	(2)	(100)%
Net (loss)/income attributable to VineBrook segment		(227,563)	(31,223)	61	(196,340)	(1)	629%	(227,624)	(2)	-373,154%
VineBrook segment NOI	(3)	163,060	142,690	95,736	20,370		14%	67,324		70%
VineBrook segment FFO	(3)	(66,310)	44,727	46,280	(111,037)		-248%	(112,590)		-243%
VineBrook segment Core FFO	(3)	13,885	57,203	54,907	(43,318)		-76%	(41,022)		-75%
VineBrook segment AFFO	(3)	(7,647)	45,288	48,834	(52,935)		-117%	(56,481)		-116%
(1) The change in our net (loss)/income between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, general and administrative expenses, depreciation and amortization and interest expense, partially offset by increases in rental income.
(2) The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, general and administrative expenses, depreciation and amortization, and interest expense, partially offset by increases in rental income and other income.
(3) See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above for the VineBrook segment, including reconciliations to consolidated net income/(loss). Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO on a consolidated basis.
•NexPoint Homes Investment: As the SFR market continues to quickly evolve, we made an investment in NexPoint Homes. As of December 31, 2023, we had invested over $100 million in NexPoint Homes, which owns 2,569 homes as of December 31, 2023. As of December 31, 2023, the OP owned approximately 81% of the outstanding NexPoint Homes Shares (defined below). As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require us to consolidate the investment in NexPoint Homes, and we consider its operations as a separate reportable segment. See below for net loss and NOI data for the NexPoint Homes reportable segment (dollars in thousands):

		For the Year Ended December 31, 2023	For the Year Ended December 31, 2022 (1)
NexPoint Homes segment net loss		$(52,584)	$(18,439)
NexPoint Homes segment NOI	(2)	27,324	15,545

(1) The Net loss and NOI results presented are from the date of the NexPoint Homes formation, June 8, 2022, through December 31, 2022.
(2) See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measure of NOI, including reconciliations to consolidated net income/(loss). Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO on a consolidated basis.

•Same Home Growth: There are 8,144 homes in our same home pool for the years ended December 31, 2023 and 2022 (our “2022-2023 Same Home properties”). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the determination of homes included in 2022-2023 Same Home properties. For our 2022-2023 Same Home properties, we recorded the following operating metrics for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

	For the Year Ended December 31,		2023 to 2022
Operating Metric	2023	2022	% Change
Occupancy (1)	96.0%	95.8%	0.2%
Average Effective Monthly Rent Per Occupied Home (2)	$1,185	$1,122	5.6%
Rental income (in thousands)	$111,291	$101,244	9.9%
Other income (in thousands)	$1,056	$2,812	-62.4%
NOI (in thousands)	$62,912	$65,121	-3.4%
(1) Occupancy is calculated as the number of homes occupied as of December 31 for the respective year, divided by the total number of homes, expressed as a percentage.
(2) Average effective monthly rent per occupied home is equal to the average of the contractual monthly rent for occupied homes as of December 31 for the respective year.
•Cash Position and Capital Resources: At December 31, 2023, we had $85.6 million of cash on our balance sheet, of which $27.9 million was unrestricted. Additionally, we have access to additional cash through our credit facilities. The JPM Facility (defined below) has an additional $11.6 million of capacity as of December 31, 2023. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, net proceeds from the sale of homes, as well as sufficient access to capital to meet our near-term obligations, service our debt, pay distributions and fund our rehabilitation program.

Our Adviser
Our Adviser is an affiliate of NexPoint Real Estate Advisors, L.P. (“NREA”), which is wholly owned by NexPoint. NREA was formed to manage real estate investments for NexPoint managed companies, funds and accounts. The NREA real estate team is led by Matt McGraner and Brian Mitts. Pursuant to the Advisory Agreement, our Adviser manages our business operations, subject to the authority of our Board. Additionally, certain employees of our Adviser serve on our Board, as our officers and on the Investment Committee. The Investment Committee was established pursuant to the terms of the Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) and is responsible for making decisions and approvals with respect to asset acquisitions and asset dispositions that exceed a pre-determined amount. The Investment Committee is comprised of three individuals, including one appointed by our Adviser. Currently, Matt McGraner, Dana Sprong and Ryan McGarry are members of the Investment Committee. In accordance with the OP LPA, the Investment Committee has delegated authority to certain employees to acquire or dispose of a limited number of homes subject to approved guidelines.
Pursuant to the Advisory Agreement, we pay our Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of our gross asset value. Gross asset value means the value of our total assets as determined in accordance with GAAP on an unconsolidated basis plus our pro rata share of leverage at our OP. Our Adviser manages our operations and its responsibilities include, among other duties, recommending distributions and related amounts to our Board, preparing our quarterly consolidated unaudited financial statements and annual consolidated financial statements prepared under GAAP, managing our annual audit, developing and maintaining appropriate internal accounting controls, maintaining our REIT status, calculating our NAV, processing purchases and redemptions of shares of our Class A Common Stock par value $0.01 (“Common Stock”), reporting to investors, preparing our tax filings, raising capital for us, procuring debt financing and other responsibilities customary for an external advisor to an SFR REIT.
Additionally, we are required to pay directly or reimburse our Adviser for all of the documented “operating expenses” (all out-of-pocket expenses of our Adviser in performing services for us, including but not limited to the expenses incurred by our Adviser in connection with any provision by our Adviser of legal, accounting, financial and due diligence services performed by our Adviser that outside professionals or outside consultants would otherwise perform, compensation expenses under the 2018 Long Term Incentive Plan (“2018 LTIP”), the 2023 Long Term Incentive Plan (“2023 LTIP”) and any successor plans and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Adviser required for our operations) and “offering expenses” (any and all expenses (other than underwriters’ discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses) paid or incurred by our Adviser or its affiliates in connection with the services it provides to us pursuant to the Advisory Agreement.
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
For the years ended December 31, 2023, 2022 and 2021, we incurred advisory and administrative fees of approximately $21.8 million, $16.1 million and $8.3 million, respectively.

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

Our Manager and the Internalization
Prior to the Internalization, which was completed on August 3, 2023, we retained our Manager to renovate, lease, maintain, and operate generally all of the VineBrook Portfolio under the various Management Agreements.
Under the Management Agreements, monthly in arrears, our Manager is entitled to (1) an acquisition fee equal to 1.0% of the gross purchase price paid for any new property acquired during the month, (2) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any property acquired during the month, and (3) a property management fee equal to a percentage of collected rental revenues for all properties managed during the month as follows:
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
The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the general partner of the OP, the Manager and certain of its affiliates. As agreed by our Manager in the Side Letter, the Manager’s EBITDA (as defined in the Management Agreements) derived from management fees in any fiscal year was capped at the greater of (1) $1.0 million (the “Dollar Cap”) and (2) 0.5% of the combined equity value of the Company and our OP on a consolidated basis per fiscal year (“Equity Cap”). The Dollar Cap or Equity Cap, as applicable, was paid (1) in cash in an amount equal to the tax obligations of our Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year (up to a maximum rate of 25%) and (2) with respect to the remaining portion of the Dollar Cap or Equity Cap, as applicable, in the form of OP Units issued to our Manager at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA) as of the applicable date. The Equity Cap reset each year as of the first business day of the fiscal year.
For the years ended December 31, 2023, 2022 and 2021, we incurred property management fees, net of rebates receivable from the Manager, of approximately $13.8 million, $14.7 million and $7.6 million respectively. Following the closing of the Internalization, property management fees are eliminated in consolidation.
On March 9, 2023, the OP entered into a letter agreement (the “Letter Agreement”) with the Contributors and the Contributors Representative pursuant to which the OP and the Contributors agreed to a form of Contribution Agreement to effectuate the Internalization that was to be entered into as promptly as practicable following the effectiveness of the Consent and Sixth Amendment (defined below).
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into an amendment to the Letter Agreement (the “Amendment”). Pursuant to the Amendment, the OP and the Contributors agreed to enter into the Contribution Agreement and close the transactions contemplated thereby, including the Internalization. In addition, pursuant to the Amendment, the Contributors agreed that instead of the $5.3 million in cash payable to the Contributors under the Contribution Agreement, $2.65 million would be paid in cash at the closing of the Internalization and the remaining $2.65 million would be paid in Class C OP Units.
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into the Contribution Agreement. Pursuant to the Contribution Agreement, among other things, the OP acquired all of the outstanding equity interests in the Manager from the Contributors. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. In addition, the Side Letter was terminated and the Company and the OP no longer pay the Contributors and their affiliates any fees or expense reimbursements arising from the Management Agreements.
Pursuant to the Contribution Agreement and the Amendment, in connection with closing of the Internalization, the OP issued to the Contributors 302,311.07 Class C OP Units and paid $2.65 million in cash to the Contributors as consideration for the outstanding equity interests in the Manager.

A special committee (the “Special Committee”) of the Board consisting solely of all of the disinterested directors negotiated the terms of the Internalization on behalf of the Company and the OP. The Contribution Agreement and the Internalization were unanimously approved by the Special Committee, and, upon recommendation by the Special Committee, by the Board.
Following the Internalization, the Manager’s internalized employees continue to be responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the Investment Committee or pursuant to authority that was delegated to certain employees by the Investment Committee. The Adviser’s duties (discussed above) did not change as a result of the Internalization.
Management of our VineBrook Portfolio continues to be led by Dana Sprong, Ryan McGarry, and Graham Strong with a team of more than 700 professionals with experience in real estate investment, property management operations, construction management and comprehensive financial and metric-focused reporting. The VineBrook executives have operated in the workforce SFR market since the inception of the VineBrook Companies in 2007, participating in several large acquisitions and financing transactions, demonstrating the ability to identify consolidation and growth opportunities and to subsequently integrate new properties into an existing portfolio.
Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold.

Our Ownership and Operation Structure
The following chart shows our current ownership structure and our relationship with our Adviser.
VineBrook REIT Structure Chart

"Individual Manager Equityholders"
Dan Bathon
Tom Silvia
"Individual Manager Equityholders" (other than the Management Team)
Vinebrook Development Corporation (MA)
PUBLIC HOLDERS
Vinebrook Homes Realty Company, Inc. (OH)
Class C OP Units
Vinebrook Homes Management Company, Inc. (OH)
VineBrook Homes Trust, Inc. (MD)
REIT
Management Team (includes Dana Sprong and Ryan McGarry)
Other Partners
Class C OP Units
Class C OP Units
Vinebrook Homes Services Company, Inc. (OH)
100%
Class C OP Units
Class A OP Units
Class B and Class C OP Units
VineBrook Homes OP GP, LLC (DE)
"Management Holdco"
Class C OP Units
Incentive Equity (Profits Interests)
100% GP Interest
VineBrook Homes Operating Partnership, LP (DE)
100%
Less than 100% Ownership
VineBrook Homes, LLC (DE) ("Manager")
VineBrook Holding Companies and SPEs
Other Subsidiaries
100%
Management Agreement
VineBrook Portfolio Properties

Our Operating Partnership
Management. Pursuant to the OP LPA, management of the business and affairs of the OP is exclusively vested in the general partner of the OP (the “OP GP”), which, following the Internalization, is a wholly owned subsidiary of the Company. The OP LPA provides for an Investment Committee to be responsible for making decisions and approvals with respect to asset acquisitions and asset dispositions that exceed a predetermined amount. The Investment Committee is comprised of three individuals, including one appointed by our Adviser. Currently, Matt McGraner, Dana Sprong and Ryan McGarry are members of the Investment Committee. The Investment Committee has delegated authority to certain employees to acquire or dispose of a limited number of homes. Those employees are required to get Investment Committee approval for (i) any purchases that are (a) more than 50 homes in a single transaction, (b) where the purchase price is $5 million or more or (c) that relates to an investment in a geographic market where the OP owns and operates less than 25 properties and (ii) any dispositions that are (x) 20 homes or more or (y) where the estimated disposition price is $2 million or more.
Ownership Interests and Related Rights. As of December 31, 2023, there were three classes of OP Units outstanding: Class A, Class B and Class C. As of December 31, 2023, there were a combined 24,567,309 Class A, Class B and Class C OP Units, of which 20,300,927 Class A OP Units, or 82.6% of total outstanding OP Units, were owned by the Company, 2,763,141 Class B OP Units, or 11.2% of total outstanding OP Units, were owned by NREO, 92,206 Class C OP Units, or 0.4% of total outstanding OP Units, were owned by NRESF REIT Sub, LLC (“NRESF”), 145,510 Class C OP Units, or 0.6% of total outstanding OP Units, were owned by GAF REIT, LLC (“GAF REIT”) and 1,265,525 Class C OP Units, or 5.2% of total outstanding OP Units, were owned by limited partners that were sellers in our Formation Transaction or other Company insiders. NREO, NRESF and GAF REIT are affiliates of our Adviser. The OP LPA generally provides that Class A OP Units and Class B OP Units will each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP (the “Partnership Board”), and that the Class C OP Units will have no voting power. Where greater than 50.0% of the voting power of the OP Units is required pursuant to the OP LPA, the voting power of both the Class A OP Units and Class B OP Units, which each have 50.0% of the voting power, is required. If the Class A OP Unit holders and the Class B OP Unit holders do not agree on an action that requires a majority of the voting power it will result in the proposed action not being taken. Each Class A, Class B and Class C OP Unit otherwise represents the same economic interest in the OP.
Partnership Board. Brian Mitts, our President, Chief Executive Officer, Chief Financial Officer, Assistant Secretary and Treasurer, is the sole director of the Partnership Board. The removal and election of directors to the Partnership Board requires the vote or consent of the holders of a majority of the voting power of the OP Units. As of December 31, 2023, the Company had 50.0% of the voting power and an 82.6% economic interest in the OP and NREO had 50.0% of the voting power and an 11.2% economic interest in the OP. As a result, the makeup of the Partnership Board will be determined by the mutual consent of the Company and NREO, an affiliate of our Adviser. Mr. Dondero, a director and the former Chief Executive Officer and President of the Company, continues to be affiliated with our Adviser as he is the sole member of the general partner of NexPoint, the ultimate parent of our Adviser. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to the OP Units beneficially owned by NexPoint which includes the units held by NREO. The OP LPA also provides that the size of the Partnership Board may be increased by the affirmative vote or consent of holders of the majority of the voting power of the OP Units. The Partnership Board has exclusive authority to select, remove and replace the OP GP at any time and no other authority.
Term. The OP shall continue until dissolved pursuant to the terms of the OP LPA or by operation of law.
Issuances. The OP GP, may create new classes of limited partnership units with such designations, preferences, rights, powers and duties as the OP GP determines, issue additional OP Units or limited partnerships units of new or existing classes on the terms that the OP GP deems appropriate to the Company, existing limited partners or other persons, and admit other persons as limited partners of the OP.
Preferred Units. The OP has a class of 6.50% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”) which have terms substantially similar to the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The OP also has a class of 9.50% Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units” and, together with the Series A Preferred Units, the “Preferred Units”) which have terms substantially similar to the Company’s Series B Preferred Stock.

Transfer Restrictions. The transfer of OP Units is generally not permitted without the consent of the Partnership Board, subject to limited exceptions, including transfers to an affiliate (as defined in the OP LPA). In addition, transfers of Class A OP Units or Class B OP Units to persons other than holders of the same will cause such units to convert to Class C OP Units, and transfer of Class C OP Units to persons holding Class A OP Units or Class B OP Units will, in the discretion of the OP GP, convert to either Class A or Class B, whichever class of which the person holds the larger number of OP Units.
Amendments. Amendments to the OP LPA may be made following approval by the OP GP, subject to additional approval by one or more limited partners if the amendments would, among other things, materially and adversely effect some of their rights.
Distributions. The OP will make cash distributions at least quarterly in accordance with the respective percentage interests of the limited partners. Upon liquidation, after payment of or adequate provision for debts and obligations, it is anticipated that the remaining assets will be distributed in accordance with the limited partners’ respective capital account balances.
Allocations. Subject to certain special allocations set forth in the OP LPA, net income of our OP for each fiscal year will be allocated among the partners (a) first to the OP GP until the cumulative net income allocated to the OP GP equals the cumulative net loss allocated to the OP GP, (b) next to the holders of Preferred Units until the cumulative net income to such holders equals the cumulative net loss allocated to such holders (pro rata in accordance with the excess of such net loss over such net income for each such holder), (c) next to holders of common units and units issued pursuant to a long-term incentive plan (“LTIP Units”) until the cumulative net income allocated to such holders equals the cumulative net loss allocated to such holders (pro rata in accordance with the excess of such net loss over such net income for each such holder), (d) next to the holders of Preferred Units, pro rata in accordance with their respective percentage interests in the Preferred Units, until the cumulative net income allocated to such holders is equal to the excess of (x) the cumulative amount of distributions such holders have received with respect to the Preferred Units (other than distributions of the base liquidation preference) for all fiscal years of the OP or other applicable periods or to the date of redemption, to extent such Preferred Units are redeemed during such period, over (y) the cumulative net income allocated to such holders with respect to the Preferred Units for all prior fiscal years of the OP or other applicable periods, and (e) next to holders of OP Units and LTIP Units on a pro rata basis in accordance with their respective ownership interests. Subject to special allocations set forth in the OP LPA, net loss of our OP for each fiscal year will be allocated among the partners (x) first to holders of OP Units and LTIP Units with positive balances in their economic capital account in accordance with such balances until their economic capital account balances are reduced to zero, (y) second to the holders of Preferred Units, pro rata in accordance with their respective partnership interests in the Preferred Units until the adjustment capital account of such holders in respect of its Preferred Units is reduced to zero, and (z) thereafter to the OP GP. In addition, the OP LPA provides that notwithstanding anything to the contrary contained therein, in connection with the liquidation of the OP or the interest of a holder of Preferred Units, and prior to making any other allocations of net income or net loss, items of income and gain or deduction and loss will first be allocated to each holder of Preferred Units in respect of its Preferred Units in such amounts as is required to cause the adjusted capital account of such holders with respect to such Preferred Units to equal the amount such holder is entitled to receive in respect of its Preferred Units.
Capital Contributions and Borrowings. The OP GP may accept additional capital contributions and borrow funds on behalf of the OP if additional funds are needed in excess of those available from prior capital contributions or existing borrowings.
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

Our VineBrook Portfolio
As of December 31, 2023, our homes within the VineBrook reportable segment average approximately 1,339 square feet with three bedrooms and one and a half bathrooms. Our homes benefit from high occupancy and low turnover rates due to our extensive renovation process, institutional management and high focus on resident customer experience, generating stable, durable cash flows. Similarly, as of December 31, 2023, 95.2% of our VineBrook Portfolio is comprised of standalone units, with only 4.8% of properties stemming from duplexes, triplexes, quad-plexes, villas, townhouses, courtyards and condominiums. As of December 31, 2023, excluding held for sale units, 1,588 homes in our VineBrook Portfolio (7.3% of our VineBrook Portfolio) were unoccupied, including 84 homes (0.4% of our VineBrook Portfolio) in rehabilitation and 929 homes (4.3% of our VineBrook Portfolio) in make-ready turnover. Vacant homes that have not undergone the Company’s rehabilitation program are categorized as “in rehabilitation.” While in rehabilitation, vacant homes undergo the Company’s initial rehabilitation program. Rehabilitated homes that are in between residents are categorized as “make-ready turnover” until re-leased. While in the make-ready turnover category, homes are returned to their original rehabilitated state. Occupied homes, regardless of rehabilitation status, are categorized as “occupied.” As of December 31, 2023, the average length of leases in our VineBrook Portfolio was 12 months and the average remaining length of leases in our VineBrook Portfolio was 7 months. We believe our turnover rate, or the rate, calculated as a percentage on an annualized basis, at which existing residents choose to not renew their lease upon expiration, is low (our renewal rate was 78.2% as of December 31, 2023 for our VineBrook Portfolio) because of our institutional level of management, home condition, resident customer experience, affordable pricing and available amenities not found in other SFR rental properties, including a large number of employees and 24/7 support. As of December 31, 2023, the average age of the homes in our VineBrook Portfolio is 59 years, which we believe is materially similar to the average age of homes in the markets in which we operate.
The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,046	96.2%	$1,260	2,431	96.1%	$1,283
Dayton	OH	2,736	96.4%	1,209	2,522	96.6%	1,202
Columbus	OH	1,652	97.1%	1,247	1,475	97.2%	1,251
St. Louis	MO	1,867	94.4%	1,128	1,071	93.7%	1,150
Indianapolis	IN	1,407	94.1%	1,222	993	93.6%	1,253
Birmingham	AL	1,063	94.2%	1,230	535	91.8%	1,240
Columbia	SC	960	93.6%	1,324	478	92.9%	1,378
Kansas City	MO, KS	1,106	95.9%	1,263	747	95.6%	1,261
Jackson	MS	847	93.4%	1,177	636	93.1%	1,194
Memphis	TN, MS	1,360	93.1%	1,000	807	93.4%	1,038
Augusta	GA, SC	671	94.2%	1,172	391	92.6%	1,256
Milwaukee	WI	786	95.2%	1,215	506	94.9%	1,283
Atlanta	GA	705	93.6%	1,523	186	89.2%	1,728
Pittsburgh	PA	377	96.8%	1,097	268	96.6%	1,141
Pensacola	FL	300	96.0%	1,427	163	96.9%	1,470
Greenville	SC	386	95.6%	1,281	244	93.9%	1,367
Little Rock	AR	269	93.7%	1,024	250	93.2%	1,029
Huntsville	AL	278	97.8%	1,315	174	97.1%	1,343
Raeford	NC	250	97.2%	1,203	111	98.2%	1,295
Portales	NM	350	96.3%	1,146	136	95.6%	1,198
Omaha	NE, IA	292	96.9%	1,255	270	96.7%	1,263
Triad	NC	221	94.6%	1,368	162	95.1%	1,388
Montgomery	AL	310	94.2%	1,219	235	94.0%	1,250
Charleston	SC	9	100.0%	1,722	—	n/a	n/a
Sub-Total/Average		21,248	95.2%	$1,220	14,791	95.1%	$1,239
Held for Sale		595	n/a	n/a	n/a	n/a	n/a
Total/Average		21,843	95.2%	$1,220	14,791	95.1%	$1,239

Occupancy is calculated as the number of homes occupied as of the respective period end, divided by the total number of homes, expressed as a percentage. Single-family properties that we acquire are classified as either stabilized or non-stabilized. Consistent with the National Rental Home Council’s definition of stabilized, a property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Additionally, according to the National Rental Home Council, a property acquired and deemed to not be in need of an upfront renovation may be added to or withheld from the stabilized portfolio based on management’s discretion. Historically, we have generally purchased the majority of our properties in bulk and have not considered them stabilized on acquisition if we cannot confirm that each property in the acquired portfolio is not in need of an upfront renovation. However, the Company determined that 700 homes in a contiguous neighborhood acquired in February 2022 were not in need of an upfront renovation and were considered stabilized upon acquisition. Since stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of December 31, 2023, a total of 28.7% of our VineBrook Portfolio was excluded from being a stabilized home, with 0.4% of our VineBrook Portfolio being excluded because the homes were in rehabilitation and 28.4% of our VineBrook Portfolio being excluded because the homes were purchased with residents in place and remained occupied at December 31, 2023. As of December 31, 2023, on average, homes in the VineBrook Portfolio are in rehabilitation for 213 days and the average length of time from acquisition to stabilization for acquired homes is 282 days.
The NexPoint Homes Portfolio
NexPoint Homes owns and operates SFR homes for lease in the Sunbelt region of the United States, and generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. Over time, VineBrook may purchase some or all of the NexPoint Homes Portfolio, or may seek to monetize its investment in NexPoint Homes through a sale of its interest or other transaction. As of December 31, 2023, the OP owned approximately 81% of the outstanding NexPoint Homes Shares (defined below). As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require us to consolidate our investment in NexPoint Homes, and we consider its operations as a separate reportable segment.
As of December 31, 2023, the NexPoint Homes Portfolio consisted of 2,569 SFR homes primarily located in the midwestern and southeastern United States. As of December 31, 2023, the NexPoint Homes Portfolio had occupancy of approximately 89.8% with a weighted average monthly effective rent of $1,709 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period greater than 30 days. As of December 31, 2023, the number of stabilized homes in the NexPoint Homes portfolio was 2,341, the occupancy of stabilized homes was 98.5%, and the weighted average monthly effective rent of stabilized occupied homes was $1,734.

The table below provides summary information regarding our NexPoint Homes Portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	89.6%	$1,997	192	98.4%	$2,025
Birmingham	AL	133	93.2%	1,590	125	99.2%	1,601
Charlotte	NC	68	62.6%	1,940	63	100.0%	1,940
Dallas/Ft Worth	TX	51	92.2%	2,268	47	100.0%	2,268
Fayetteville	AR	440	88.9%	1,630	403	97.0%	1,682
Huntsville	AL	71	90.1%	1,894	64	100.0%	1,894
Kansas City	MO, KS	146	96.6%	1,862	141	100.0%	1,892
Little Rock	AR	210	91.0%	1,421	192	99.5%	1,429
Memphis	TN, MS	158	93.0%	1,513	152	96.7%	1,562
Oklahoma City	OK	514	88.3%	1,676	461	98.5%	1,703
San Antonio	TX	199	88.9%	1,742	181	97.8%	1,781
Triad	NC	50	88.0%	1,767	45	97.8%	1,803
Tulsa	OK	176	91.5%	1,632	161	100.0%	1,632
Other (1)	AL,FL,KS,TX	142	80.3%	1,851	114	100.0%	1,851
Sub-Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,656
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,656
(1) Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
Investment Objectives and Strategy
Our primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. We predominately target markets where VineBrook can contribute to revitalizing communities, and which exhibit lower institutional competition, household formation growth, and superior revenue growth relative to national averages that still allow us to efficiently operate through economies of scale. Our target markets for the VineBrook Portfolio include the following metropolitan statistical areas or MSAs: Cincinnati (OH, KY), Dayton (OH), Columbus (OH), St. Louis (MO), Indianapolis (IN), Birmingham (AL), Kansas City (MO, KS), Memphis (TN, MS), Montgomery (AL), Pittsburgh (PA), Greenville (SC), Columbia (SC), Huntsville (AL), Milwaukee (WI), Omaha (NE, IA), Little Rock (AR), Jackson (MS), Augusta (GA, SC), Atlanta (GA), Pensacola (FL), Raeford (NC), Portales (NM), Charleston (SC) and the Triad (NC). We believe we can achieve this objective through active portfolio management to deliver high quality service for resident satisfaction that maintains stable cash flow, and to take advantage of market opportunities to achieve superior risk adjusted returns. We, in consultation with our Adviser, regularly monitor and stress-test each market and the VineBrook Portfolio as a whole under various scenarios, enabling us to make informed and proactive investment decisions.

Net Asset Value (“NAV”)
The purchase price at which shares of our Common Stock may be repurchased in accordance with the terms of the Amended Share Repurchase Plan (as defined below) is generally based on the most recent NAV in effect at the time of repurchase, and shares of our Common Stock issued under the dividend reinvestment plan (the “DRIP”) reflect a 3% discount to the then-current NAV. In addition, the sale price of the shares of our Common Stock sold in our Private Offering (as defined below) was equal to the most recent NAV in effect at the time a subscription agreement or funds were received, plus applicable fees and commissions.
NAV is calculated in accordance with the valuation methodology (the “Valuation Methodology”) approved by our Board. Our net assets are primarily comprised of our properties, debt and preferred equity. Other assets and liabilities included in our net asset valuation include cash, accounts payable, among others, and exclude intangible assets and liabilities. As further described below, our Adviser recommends our NAV to the pricing committee of the Board (the “Pricing Committee”). Based on this recommendation, the Pricing Committee determines our NAV. For purposes of calculating NAV, we do not consider NexPoint Homes to be a consolidated investment.
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

Initial Valuation
The first quarterly valuation that Green Street conducted ascribed values for both the stabilized and un-stabilized homes in our VineBrook Portfolio. For purposes of the Valuation Methodology, a home will be considered un-stabilized if it is unoccupied and acquired-or-completed its renovation within the last twelve months. A home is also considered un-stabilized if the remaining renovation costs exceed 15% of cost basis (i.e., the acquisition price and completed renovation costs). Homes not meeting the criteria for un-stabilization are considered stabilized. The valuation of stabilized homes begins with the aggregation of third-party automated valuation model (“AVM”) estimates. Third-party automated valuation models calculate a property’s estimated value in real-time using mathematical algorithms combined with databases of existing properties and transactions. Green Street will assess the implied metrics stemming from AVM estimates, by triangulating between implied capitalization rates, anticipated operating margins, and sales values per square foot to ascribe an explicit value. Green Street will calculate a stabilized capitalization rate using an estimate of operating income over the ensuing twelve months (“Forward NOI”) divided by the AVM output. Provided that AVM estimates imply a capitalization rate that differs significantly from other market-level observations (i.e., greater than two standard deviations from the mean capitalization rate), further analysis will be conducted and manual/subjective adjustments may be warranted and applied.
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
In addition to the home valuations, Green Street will value other assets and liabilities to arrive at a preliminary NAV. Cash, listed securities, receivables, prepaid expenses, and other current assets which have a defined and quantifiable market value are included in the gross asset value. Intangible assets without a quantifiable market value (i.e., goodwill) are excluded. Long-term fixed-rate liabilities are marked-to-market using a prevailing treasury yield of similar maturity and an appropriate spread to account for risk. Variable rate debt is listed at book value. Preferred equity obligations are accounted for at face value and listed as an addition to debt. Accounts payable and other current liabilities which have a defined and quantifiable market value are included at book value. The preliminary NAV per share is expected to be calculated on a fully diluted basis, assuming all restricted stock unit grants, profit interest unit grants and earned performance shares are fully vested and all OP Units are converted to Common Stock of the Company.

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
•A data tape that details the following information on each property in the VineBrook Portfolio:
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
•Issuance date
•Maturity date
•Current outstanding balance
•Maximum outstanding balance
•Floating or fixed rate
•Effective interest rate information (index and spread)
Once the above information is provided by the Adviser to Green Street, Green Street analyzes the data and synthesizes it with their proprietary real estate data and calculations (as described above) to assess and estimate the growth, income, margin and risk of the VineBrook Portfolio as a whole. These estimated inputs then factor into their preliminary NAV.

NAV Determination
Following receipt of the preliminary NAV from Green Street, the Adviser will calculate transactions costs as described below and make any other adjustments determined necessary to recommend NAV to the Pricing Committee. Based off this recommendation, the Pricing Committee will then determine NAV.
The estimated transaction costs relate to an exit or initial public offering of the business. The Adviser estimates these transaction costs based on three separate scenarios that are weighted based on probable future outcome: (1) portfolio liquidation (2) private sale of the Company and (3) an initial public offering. The Adviser believes this is required to capture the true value of the Company. The NAV per share is then calculated on a fully diluted basis assuming all restricted stock unit grants, profit interest unit grants, and earned performance shares are fully vested and all OP Units are converted to Common Stock of the Company.
The factors management uses to determine the weightings is related to the practicality of each scenario. As the VineBrook Portfolio grows larger, a pure liquidation of the portfolio (scenario 1) becomes less probable; furthermore, as the Company grows and continues to gain scale, it becomes more probable that an initial public offering (scenario 3) will be the most probable scenario. The below outlines the various components and general assumptions related to each scenario that comprise the transaction cost estimate which are subject to change in future NAV calculations based off management’s best estimates:
1.Portfolio liquidation:
i.Legal costs.
ii.Disposition costs, assumed at 3%.
iii.Prepayment penalties on debt, assumed at 1%.
2.Private sale:
i.Legal costs.
ii.Brokerage costs, assumed to be 1.5%.
iii.Prepayment penalties on debt, assumed at 1%.
3.Initial public offering:
i.Legal costs.
ii.Additional audit costs, including comfort letters.
iii.Underwriting costs, assumed to be 5% on equity raised which is estimated to be 20% of the current equity outstanding.
iv.Listing and other fees associated with taking a company public.
During the year ended December 31, 2023, the NAV was reviewed and determined on a quarterly basis by the Pricing Committee. The most recent NAV per share in effect at any given point in time will be based on the NAV as of the most recent determination date. The NAV as of the filing date of this Form 10-K is $58.95 and was based on the NAV per share as of December 31, 2023. The NAV is used for distribution reinvestment and redemptions. The determination of NAV under the Valuation Methodology involves significant judgment and estimation of the transaction costs by our Adviser.

The following table presents our historical NAV as determined by the Pricing Committee (or our Board prior to the formation of the Pricing Committee) for all previous periods:

Date	NAV per share
December 31, 2023	$58.95
September 30, 2023	60.23
June 30, 2023	61.63
March 31, 2023	61.32
December 31, 2022	63.04
September 30, 2022	62.97
June 30, 2022	62.75
March 31, 2022	59.85
December 31, 2021	54.14
November 30, 2021	51.38
October 31, 2021	49.09
September 30, 2021	47.90
August 31, 2021	46.19
July 31, 2021	43.76
June 30, 2021	40.82
May 31, 2021	38.68
April 30, 2021	37.85
March 31, 2021	36.82
February 28, 2021	36.68
January 31, 2021	36.56
December 31, 2020	36.56
November 30, 2020	34.38
October 31, 2020	34.18
September 30, 2020	34.00
August 31, 2020	32.91
July 31, 2020	31.47
June 30, 2020	31.24
May 31, 2020	31.08
April 30, 2020	30.82
March 31, 2020	30.59
December 31, 2019	30.58
September 30, 2019	29.85
June 30, 2019	28.88
March 31, 2019	28.75
December 31, 2018	28.27
November 1, 2018	25.00

The following table provides a breakdown of the major components of our NAV per share amounts for all previous periods (in thousands, except per share amounts):

As of	Value of Homes (1)	Other assets (2)	Debt, net (3)	Preferred equity (4)	Other liabilities (5)	Transaction costs and other adjustments (6)	NAV	Fully diluted shares	NAV per share
December 31, 2023	$3,784,571	$186,807	$(1,805,460)	$(188,706)	$(114,333)	$(33,033)	$1,829,846	31,042	$58.95
September 30, 2023	3,881,176	188,200	(1,860,150)	(188,706)	(118,036)	(41,812)	1,860,672	30,890	60.23
June 30, 2023	4,011,898	153,929	(1,951,294)	(125,000)	(109,689)	(110,675)	1,869,169	30,327	61.63
March 31, 2023	3,982,399	161,702	(2,003,222)	(125,000)	(103,625)	(61,037)	1,851,217	30,191	61.32
December 31, 2022	3,944,952	254,487	(2,035,991)	(125,000)	(115,774)	(19,922)	1,902,752	30,183	63.04
September 30, 2022	3,912,049	268,099	(1,886,042)	(125,000)	(139,904)	(62,729)	1,966,473	31,229	62.97
June 30, 2022	3,487,870	233,592	(1,445,007)	(125,000)	(101,331)	(83,705)	1,966,419	31,337	62.75
March 31, 2022	3,199,537	173,334	(1,270,029)	(125,000)	(74,351)	(134,766)	1,768,725	29,553	59.85
December 31, 2021	2,422,218	108,085	(768,545)	(125,000)	(85,984)	(120,426)	1,430,348	26,417	54.14
November 30, 2021	2,327,977	90,410	(753,786)	(125,000)	(73,031)	(151,939)	1,314,631	25,584	51.38
October 31, 2021	2,292,763	76,529	(753,803)	(125,000)	(64,929)	(205,092)	1,220,468	24,863	49.09
September 30, 2021	2,242,647	83,357	(746,661)	(125,000)	(59,484)	(242,847)	1,152,012	24,048	47.90
August 31, 2021	2,163,505	67,850	(774,076)	(125,000)	(64,533)	(246,126)	1,021,620	22,120	46.19
July 31, 2021	2,071,250	68,691	(804,193)	(125,000)	(64,881)	(244,231)	901,636	20,605	43.76
June 30, 2021	1,787,597	77,140	(835,162)	(125,000)	(67,322)	(84,243)	753,010	18,448	40.82
May 31, 2021	1,641,514	70,400	(834,361)	(125,000)	(55,923)	(32,177)	664,453	17,176	38.68
April 30, 2021	1,578,395	48,391	(799,016)	(125,000)	(50,946)	(30,622)	621,202	16,411	37.85
March 31, 2021	1,517,321	59,320	(799,229)	(125,000)	(39,134)	(33,349)	579,929	15,749	36.82
February 28, 2021	1,202,370	74,573	(519,859)	(125,000)	(67,233)	(33,547)	531,304	14,484	36.68
January 31, 2021	1,162,439	67,724	(524,088)	(125,000)	(41,275)	(32,434)	507,366	13,876	36.56
December 31, 2020	922,341	59,222	(347,709)	(88,500)	(30,327)	(29,358)	485,669	13,283	36.56
November 30, 2020	842,960	29,900	(311,057)	(61,000)	(32,735)	(27,464)	440,604	12,817	34.38
October 31, 2020	817,601	23,378	(300,579)	(61,000)	(29,883)	(26,494)	423,023	12,376	34.18
September 30, 2020	799,042	14,968	(346,262)	—	(36,871)	(26,541)	404,336	11,892	34.00
August 31, 2020	771,819	12,390	(353,387)	—	(28,867)	(25,107)	376,848	11,452	32.91
July 31, 2020	739,817	17,402	(360,852)	—	(24,249)	(24,244)	347,874	11,053	31.47
June 30, 2020	716,983	23,092	(359,668)	—	(24,113)	(23,740)	332,554	10,646	31.24
May 31, 2020	697,750	33,339	(357,472)	—	(28,979)	(22,841)	321,797	10,354	31.08
April 30, 2020	677,606	42,090	(357,050)	—	(21,738)	(22,607)	318,301	10,329	30.82
March 31, 2020	650,844	50,319	(356,928)	—	(19,011)	(22,534)	302,690	9,894	30.59
December 31, 2019	592,115	22,153	(315,889)	—	(19,343)	(21,283)	257,753	8,428	30.58
September 30, 2019	540,918	22,232	(304,497)	—	(17,724)	(18,355)	222,574	7,456	29.85
June 30, 2019	415,317	39,522	(239,418)	—	(16,142)	(15,577)	183,702	6,360	28.88
March 31, 2019	386,576	35,470	(239,339)	—	(13,127)	(14,565)	155,015	5,392	28.75
December 31, 2018	363,228	51,336	(239,261)	—	(15,194)	(13,694)	146,415	5,179	28.27
November 1, 2018	330,173	27,030	(239,209)	—	(9,836)	—	108,158	4,327	25.00
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

While we believe our assumptions are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, a 1% increase in the value of properties as of December 31, 2023 would result in a $1.23 increase in our NAV per share. Assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2023 of $1,000,000 would result in a $0.02 decrease in our NAV per share.
Our Valuation Methodology is and our original valuation methodology (discussed below) was based upon a number of estimates and assumptions, including estimated transaction costs that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV. Accordingly, we have disclosed the following risk factors relative to our NAV:
•The purchase price at which the shares of our Common Stock may be repurchased under the Amended Share Repurchase Plan is based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.
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
For homes purchased within the previous 90 days of the valuation date, the cost (purchase price plus any capital expenditures incurred after purchase) of the home was used as the initial valuation as it represented the best data point available. Once the home had been held for greater than 90 days and had three or more valuations from Valuation Providers, the Adviser applied the home valuation process utilizing the Valuation Providers’ data as further described above. For homes that were purchased more than 90 days prior to the valuation date but had not had three or more valuations from Valuation Providers, the Company used the prior valuation used for the calculation of the most recent NAV.

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
The following table presents a summary of our current outstanding indebtedness for the VineBrook reportable segment as of December 31, 2023:

	Type	Outstanding Principal as of December 31, 2023
Initial Mortgage	Floating	$234,644
Warehouse Facility	Floating	824,387
JPM Facility	Floating	338,387
Bridge Facility III	Floating	—
ABS I Loan	Fixed	392,180
MetLife Note	Fixed	110,157
TrueLane Mortgage	Fixed	9,323
Crestcore II Note	Fixed	2,670
Crestcore IV Note	Fixed	2,611
PNC Loan I	Fixed	18
PNC Loan II	Fixed	65
PNC Loan III	Fixed	177
Total Outstanding Principal		$1,914,619
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the above indebtedness and outstanding indebtedness for the NexPoint Homes reportable segment as of December 31, 2023.

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
Private Offering
On August 28, 2018, we commenced a non-registered continuous private placement of up to 40,000,000 shares of our Common Stock (the “Private Offering”) pursuant to the safe harbor of Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Private Offering closed on September 14, 2022. From commencement to termination, we issued approximately 25,219,000 shares of Common Stock through the Private Offering for offering proceeds of approximately $1 billion. We contributed a majority of the proceeds from the Private Offering to our OP in exchange for OP Units. Our OP has used the proceeds from the Private Offering primarily to acquire and renovate additional SFR properties in new and existing markets and maintain existing SFR properties in our VineBrook Portfolio.
Human Capital
As of December 31, 2023, we had 551 full-time employees. None of our employees are covered by a collective bargaining agreement. We seek to recruit, attract, and retain talent that has a breadth of property management experience and expertise in customer service, construction management, and asset management. Through continual training and on-going development initiatives, we work to keep our team informed on up-to-date best practices, leveraging some of the latest technologies available in the industry, while consistently returning to foundational subjects pertaining to Fair Housing standards. We seek to have the most qualified team and one that comes from a diverse set of backgrounds and experiences and aligns with the demographics inherent to our markets. Through our core values of hard work, integrity, communication and execution we have built an organization that is recognized by its quality and resident satisfaction. Our highly trained and experienced staff is dedicated to providing the best experience to current and future residents, while demonstrating a commitment to being good citizens in our communities. Additionally, we are externally managed by our Adviser pursuant to the Advisory Agreement.
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
Insurance
We maintain property, liability, and flood insurance for each property, including earthquake insurance when required by the lender. Additionally, we maintain workers’ compensation insurance for all our employees employed in, on, or about each property so as to provide statutory benefits required by state and federal laws. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. See Item 1A. “Risk Factors—Risks Related to the Real Estate Industry—We may not be able to obtain adequate insurance on all of our investments, resulting in the potential risk of excessively expensive premiums for insurance and/or uninsured losses.”
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
We could remain an “emerging growth company” until the earliest of (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement, (2) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
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
•risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser, members of our management team or its affiliates;
•our dependence on our Adviser and its affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser and its affiliates and personnel;
•risks associated with the fluctuation in the NAV per share amounts;
•loss of our key employees and key personnel and those of our Adviser;
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
•risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;
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
•risks associated with the stock ownership restrictions of the Internal Revenue Code of 1986, as amended (the “Code”) for REITs and the stock ownership limits imposed by our charter;
•recent and potential legislative or regulatory tax changes or other actions affecting REITs;
•failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels; and
•risks associated with the Highland Bankruptcy (defined below).

You should read this summary together with the more detailed description of each risk factor contained below:
Risks Related to Our Common Stock and Our Organizational Structure
We are dependent upon the retention of key personnel and the ability to attract qualified personnel.
Our Adviser has the sole authority to direct our operations, subject to oversight by our Board. Accordingly, investors will have no authority to direct our investments or operations and must depend entirely on the investment skills and abilities of our Adviser and its respective employees. The ability of our Adviser to manage our affairs currently depends on key personnel. Our Adviser will be relying extensively on the diligence, skill, judgment, reputation and business contacts of such key personnel.
In addition, our future success will depend upon our Adviser's ability to retain the services of key personnel and recruit additional qualified personnel. Our Adviser's personnel have no obligation to remain employed by the Adviser or its affiliates. The departure for any reason of any of its most senior professionals, or a significant number of other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives. In addition, our Adviser anticipates that it will be necessary to add professionals to grow its teams and replace those who depart. However, the market for qualified real estate professionals and individuals with experience operating a REIT is extremely competitive, and they may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.
The success of our business also continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. The loss of the services of our senior officers or other key employees could have a material adverse effect on our business and plans for future development. We do not maintain any key man life insurance policies for any of our employees. If we are unable to retain these key members of management or are unable to successfully execute succession planning and attract additional qualified personnel, our business, financial condition and results of operations could be harmed.
Stockholders will have limited participation and communication in regard to our management or control.
Stockholders will have no right or power to participate directly in the management or control of our business and thus must depend solely on our employees and our Adviser's ability to make and dispose of investments and operate our business. In addition, aside from our Portfolio, investors will not have an opportunity to evaluate the future investments, or the terms of any such investment, made by us.
There are restrictions on the transferability of our Common Stock, and therefore, our stockholders’ ability to dispose of common stock will likely be limited to repurchases by us.
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

Due to these transfer restrictions, the repurchase of Common Stock by us will likely be the only way for stockholders to dispose of their Common Stock. We will repurchase our Common Stock at a price equal to the most recent NAV per share in effect, and not based on the price at which stockholders initially purchased their Common Stock. The Board has determined to suspend share repurchases in the past and may do so in the future. There is no guarantee that the Board will repurchase any or all of its shares of Common Stock that are submitted for repurchase.
The ability of stockholders to have Common Stock repurchased through the Amended and Restated Share Repurchase Plan is limited. We may choose to repurchase fewer shares of Common Stock than have been requested to be repurchased, in our Board’s sole discretion, and the amount of Common Stock we may repurchase is subject to caps. Further, our Board may modify, suspend or terminate the Amended and Restated Share Repurchase Plan if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares of Common Stock than have been requested in any particular quarter to be repurchased under the Amended and Restated Share Repurchase Plan (the “Amended Share Repurchase Plan”), or none at all, in our Board’s sole discretion. We may repurchase fewer shares of Common Stock than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing shares of Common Stock. In addition, the total amount of Common Stock that we will repurchase will be limited, in any calendar quarter, to Common Stock whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our Board may modify, suspend or terminate the Amended Share Repurchase Plan if it deems such action to be in our best interest and the best interest of our stockholders, including but not limited to decreasing or modifying the price at which shares of Common Stock are repurchased through the Amended Share Repurchase Plan or changing the frequency at which repurchases occur. If the full amount of all shares of Common Stock requested to be repurchased in any given quarter are not repurchased, funds will be allocated pro rata based on the total number of shares of Common Stock being repurchased. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the Amended Share Repurchase Plan, as applicable.
The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in our OP rather than repurchasing Common Stock is in our best interest as a whole, then we may choose to repurchase fewer shares of Common Stock than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the Amended Share Repurchase Plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, stockholders’ ability to have Common Stock repurchased by us may be limited, and at times, stockholders may not be able to liquidate their investment. The Board may also place a limit on the aggregate amount of shares that are repurchased in a given period. The Board has determined to suspend share repurchases in the past and may do so in the future. There is no guarantee that the Board will repurchase any or all of its shares of Common Stock.
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

The purchase price at which the shares of our Common Stock may be repurchased under the Amended Share Repurchase Plan is based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.
The purchase price at which shares of our Common Stock may be repurchased in accordance with the terms of the Amended Share Repurchase Plan is generally based on the most recent NAV in effect at the time of repurchase. NAV is calculated in accordance with the Valuation Methodology approved by our Board. The Valuation Methodology involves significant judgment and estimation of the value of our properties and is subject to certain risks and uncertainties, including that valuations of our properties may not incorporate all material information concerning their value. In addition, the Valuation Methodology may be amended at any time at the sole discretion of our Board.
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
Green Street conducts Ongoing Valuations of the Portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any further adjustments, determined necessary to recommend NAV to the Pricing Committee. Based off this recommendation, the Pricing Committee then determines NAV. For additional information about the Valuation Methodology, see Item 1. “Business—Net Asset Value (“NAV”)—Current Valuation Methodology.”
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
Further, while Green Street utilizes third-party automated valuation models and proprietary real estate data and calculations, including regarding home values, markets and occupancy, when completing the Initial Valuation and Ongoing Valuations, these valuations are estimates and may not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. To the extent that such valuation models, proprietary data and calculations include assumptions that are inaccurate or do not capture recent market trends, or to the extent that the Company is not able to negotiate a sales price equal to or in excess of the estimated valuation, the difference between the estimated valuation and sale price could be material. There will be no retroactive adjustment in the valuation of such assets, the price we paid to repurchase shares of our Common Stock or NAV-based fees paid to our Adviser to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price at which such shares of Common Stock may be repurchased by us pursuant to the Amended Share Repurchase Plan are generally based on the most recent NAV per share in effect which may be based on a previous calculation period, stockholders may pay more than realizable value or receive less than realizable value for their investment.
Further, our Valuation Methodology and related policies, including frequency of the NAV calculation, may be changed at any time at the sole discretion of our Board.

Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event.
To assist Green Street in its analysis for the Initial Valuation and Ongoing Valuations, the Adviser sends certain information to it as of the valuation date, including a data tape for each property and a preliminary unaudited consolidated balance sheet, subject to completion, including the completion of customary financial statement closing and review procedures for the period. Green Street uses such information in its recommendation of the preliminary NAV to the Adviser. Our Adviser’s recommendation to the Pricing Committee of the NAV per share is based on the preliminary NAV recommended by Green Street, as adjusted for estimated transaction costs related to an exit or initial public offering of the business.
Actual operating results for a given period may differ from what we originally budgeted for that period or what was included in the information provided to Green Street, which may cause a material increase or decrease in the NAV per share amounts. Further, while we believe the Adviser’s estimates of transaction costs are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2023 of $1,000,000 would result in a $0.02 decrease in our NAV per share. In addition, if there is a material event subsequent to the valuation date but prior to the Pricing Committee’s determination of NAV, such material event may not be reflected in NAV until the next NAV determination. There will be no retroactive adjustment to the NAV, the price we paid to repurchase shares of our Common Stock or NAV-based fees paid to our Adviser to the extent NAV for a period does not accurately reflect a change in the assumptions underlying the NAV calculation or a material event.
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
Generally, the purchase price per share for shares of our Common Stock purchased pursuant to the DRIP and the price at which we repurchase the shares of our Common Stock under our Amended Share Repurchase Plan will equal the most recent NAV per share in effect (or, with respect to the DRIP, a percentage thereof), which is based on a previous period. The NAV per share as of the date on which stockholders make their repurchase request under our Amended Share Repurchase Plan may be significantly different than the price such stockholder originally paid or the repurchase price to be received at the end of the relevant quarter when the shares are actually repurchased.
In addition, the Board has discretion to decide if NAV is determined monthly or quarterly and to change the Valuation Methodology at any time. In effect, this could allow the Board to update a previously disclosed NAV or to lengthen the amount of time between NAV determinations, including in cases where we believe there has been a material change (positive or negative) that is not reflected in the most recent NAV per share in effect. For example, under the Amended Share Repurchase Program, if a shareholder submits a repurchase request on January 2 the repurchase date would be March 31. On the March 31 repurchase date, if, under the current Valuation Methodology and the Board’s discretion the NAV is being calculated quarterly, the most recent NAV per share in effect would be December 31 and would not take into account any events that may have occurred in the first quarter that could impact the NAV per share. On the March 31 repurchase date, if, under the current Valuation Methodology and the Board’s discretion the NAV is being calculated monthly, the most recent NAV per share in effect would be February 28 and would not take into account any events that may have occurred in March that could impact the NAV per share.

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
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, including from sales from our Common Stock, our Series A Preferred Stock, Series B Preferred Stock or OP Units. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level at which holders of shares of our Common Stock participate in our DRIP, the proceeds from any future offerings and our performance. Funding distributions from the sales of assets, borrowings, return of capital or offering proceeds will result in us having less funds available to acquire SFR properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment, especially if we sell these securities at prices less than the price you paid for your capital stock. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
The capital and credit markets have recently seen volatility and disruption and should such disruptions in the financial markets continue to occur, such deteriorating economic conditions could also impact the market for our investments and the volatility of our investments. The returns available to us with respect to our targeted investments are determined, in part, by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, our returns will increase. Conversely, a lack of liquidity will cause our returns to decrease.
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
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or other events, including pandemics, could also cause stockholders to seek to sell their shares to us pursuant to the Amended Share Repurchase Plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had such assets been sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our Portfolio by property type and location, could be materially adversely affected.
Furthermore, all of the factors described above, including disruptions in the financial markets and deteriorating economic conditions (see “—Risks Related to the Real Estate Industry—Local market conditions may adversely affect our performance,” “—Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations” and “—Risk of Pandemics or Other Health Crises”), could adversely impact our ability to implement our business strategy and make distributions to investors and could decrease the value of an investment in us.
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
Certain provisions of the MGCL may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares.
Under the MGCL, certain “business combinations” (including a merger, consolidation, statutory share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation), or an affiliate of any such interested stockholder, are prohibited for five years after the most recent date on which such interested stockholder becomes an interested stockholder. Thereafter any such business combination must be generally recommended by the board of directors of the corporation and approved by the affirmative vote of at least (a) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and (b) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder who will (or whose affiliate will) be a party to the business combination or held by an affiliate or associate of the interested stockholder. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by our Board prior to the time that someone becomes an interested stockholder or comply with certain fair price requirements set forth in the MGCL.
The MGCL provides that holders of “control shares” of our Company acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”, subject to certain exceptions) have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares (defined as shares of the corporation that any of the following persons is entitled to exercise, or direct the exercise of, the voting power in the election of directors: an acquiring person, an officer of the corporation or an employee of the corporation who is also a director of the corporation).

“Control shares” are voting shares of stock that, if aggregated with all other such shares of stock owned by the acquirer, or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:
•one-tenth or more but less than one-third;
•one-third or more but less than a majority; or
•a majority or more of all voting power.
Control shares do not include shares that the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval, shares acquired directly from the corporation or shares acquired in a merger, consolidation or statutory share exchange if the corporation is a party to the transaction or acquisitions approved or exempted by the charter or bylaws of the corporation.
Pursuant to the Maryland Business Combination Act, our Board has by resolution exempted from the provisions of the Maryland Business Combination Act all business combinations (1) between our us, Adviser or its respective affiliates and (2) between us and any other person, provided that in the latter case such business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors, without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement any or all of the following takeover defenses:
•a classified board;
•a two-thirds vote requirement for removing a director;
•a requirement that the number of directors be fixed only by vote of the board of directors;
•a requirement that a vacancy on the board be filled only by the remaining directors in office and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred; and
•a majority requirement for the calling of a stockholder-requested special meeting of stockholders.
Through provisions in our charter and bylaws unrelated to Subtitle 8, we already, subject to the terms of any class or series of preferred stock, (a) require a two-thirds vote for removing a director in the event that none of our Common Stock is listed on a national securities exchange, (b) vest in our Board the exclusive power to fix the number of directorships and (c) require, unless called by our chairman of our Board, our chief executive officer, our president or our Board, the written request of stockholders entitled to cast a majority of all of the votes entitled to be cast at such a meeting to call a special meeting. If we made an election to be subject to the provisions of Subtitle 8 relating to a classified board, our Board would automatically be classified into three classes with staggered terms of office of three years each. In such instance, the classification and staggered terms of office of the directors would make it more difficult for a third party to gain control of our Board since at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in the majority of the directors.

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
In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for our Common Stock. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before holders of our Common Stock. We are not required to offer any such additional debt or equity securities to stockholders on a preemptive basis. Therefore, additional Common Stock issuances, directly or through convertible or exchangeable securities (including common stock and convertible preferred stock), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the value of shares of our Common Stock. Any convertible preferred stock would have, and our Series A Preferred Stock and Series B Preferred Stock have and any series or class of our preferred stock would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to holders of our Common Stock.

Holders of shares of our Common Stock do not have preemptive rights to any shares we issue in the future. Our charter authorizes the issuance of 500,000,000 shares of capital stock, consisting of 300,000,000 of Class A Common Stock, 100,000,000 shares of Class I Common Stock, and 100,000,000 shares of preferred stock, par value $0.01 per share, 16,000,000 shares of which have been classified as the Series A Preferred Stock and 3,000,000 shares of which have been classified as the Series B Preferred Stock. Our Board may increase the number of authorized shares of capital stock without stockholder approval. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our Common Stock under a long-term incentive plan to our employees, non-employee directors or to employees of our Adviser or its affiliates; (4) issue shares to our Adviser or its successors or assigns, in payment of an outstanding fee obligation (if permitted pursuant to the Advisory Agreement or as otherwise may be agreed) or as consideration in a related-party transaction; or (5) issue shares of our Common Stock in connection with a redemption of OP Units. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of shares of our Common Stock will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of shares of our Common Stock may also experience a dilution in the book value of their investment in us.
Risks Related to our Series A Preferred Stock and Series B Preferred Stock
Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could otherwise result in a premium price to our stockholders.
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
As of December 31, 2023, we have issued 5,000,000 shares of Series A Preferred Stock and 2,548,240 shares of Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock rank, with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up, (1) senior to our Common Stock; (2) on parity with each other and all equity securities issued by us with terms specifically providing that those equity securities rank on parity with the Series A Preferred Stock and Series B Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up; and (3) junior to all our existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Additionally, unless the mandatory redemption date is extended, if we fail to effect a mandatory redemption of the Series A Preferred Stock by October 7, 2027, and such non-compliance remains uncured by us on the nine-month anniversary following such date, the number of directors shall be automatically increased to such number as is necessary so that a majority of the outstanding shares of Series A Preferred Stock shall have the right at any time after such date to elect a majority of the members of our Board.
Risks Related to Our Business and the Single-Family Rental Housing Market
We have a limited operating history and may not be able to replicate the historical results achieved by other entities managed by or sponsored by affiliates of our Adviser, management team or their affiliates.
We have a limited operating history from which potential investors may evaluate likely performance. Neither the past performance of previous investments of our Adviser and its affiliates, nor the past financial performance of us, the VineBrook Companies or members of our management team or their affiliates can be relied upon as an indicator of our future performance or success due to a variety of factors, including changes in personnel, different national and local economic circumstances, different supply and demand characteristics, and varying circumstances relating to the real estate markets. Since our performance depends on future events, it is inherently uncertain.

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
In the future, the Federal Reserve may lower rates, which together with government programs designed to keep homeowners in their homes and/or other factors, may contribute to trends that favor homeownership rather than renting. A softening of the rental market in our markets would reduce our rental revenue, which could adversely impact our cash available for distribution.
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
We have completed a number of strategic acquisitions in the past and intend to acquire single family properties for rental operations as market conditions, including access to the debt and equity markets, dictate. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing, and is subject to numerous risks, including problems integrating the acquired properties, unanticipated costs associated with the acquisitions and increased legal and accounting compliance costs.
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
Most of our properties have been, and future property acquisitions may be, purchased as portfolios in bulk from owners of portfolios of single-family homes. To the extent the management and leasing of such properties have not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during due diligence may not be accurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies.
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
Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across properties prove to be materially inaccurate, our operating results and ability to make distributions to investors may be adversely affected. Additionally, if we experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, shortages and/or transportation issues, or difficulties obtaining adequate skilled labor from third-party contractors, our operating results and ability to make distributions to investors may be adversely affected.
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

We face significant competition in the leasing market for quality residents, which may limit our ability to lease our single-family homes on favorable terms.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings, and condominium units. Competing properties may be newer, better located, and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.
In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by overbuilding or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents. In addition, government sponsored programs to promote home ownership may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us. No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our Common Stock could decline.
Our real estate investments are illiquid, which limits our operational flexibility and may negatively affect our performance.
Real estate investments generally cannot be sold quickly. This inability to sell properties could adversely affect our ability to maximize sales proceeds.
Our business objectives could be impeded by not being able to obtain additional capital.
Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the debt or equity markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain debt or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries or joint ventures to fund future operations could dilute the ownership of our then-existing stockholders. Based on the Federal Reserve’s approach to combatting inflation by increasing short-term rates in the past, debt and equity capital may be more expensive than in prior years.

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
As of December 31, 2023, approximately 8.3% of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have residents who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
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

Leasing fraud could adversely affect our business, financial condition, and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as leasing fraud. As we make more of our services available over the internet, we subject ourselves to new types of leasing fraud risk. Unrelated third parties have developed “fake landlord” scams posing as VineBrook Homes and fraudulently collecting rent on properties they do not own. Furthermore, increases in fraudulent applications lead to a higher rate of delinquency, and coupled with lingering effects of the COVID-19 pandemic and legal and regulatory barriers to the eviction process, it allows for unqualified residents to remain in our homes for longer periods of time. We devote significant resources to discover and discourage fraudulent activities, and we use a variety of tools to protect against fraud; however, these tools may not always be successful. Fraudulent activities could result in lost revenue and increased expenses, including costs related to damages to our homes from occupants who do not maintain them, diversion of time from our personnel, and development of measures to combat these activities, or otherwise disrupt our operations. Allegations of fraud may further result in fines, settlements, litigation expenses, and reputational damage.

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

Macroeconomic trends including inflation and high interest rates may adversely affect our financial condition and results of operations.
Macroeconomic trends, including increases in or high inflation and high interest rates, may adversely impact our business, financial condition and results of operations. High inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs, including for labor at the corporate levels. Inflationary pressures have also increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of resident defaults and harm our operating results
The U.S. Federal Reserve began rapidly raising the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions resulted in high prevailing interest rates. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and the Israel-Hamas war adds, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases may also generally impair the performance of investments, increase funding costs, limit access to the capital markets or result in decisions by lenders not to extend credit. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, or if one already exists and worsens in the future, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially.
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
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we and the Adviser may acquire and store sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our prospective and current residents, employees, and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions, the risk of which may be heightened by the increased prevalence and use of artificial intelligence. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. While the Company and Adviser have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise the Company's or Adviser's networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position.
The SFR portfolios tend to be larger than portfolios in other property sectors and is a relatively new sector, which could limit the quality and availability of data and financial information available on large SFR portfolios we acquire.
Unlike other property sectors, SFR portfolios tend to be extremely large. For example, as of December 31, 2023, through the VineBrook reportable segment we own approximately 21,843 SFR assets across 18 states, whereas a portfolio in a publicly traded multifamily REIT has on average 166 properties. Because each unit in an SFR portfolio is generally also an individual property, and financial records must be maintained on each individual property, the volume of data and information to be kept is larger in the SFR sector as compared to other sectors.
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
As of December 31, 2023, in the VineBrook reportable segment, we own single family homes in 18 states. We may be subject to state and/or local tax obligations in some of those states as a result of the income generated from the SFR properties in those states. If we are subject to such state and/or local tax obligations, or if such obligations increase, our cash available for distribution to investors may be materially and adversely affected.

As a result of our OP’s investments in NexPoint Homes, we have consolidated its revenue and any decrease in revenue of NexPoint Homes or increase in capital contributions required by NexPoint Homes may have a negative effect on our results of operations.
On June 8, 2022, in connection with the formation of NexPoint Homes, the OP invested an aggregate of $100 million into NexPoint Homes in exchange for 2,000,000 shares of Class A common stock, par value $0.01 per share of NexPoint Homes (the ‘NexPoint Homes Shares”) and convertible notes. Over time, we may purchase some or all of the NexPoint Homes portfolio, or may seek to monetize our investment in NexPoint Homes through a sale of our interest or other transaction. As of December 31, 2023, the OP owned approximately 81% of the outstanding NexPoint Homes Shares. As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require that the Company consolidate the OP’s investment in NexPoint Homes.
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
The COVID-19 pandemic, inflation, high interest rates, the war in Ukraine and the Israel-Hamas war have led to economic uncertainty in the U.S. and other countries. During periods of economic uncertainty or recession, high interest rates or declining demand for real estate could result in a general decline in rents or an increased incidence of defaults under existing leases. Such adverse impacts to the economy generally or to our real estate in particular could negatively impact, among other things, our rental income, the value of our real estate, and our ability to raise capital. If we cannot operate our Portfolio to meet our financial expectations or if we cannot raise adequate capital, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations or cash flow may be significantly negatively impacted.
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

Risk of Pandemics or Other Health Crises.
Pandemics, epidemics or other health crises, including the COVID-19 pandemic, have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:
•the deterioration of global economic conditions as a result of such a crisis could ultimately decrease occupancy levels and pricing across our portfolio and/or increase concessions, reduce or defer our residents’ spending, result in changes in resident preferences (including changes resulting from increased employer flexibility to work from home) or negatively impact our residents’ ability to pay their rent on time or at all;
•local and national authorities expanding or extending certain measures that impose restrictions on our ability to enforce residents’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our ability to raise rents or charge certain fees;
•the risk of a prolonged outbreak and/or multiple waves of an outbreak could cause long-term damage to economic conditions, which in turn could diminish our access to capital at attractive terms and/or cause material declines in the fair value of our assets, leading to asset impairment charges; and
•the potential inability to maintain adequate staffing at our properties and corporate offices due to an outbreak and/or changes in employee preferences causing them to leave their jobs
To the extent a pandemic, epidemic or other health crisis adversely affects our business, results of operations, cash flows and financial condition, it may also continue to heighten many of the other risks described elsewhere in this Item 1A, Risk Factors.

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
Before renting a home, we will typically perform a detailed assessment with an on-site review of each property to identify the scope of work to be completed. Beyond customary repairs, we will usually focus on improvements that optimize safety, habitability and overall property appeal, and complete such improvements as a means of enhancing resident satisfaction while increasing the value of the property. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises to reduce impact on resident occupancy.
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
Numerous resident rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-resident and consumer laws, with a focus on high quality service, resident retention and eviction prevention, such organizations might work in one or multiple states to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light, which could adversely affect our reputation, and business. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, such organizations may lobby municipal, county and state attorneys to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations and prevent or make it more expensive for us to acquire homes, adversely impact our business or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations, which could adversely affect our business, results of operations and financial condition, and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
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
Recent negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, have eroded customer confidence in the banking system and increased the prospect of future bank failures.
Recent developments in the banking industry have caused uncertainty and concern regarding the strength of the banking system. Although our banking relationships are primarily with large national banks, a significant disruption to the banking system could lead to market-wide liquidity problems which could adversely affect our access to capital and our cost of capital. Such events could also create macroeconomic issues that could adversely affect our residents.

Interest rate risk on our debt may adversely affect our performance and our ability to make distributions to stockholders.
As of December 31, 2023, $1.4 billion of our total debt outstanding bears interest at floating interest rates for the VineBrook reportable segment, and we may also borrow additional funds at floating interest rates in the future, including $11.6 million available for borrowing under the JPM Facility (defined below) as of December 31, 2023. As of December 31, 2023, 13 interest rate swap agreements and one interest rate cap agreement, with a combined notional amount of $1.5 billion with terms expiring in 2024 and 2025, effectively fix the interest rate on $1.5 billion, or 108.8%, of our $1.4 billion of floating rate debt outstanding for the VineBrook reportable segment. Except to the extent we have arrangements in place that hedge against the risk of rising interests rates, an increase in interest rates could increase required debt service payments on floating rate debt and could reduce funds available for operations, future business opportunities, and distributions to stockholders. If we need to repay debt during times of rising or high interest rates, we could be forced to dispose of properties on unfavorable terms, which may not permit realization of the maximum return on such investments.
Interest-only indebtedness may increase our risk of default at maturity.
As of December 31, 2023, $1.3 billion of our debt outstanding was interest-only for the VineBrook reportable segment. Additionally, we may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. For all of this indebtedness other than the $241 million Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage (the “Initial Mortgage”), interest is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. For our Initial Mortgage, interest is payable monthly during the loan term and principal payments based on a 30 year amortization schedule are required during the last 36 months of the loan and the remainder of the principal, or a balloon payment, is payable at maturity. These required balloon payments may increase our risk of default under the related loan because we may not have the required funds to repay the principal as required under the agreements. These required principal or balloon payments may increase our risk of default under the related loan if we do not have funds available or are unable to refinance the obligation. Additionally, if we default on the payment of principal under one of our agreements, it may cause cross defaults under our other credit agreements. In order to make the required principal or balloon payments, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.
We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2023, there was $1.9 billion of debt outstanding related to our VineBrook Portfolio and $576.6 million of debt outstanding related to the NexPoint Homes Portfolio (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). For the VineBrook Portfolio, all of the outstanding debt is guaranteed by the Company or its subsidiaries. In addition, $238.4 million of debt outstanding related to the NexPoint Homes Portfolio is guaranteed by the OP. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
•restrict us from paying dividends on Common Stock unless certain financial test covenants are met under Company debt agreements; and/or
•place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

Furthermore, we currently own one and may acquire additional direct or indirect interests in one or more entities that have or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary (“TRS”) we form will be subject to U.S. federal income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal or state taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.
To maintain our REIT qualification, we must meet annual distribution requirements, which could result in material harm to the Company if they are not met.
To maintain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income( which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gains. In addition, if we fail to distribute to our stockholders during each calendar year at least the sum of (a) 85% of our ordinary income for such year; (b) 95% of our capital gain net income for such year; and (c) any undistributed REIT taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (1) the amounts actually distributed by us and (2) retained amounts on which we pay U.S. federal income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or raise capital on a short-term or long-term basis, or to borrow funds even if the then-prevailing market conditions are not favorable for these borrowings, to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. Our inability to make required distributions as a result of such covenants could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.
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
In general, we may structure asset sales for possible inclusion in tax deferred exchanges under Section 1031 of the Code (“1031 Exchanges”). The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain properties, our business, financial condition, results of operations and cash flow, the NAV per share of our securities and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.
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
To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our charter prohibits, with certain exceptions, any shareholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common shares, or 9.8% by value of the aggregate of our outstanding shares of any class or series.
Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 9.8% ownership limit with respect to a particular shareholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our charter also prohibits any person from, among other things, beneficially or constructively owning our shares that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT (including, but not limited to, beneficial ownership or constructive ownership that would result in us owning (actually or constructively) an interest in a resident that is described in Section 856(d)(2)(B) of the Code if the income derived by us from such resident would cause us to fail to satisfy any of the gross income requirements of Section 856(c) of the Code) or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code.
Our charter provides that any ownership or purported transfer of our shares in violation of the foregoing restrictions will result in the shares so owned or transferred being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If a transfer of our shares would result in our shares being beneficially owned by fewer than 100 persons or the transfer to a charitable trust would be ineffective for any reason to prevent a violation of the other restrictions on ownership and transfer of our shares, the transfer resulting in such violation will be void ab initio. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our shareholders believe such change of control is in their best interest.

These ownership limits also could delay or prevent a transaction or a change in control that might involve a premium price for our securities or otherwise be in the best interest of the stockholders.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to their stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026 (subject to certain limitations)). To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the common stock of REITs, including the per share trading price of our Common Stock, and could be detrimental to our ability to raise additional funds through the future sale of our Common Stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”) or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to qualify and to maintain our qualification as a REIT. This exclusion from the 75% and 95% gross income tests also would apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or, subject to the limitations on the value of and income from TRSs, implement those hedges through a TRS. This could increase the cost of our hedging activities because such TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in such TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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
Certain of our officers will have conflicts of interest in allocating their time between us and their other business activities, including that of our Adviser.
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
Our directors and management team that are also officers of our Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, but not limited to, NexPoint Real Estate Finance, Inc., NexPoint Diversified Real Estate Trust and NexPoint Residential Trust, Inc. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser or its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Chapter 11 bankruptcy filing by Highland may have materially adverse consequences on our business, financial condition and results of operations.
On October 16, 2019, Highland, a former affiliate of our Adviser, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, NexPoint is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including NexPoint and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 27, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Adviser and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.
Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.
On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets. While our Adviser is not a party to the UBS Lawsuit, these proceedings could expose our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. As the historic external property manager of the VineBrook Portfolio and a current subsidiary that engages in property management functions and employes the majority of our employees, we maintain cybersecurity policies, standards, processes and practices at the Manager that cover our 24 office locations and over 550 employees. In general, we seek to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing our information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.
As one of the critical elements of our overall risk management, our cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our management and the Chief Technology Officer of the Manager that implement and oversee our cybersecurity program.
Risk Assessment: No less frequently than annually, we complete an assessment to identify potential cybersecurity threats and vulnerabilities to better prioritize and mitigate our cybersecurity risk. The assessment includes, among other things, evaluating the nature, sensitivity and location of information the Company collects, processes and stores and the resiliency of the underlying technologies, the validity and effectiveness of the Company’s security policies, controls and processes and the cybersecurity preparedness of the third-party vendors used by the Company. We complete internally managed weekly vulnerability testing. To supplement our internal assessment, we also engage third-party consultants to assess system configurations through configuration review and annual penetration testing.
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, multi-factor single-sign on authentication for all employees into line of business applications, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Incident Response and Recovery Planning: We have established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and such plans are tested and evaluated on a regular basis.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including key vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. This includes robust reviews with our technology partners who provide the commercial off the shelf software applications we rely on from, among others, Yardi, SalesForce and UKG.
Education and Awareness: We provide regular, mandatory training for our employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. In addition, we provide end user education on various cybersecurity related topics through a partnership with our human resources team.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address the Company’s cybersecurity threats and incidents. These efforts include a wide range of activities, including third-party annual penetration testing, internally managed weekly vulnerability testing, third-party compliance testing and ongoing internal testing and creation and modification of policies and procedures. The results of these assessments are reported at least annually to the Audit Committee and the Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and ongoing testing.
The Audit Committee oversees the Company’s risk management policies, including the management of risks arising from cybersecurity threats. The Audit Committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including annual assessments of internal and third-party policies, vulnerability assessments, technological trends and information security considerations arising with respect to the Company. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with our management, including the Chief Technology Officer of the Manager.
The Chief Technology Officer of the Manager, in coordination with relevant senior management, which includes the Director of IT Operations and General Counsel of the Manager, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, our technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks. The Chief Technology Officer of the Manager will promptly notify the General Counsel of the Manager, the General Counsel of the Adviser and senior management, including our President, Senior Vice President of Acquisition & Dispositions and Senior Vice President of Asset Management, of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.
The Chief Technology Officer of the Manager has served in various roles in information technology and information security for over 30 years, including as one of the original architects of the business, operations, systems and information technology infrastructure in the institutional SFR homes sector with large investors in the VineBrook Companies since 2010. The Chief Technology Officer of the Manager holds an undergraduate degree in computer science/programming and a masters degree in business administration (MBA). In addition, he has been an educator, speaker, and published author on several technology related topics including cybersecurity, artificial intelligence, machine learning, geographic information systems, database architecture, and business intelligence. The Director of IT Operations of the Manager has over 25 years of experience in network designs, information technology operations management and cybersecurity and has completed various certifications from Microsoft, Fortinet, Qualys, Agile, Kaseya, Veeam, and CompTIA.
In addition to our cybersecurity policies, standards, processes and practices, our Adviser maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework and the Azure Security Benchmark. Our Adviser deploys technical safeguards that are designed to protect our Adviser’s information systems from cybersecurity threats and completes internal and external assessments to identify potential cybersecurity threats and vulnerabilities and to identify and oversee cybersecurity risks presented by third parties. The Adviser’s Director of Information Technology, in coordination with relevant personnel of the Adviser, work to conceive, implement, and monitor the effectiveness of a program designed to protect their information systems from cybersecurity threats and to promptly respond to any security incidents. The Adviser’s Director of Information Technology will promptly notify the Adviser’s General Counsel and senior management, including our President, of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company’s critical operations, service or financial systems. See Item 1A. “Risk Factors—Risks Related to Our Business and the Single-Family Rental Housing Market—We are highly dependent on information systems and systems failures could significantly disrupt our business” and “Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.”

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
As of March 28, 2024, we had approximately 25,152,244 shares of Class A Common Stock outstanding held by a total of approximately 6,841 record holders. The number of record holders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
There is no public trading market for the Company's Common Stock. The Company's Common Stock was privately issued via a Regulation D offering at the NAV per share in effect at the date of purchase. Refer to Item 1 for our NAV per share since inception. The Company intends to pay dividends in the near future and anticipates the dividend per share will not change from the historical rate.
Repurchase of Shares
The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the then current NAV per share in effect. The Share Repurchase Plan began on November 1, 2019, and was amended and restated on April 24, 2023. The total amount of aggregate repurchases of Common Stock is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see Exhibit 4.1 to this Form 10-K. However, the Board may determine to repurchase fewer shares of Common Stock than have been requested in any particular quarter to be repurchased under the Amended and Restated Share Repurchase Plan, or none at all, in our Board’s sole discretion or to suspend the program at any time at its discretion. The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Amended Share Repurchase Plan during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	8,105	60.23	8,105	74,818
Total	8,105	$60.23	8,105	$74,818
Common Stock DRIP
During the year ended December 31, 2023, we issued 332,163 shares through our DRIP. No underwriting discount or commission is applicable to sales through the Common Stock DRIP.

The following table provides information regarding the issuance of our Common Stock through the Common Stock DRIP during the year ended December 31, 2023 (dollar amounts in thousands, except per share sale price):

Common Stock DRIP
Month Ended	Shares Reinvested	DRIP Price (1)	Reinvestment Amount (2)
January 31, 2023	—	$—	$—
February 28, 2023	—	—	—
March 31, 2023	110,033	61.15	6,729
April 30, 2023	—	—	—
May 31, 2023	—	—	—
June 30, 2023	111,664	59.48	6,642
July 31, 2023	—	—	—
August 31, 2023	—	—	—
September 30, 2023	—	—	—
October 31, 2023	110,466	59.78	6,604
November 30, 2023	—	—	—
December 31, 2023	—	—	—
Total	332,163		$19,975
(1)Common Stock DRIP shares are generally purchased at a discounted rate of 97% of the NAV in effect.
(2)For shares of Common Stock issued under the common stock DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 8 to the consolidated financial statements included in this Form 10-K for further discussion.
None of the shares of our Common Stock set forth in the table above were registered under the Securities Act, in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act. All of the shares of our Common Stock set forth in the table above were issued to persons who represented to us in writing that they qualified as an “accredited investor,” as such term is defined by Regulation D promulgated under the Securities Act.
Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the year ended December 31, 2023.
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
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 21,843 homes as of December 31, 2023 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,569 homes as of December 31, 2023 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of December 31, 2023, we, through our OP and its consolidated subsidiaries, owned and operated 24,412 SFR homes located in 20 states.
As of December 31, 2023, our VineBrook Portfolio consisted of 21,843 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2023, the VineBrook Portfolio had occupancy of approximately 95.2% with a weighted average monthly effective rent of $1,220 per occupied home. As of December 31, 2023, the VineBrook Portfolio had a stabilized occupancy of approximately 95.1% with a weighted average monthly stabilized effective rent of $1,239 per occupied home and 32.3% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, purchased with residents in place or were classified as held for sale. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of December 31, 2023, there were 24,567,309 OP Units outstanding, of which 20,300,927 Class A OP Units, or 82.6% of the OP Units outstanding, were owned by the Company. Please see Note 10 to the consolidated financial statements for the breakdown of the non-controlling ownership of our OP.
As of December 31, 2022, our VineBrook Portfolio consisted of 24,657 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2022, the VineBrook Portfolio had occupancy of approximately 83.4% with a weighted average monthly effective rent of $1,155 per occupied home. As of December 31, 2022, the VineBrook Portfolio had a stabilized occupancy of approximately 95.3% with a weighted average monthly effective rent of $1,176 per occupied stabilized home and 47.9% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place. As of December 31, 2022, there were 24,183,798 OP Units outstanding, of which 20,366,423, or 84.2%, were owned by the Company.

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

We began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned the Initial Portfolio of approximately 4,129 SFR assets located in Ohio, Kentucky and Indiana for a total purchase price of approximately $330.2 million, including closing and financing costs of approximately $6.0 million. On November 1, 2018, the Company accepted subscriptions for 1,097,367 shares of Common Stock for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of such Common Stock were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from the Initial Mortgage.
On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through the Private Offering under Regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for Common Stock sold through the Private Offering was $25.00 per share. The Company sold Common Stock in periodic closings at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. For sales through Raymond James, the purchaser subscribed for a gross amount based on NAV per share and separately paid the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribed for a gross amount based on a public offering price (“POP”), which includes the applicable upfront fees and commissions. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.
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
On February 22, 2023, as previously disclosed, the Board formed an independent special committee to oversee a review of the potential impact to the Company of the UBS Lawsuit and the Bankruptcy Trust Lawsuit. The special committee retained Reichman Jorgensen Lehman Feldberg LLP (“Reichman Jorgensen”) as independent legal counsel to advise the special committee on the review. Reichman Jorgensen has completed their review and found no evidence that the Company engaged in any conduct that would expose it to liability from the UBS Lawsuit or the Bankruptcy Trust Lawsuit. On June 13, 2023, the special committee delivered these findings to the Board. Following the review of the special committee, we reaffirm our expectation that neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
In December 2022, we received a letter from the US Senate Committee on Banking, Housing and Urban Affairs with questions about our operations and business practices. We have responded as requested, and there has been no further communications with the committee. We cannot currently predict the timing, outcome or scope of this inquiry.

Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource Operations, LLC (“HomeSource”) in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NREA received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of $16.0 million, inclusive of costs and interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration. The Company is not a defendant in the Texas lawsuit, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. Given the early stage of the lawsuit, the Company is unable to assess a likely outcome or potential liability at the time.

The Internalization
Prior to the Internalization of the Manager on August 3, 2023, the Manager, although an affiliate because the owners of the Manager were significant holders of OP Units, was independent from the Company and NexPoint and most of the VineBrook Portfolio was managed by the Manager pursuant to the terms of the Management Agreements.
The Management Agreements were supplemented by the Side Letter, under the terms of which the Company and the OP had the right and option (but not the obligation) to purchase all of the equity interests of the Manager at a price calculated by a formula specified in the Side Letter (the “Call Right”). The purpose of the Call Right was to provide the Company and the OP with the ability to internally perform the responsibilities and obligations of the Manager under the Management Agreements. On June 28, 2022, the Company sent a notice (the “Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its Call Right and internalize the Manager.
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
The Internalization process was overseen by an independent special committee of the Board, comprised solely of all of the disinterested directors. The Company also made equity grants under the Company's 2023 LTIP to certain employees who the Company hired in connection with the Internalization.
Following the Internalization, the Manager’s internalized employees continue to be responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the Investment Committee or pursuant to authority delegated to the Manager by the Investment Committee. The Adviser’s duties did not change as a result of the Internalization. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to us or, in the case of a future sale, to manage the properties until they are sold.

Tusk and Siete Portfolio Acquisitions
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The initial deposit forfeitures of the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.
Series B Offering
On July 31, 2023, the Company closed the Preferred Stock Offering of the Series B Preferred Stock of the Company. The Company issued 2,548,240 shares of the Series B Preferred Stock in the Preferred Stock Offering for gross proceeds of approximately $63.7 million. An aggregate of approximately $1.8 million in selling commissions and fees were paid in connection therewith.
Asset Backed Securitization
On December 6, 2023, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million. The OP purchased and retained the Class F Certificates for risk-retention purposes, totaling $39.1 million. The weighted average interest rate of the Regular Certificates (as defined below) is 4.7500%. At closing, 2,776 homes were included in the VINE 2023-SFR1 securitization’s collateral pool.
Pathway to Homeownership Program
In 2024, the Company began a new “Pathway to Homeownership” program, providing qualified residents with opportunities for home ownership. This new initiative empowers individuals and families residing in a VineBrook-leased single-family rental home to purchase their home outright by securing a conventional mortgage, enabling them to build equity in an affordable property. Residents of VineBrook homes also have access to nationally recognized financial counseling and literacy resources at no additional cost to them through VineBrook’s partnership with Operation Hope. These services include workshops that focus on topics such as money management, credit and homeownership, all geared to help residents attain financial freedom. VineBrook is one of the only large single-family rental companies dedicated to providing affordable housing. With the addition of its owner-occupant sales, the Company has added yet another option for affordable, accessible single-family living that otherwise might not be available in a supply-challenged market.

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of December 31, 2023 and 2022, the VineBrook Portfolio consisted of 21,843 and 24,657 homes, respectively, in 18 and 18 states, respectively. As of December 31, 2023 and 2022, the VineBrook Portfolio had an occupancy of 95.2% and 83.4%, respectively, and a weighted average monthly effective rent of $1,220 and $1,155, respectively, per occupied home. As of December 31, 2023 and 2022, the occupancy of stabilized homes in our VineBrook Portfolio was 95.1% and 95.3%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,239 and $1,176, respectively. As of December 31, 2023 and 2022, 32.3% and 47.9%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2023.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,046	96.2%	$1,260	2,431	96.1%	$1,283
Dayton	OH	2,736	96.4%	1,209	2,522	96.6%	1,202
Columbus	OH	1,652	97.1%	1,247	1,475	97.2%	1,251
St. Louis	MO	1,867	94.4%	1,128	1,071	93.7%	1,150
Indianapolis	IN	1,407	94.1%	1,222	993	93.6%	1,253
Birmingham	AL	1,063	94.2%	1,230	535	91.8%	1,240
Columbia	SC	960	93.6%	1,324	478	92.9%	1,378
Kansas City	MO, KS	1,106	95.9%	1,263	747	95.6%	1,261
Jackson	MS	847	93.4%	1,177	636	93.1%	1,194
Memphis	TN, MS	1,360	93.1%	1,000	807	93.4%	1,038
Augusta	GA, SC	671	94.2%	1,172	391	92.6%	1,256
Milwaukee	WI	786	95.2%	1,215	506	94.9%	1,283
Atlanta	GA	705	93.6%	1,523	186	89.2%	1,728
Pittsburgh	PA	377	96.8%	1,097	268	96.6%	1,141
Pensacola	FL	300	96.0%	1,427	163	96.9%	1,470
Greenville	SC	386	95.6%	1,281	244	93.9%	1,367
Little Rock	AR	269	93.7%	1,024	250	93.2%	1,029
Huntsville	AL	278	97.8%	1,315	174	97.1%	1,343
Raeford	NC	250	97.2%	1,203	111	98.2%	1,295
Portales	NM	350	96.3%	1,146	136	95.6%	1,198
Omaha	NE, IA	292	96.9%	1,255	270	96.7%	1,263
Triad	NC	221	94.6%	1,368	162	95.1%	1,388
Montgomery	AL	310	94.2%	1,219	235	94.0%	1,250
Charleston	SC	9	100.0%	1,722	—	n/a	n/a
Sub-Total/Average		21,248	95.2%	$1,220	14,791	95.1%	$1,239
Held for Sale		595	n/a	n/a	n/a	n/a	n/a
Total/Average		21,843	95.2%	$1,220	14,791	95.1%	$1,239

The table below provides summary information regarding our Portfolio as of December 31, 2022:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,357	90.8%	$1,216	2,443	95.0%	$1,233
Dayton	OH	2,922	89.0%	1,113	2,429	96.9%	1,107
Columbus	OH	1,703	94.7%	1,175	1,418	97.7%	1,179
St. Louis	MO	2,452	72.1%	1,075	876	89.2%	1,091
Indianapolis	IN	1,488	93.5%	1,162	894	96.5%	1,193
Birmingham	AL	1,118	93.6%	1,187	412	95.6%	1,197
Columbia	SC	1,097	85.9%	1,245	337	96.4%	1,309
Kansas City	MO, KS	1,209	90.7%	1,200	655	95.3%	1,178
Jackson	MS	1,307	64.2%	1,149	512	96.7%	1,168
Memphis	TN, MS	1,818	69.9%	972	656	92.1%	1,015
Augusta	GA, SC	846	73.3%	1,072	269	92.9%	1,225
Milwaukee	WI	1,032	70.2%	1,159	385	93.5%	1,254
Atlanta	GA	805	87.6%	1,334	61	96.7%	1,760
Pittsburgh	PA	522	61.5%	1,044	196	94.9%	1,121
Pensacola	FL	300	96.0%	1,352	86	90.7%	1,462
Greenville	SC	400	88.8%	1,243	191	92.1%	1,366
Little Rock	AR	392	57.9%	988	195	95.9%	1,007
Huntsville	AL	307	86.3%	1,252	141	93.6%	1,296
Raeford	NC	250	97.6%	1,041	59	100.0%	1,184
Portales	NM	350	96.0%	1,073	69	97.1%	1,159
Omaha	NE, IA	322	88.5%	1,194	225	96.9%	1,205
Triad	NC	263	83.3%	1,249	130	98.5%	1,290
Montgomery	AL	349	90.3%	1,161	210	97.1%	1,186
Charleston	SC	23	100.0%	1,386	—	n/a	n/a
Sub-Total/Average		24,632	83.4%	$1,155	12,849	95.3%	$1,176
Held for Sale		25	n/a	n/a	n/a	n/a	n/a
Total/Average		24,657	83.4%	$1,155	12,849	95.3%	$1,176

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of December 31, 2023, the NexPoint Homes portfolio consisted of 2,569 SFR homes primarily located in the midwestern and southeastern United States. As of December 31, 2023, NexPoint Homes had occupancy of approximately 89.8% with a weighted average monthly effective rent of $1,709 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. As of December 31, 2023, the number of stabilized homes in the NexPoint Homes portfolio was 2,341, the occupancy of stabilized homes was 98.5%, and the weighted average monthly effective rent of stabilized occupied homes was $1,734. See Note 5 to our consolidated financial statements, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.
The table below provides summary information regarding the NexPoint Homes portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	89.6%	$1,997	192	98.4%	$2,025
Birmingham	AL	133	93.2%	1,590	125	99.2%	1,601
Charlotte	NC	68	62.6%	1,940	63	100.0%	1,940
Dallas/Ft Worth	TX	51	92.2%	2,268	47	100.0%	2,268
Fayetteville	AR	440	88.9%	1,630	403	97.0%	1,682
Huntsville	AL	71	90.1%	1,894	64	100.0%	1,894
Kansas City	MO, KS	146	96.6%	1,862	141	100.0%	1,892
Little Rock	AR	210	91.0%	1,421	192	99.5%	1,429
Memphis	TN, MS	158	93.0%	1,513	152	96.7%	1,562
Oklahoma City	OK	514	88.3%	1,676	461	98.5%	1,703
San Antonio	TX	199	88.9%	1,742	181	97.8%	1,781
Triad	NC	50	88.0%	1,767	45	97.8%	1,803
Tulsa	OK	176	91.5%	1,632	161	100.0%	1,632
Other (1)	AL,FL,KS,TX	142	80.3%	1,851	114	100.0%	1,851
Sub-Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,656
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,656
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.

The table below provides summary information regarding the NexPoint Homes portfolio as of December 31, 2022:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	97.6%	$1,941	206	100.0%	$1,941
Birmingham	AL	133	98.5%	1,511	131	100.0%	1,511
Charlotte	NC	68	92.6%	1,877	63	100.0%	1,877
Dallas/Ft Worth	TX	51	94.1%	2,192	48	100.0%	2,192
Fayetteville	AR	440	95.7%	1,560	421	100.0%	1,560
Huntsville	AL	71	95.8%	1,881	68	100.0%	1,881
Kansas City	MO, KS	146	96.6%	1,792	141	100.0%	1,792
Little Rock	AR	211	94.3%	1,338	200	99.5%	1,346
Memphis	TN, MS	158	91.8%	1,443	148	98.0%	1,478
Oklahoma City	OK	516	95.0%	1,605	499	98.2%	1,634
San Antonio	TX	199	91.0%	1,695	187	96.8%	1,751
Triad	NC	50	100.0%	1,663	50	100.0%	1,663
Tulsa	OK	174	92.5%	1,557	161	100.0%	1,557
Other (1)	AL,FL,KS,TX	126	87.3%	1,862	110	100.0%	1,862
Sub-Total/Average		2,554	94.5%	$1,643	2,433	99.2%	$1,656
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,554	94.5%	$1,643	2,433	99.2%	$1,656
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Total revenues	$47,334	$22,395
Total expenses	87,783	41,033
Net loss	$(52,584)	$(18,439)
The NexPoint Homes reportable segment began operations on June 8, 2022 and currently does not contribute significantly to the Company’s consolidated operations. The Company expects that this segment's operations will continue to not be significant to the Company's consolidated operations. The Company will continue to evaluate whether the entity is a variable interest entity (a “VIE”) and if the Company is the primary beneficiary of the VIE and should consolidate the entity.

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
Property management fees. Property management fees include fees paid to the Manager for managing each property, presented net of fee rebates related to the Manager Cap (see Note 13 to our consolidated financial statements). Following the Internalization of the Manager in 2023, property management fees are eliminated in consolidation for the VineBrook reportable segment.
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

Investment income. Investment income includes income from the loan from the SFR OP to HomeSource Operations, LLC (the “HomeSource Note”). See Note 13 to our consolidated financial statements. Additionally, investment income in 2022 includes income from the investment in Ensign Peak Realty, LLC (“Ensign”). See Note 5 to our consolidated financial statements.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements, which primarily includes forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.
Consolidated Results of Operations for the Years Ended December 31, 2023, 2022 and 2021
The year ended December 31, 2023 compared to the year ended December 31, 2022
The following table sets forth a summary of our consolidated operating results for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change
Total revenues	$351,108	$269,331	$81,777
Total expenses	(502,850)	(316,366)	(186,484)
Loss on extinguishment of debt	(993)	(3,469)	2,476
Loss on sales and impairment of real estate, net	(72,539)	(671)	(71,868)
Investment income	361	1,513	(1,152)
Loss on forfeited deposits	(54,135)	—	(54,135)
Internalization costs	(1,099)	—	(1,099)
Net loss	(280,147)	(49,662)	(230,485)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,828	8,891	(63)
Net loss attributable to redeemable noncontrolling interests in the OP	(42,025)	(7,489)	(34,536)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(22,694)	(11,695)	(10,999)
Net loss attributable to noncontrolling interests in consolidated VIEs	(3,296)	(536)	(2,760)
Net loss attributable to stockholders	$(220,960)	$(38,833)	$(182,127)
The change in our net loss between the periods primarily relates to increases in interest expense, property operating expenses, real estate taxes and insurance costs, advisory fees, general and administrative expenses, depreciation and amortization, loss on sales and impairment of real estate costs and Internalization costs partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $345.8 million for the year ended December 31, 2023 compared to $262.4 million for the year ended December 31, 2022, which was an increase of $83.4 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $5.3 million for the year ended December 31, 2023 compared to $6.9 million for the year ended December 31, 2022, which was a decrease of $1.6 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $81.2 million for the year ended December 31, 2023 compared to $49.3 million for the year ended December 31, 2022, which was an increase of $31.9 million. The increase between the periods was primarily due to an increase in turnover, landscaping, utilities and maintenance costs in the current period, associated with the growth in stabilized homes. For the years ended December 31, 2023 and 2022, turn costs represented approximately 17% and 20%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $65.7 million for the year ended December 31, 2023 compared to $47.1 million for the year ended December 31, 2022, which was an increase of $18.6 million. The increase between the periods was primarily due to increases in our real estate tax assessments as a result of increases in property valuations and property insurance.

Property management fees. Property management fees were $13.8 million for the year ended December 31, 2023 compared to $14.7 million for the year ended December 31, 2022, which was a decrease of $0.9 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $21.8 million for the year ended December 31, 2023 compared to $16.1 million for the year ended December 31, 2022, which was an increase of $5.7 million. The increase between the periods was primarily due to the accrual of advisory fees at the NexPoint Homes reportable segment in 2023, which had previously been waived for year ended December 31, 2022.
General and administrative expenses. General and administrative expenses were $53.2 million for the year ended December 31, 2023 compared to $29.0 million for the year ended December 31, 2022, which was an increase of $24.2 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and other corporate and administrative costs as our operations continued to gain scale once we internalized the Manager in 2023.
Depreciation and amortization. Depreciation and amortization costs were $128.0 million for the year ended December 31, 2023 compared to $100.0 million for the year ended December 31, 2022, which was an increase of $28.0 million. The increase between the periods was primarily due to an increase in depreciation on leasehold improvements in the current year.
Interest expense. Interest expense was $139.2 million for the year ended December 31, 2023 compared to $60.2 million for the year ended December 31, 2022, which was an increase of $78.9 million. The increase between the periods was primarily due to an increase in interest on debt as we witnessed an increase in our weighted average interest rate on debt outstanding during the periods compared. The following table details the various costs included in interest expense for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change
Gross interest cost	$146,849	$72,447	$74,402
Capitalized interest	(7,698)	(12,238)	4,540
Total	$139,151	$60,209	$78,942
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the year ended December 31, 2023 compared to $3.5 million the year ended December 31, 2022, which was a decrease of $2.5 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity in the year ended December 31, 2023.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $72.5 million for the year ended December 31, 2023 compared to $0.7 million for the year ended December 31, 2022, which was an increase of $71.8 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and disposition activity in the year ended December 31, 2023. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.4 million for the year ended December 31, 2023 compared to $1.5 million for the year ended December 31, 2022, which was a decrease of $1.1 million. The decrease between the periods was primarily due to a decrease in income from the investment in Ensign which was liquidated in 2022.
Loss on forfeited deposits. Loss on forfeited deposits was $54.1 million for the year ended December 31, 2023 compared to no loss on forfeited deposits for the year ended December 31, 2022, which was an increase of $54.1 million. The increase between the periods was primarily due to legal fees and other costs associated with the termination of acquisition agreements in 2023.
Internalization costs. Internalization costs were $1.1 million for the year ended December 31, 2023 compared to no internalization costs for the year ended December 31, 2022, which was an increase of $1.1 million. The increase between the periods was primarily due to costs incurred in connection with the Internalization of the Manager in 2023.

The year ended December 31, 2023 compared to the year ended December 31, 2021
The following table sets forth a summary of our operating results for the years ended December 31, 2023 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2021	$ Change
Total revenues	$351,108	$156,941	$194,167
Total expenses	(502,850)	(156,882)	(345,968)
Loss on extinguishment of debt	(993)	—	(993)
Gain/(loss) on sales and impairment of real estate, net	(72,539)	2	(72,541)
Investment income	361	—	361
Loss on forfeited deposits	(54,135)	—	(54,135)
Internalization costs	(1,099)	—	(1,099)
Net income/(loss)	(280,147)	61	(280,208)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,828	8,837	(9)
Net loss attributable to redeemable noncontrolling interests in the OP	(42,025)	(144)	(41,881)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(22,694)	—	(22,694)
Net loss attributable to noncontrolling interests in consolidated VIEs	(3,296)	—	(3,296)
Net loss attributable to stockholders	$(220,960)	$(8,632)	$(212,328)
The change in our net loss between the periods primarily relates to increases in interest expense, property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, general and administrative expenses, depreciation and amortization, loss on sales and impairment of real estate costs and Internalization costs partially offset by an increase in rental and other income.
Revenues
Rental income. Rental income was $345.8 million for the year ended December 31, 2023 compared to $153.4 million for the year ended December 31, 2021, which was an increase of $192.4 million. The increase between the periods was primarily due to our acquisition activity in recent years and increases in rental rates from 2021 to 2023.
Other income. Other income was $5.3 million for the year ended December 31, 2023 compared to $3.5 million for the year ended December 31, 2021, which was an increase of $1.8 million. The increase between the periods was primarily due to our acquisition activity in recent years.
Expenses
Property operating expenses. Property operating expenses were $81.2 million for the year ended December 31, 2023 compared to $26.1 million for the year ended December 31, 2021, which was an increase of $55.1 million. The increase between the periods was primarily due to our acquisition activity in recent years. For the year ended December 31, 2023 and 2021, turn costs represented approximately 17% and 15%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $65.7 million for the year ended December 31, 2023 compared to $27.5 million for the year ended December 31, 2021, which was an increase of $38.2 million. The increase between the periods was primarily due to our acquisition activity in recent years as well as increases in our real estate tax assessments as a result of increases in property valuations.
Property management fees. Property management fees were $13.8 million for the year ended December 31, 2023 compared to $7.6 million for the year ended December 31, 2021, which was an increase of $6.2 million. The increase between the periods was primarily due to our acquisition activity in recent years and increases in rental rates from 2021 to 2023. The increase is partially offset by the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $21.8 million for the year ended December 31, 2023 compared to $8.3 million for the year ended December 31, 2021, which was an increase of $13.5 million. The increase between the periods was primarily due to our equity raising activity in 2022, an increase in the accrual of advisory fees at the NexPoint Homes reportable segment in 2023, which had previously been waived in 2022 and increases in total debt principal outstanding.

General and administrative expenses. General and administrative expenses were $53.2 million for the year ended December 31, 2023 compared to $13.6 million for the year ended December 31, 2021, which was an increase of $39.6 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and other corporate and administrative costs as our operations continued to gain scale once we internalized the Manager in 2023.
Depreciation and amortization. Depreciation and amortization costs were $128.0 million for the year ended December 31, 2023 compared to $48.6 million for the year ended December 31, 2021, which was an increase of $79.4 million. The increase between the periods was primarily due to our acquisition activity in recent years.
Interest expense. Interest expense was $139.2 million for the year ended December 31, 2023 compared to $25.2 million for the year ended December 31, 2021, which was an increase of $114.0 million. The increase between the periods was primarily due to an increase in interest on debt and amortization of deferred financing costs, as we increased our total debt principal outstanding from 2021 to 2023. There was also an increase in interest on debt as we witnessed an increase in our weighted average interest rate during the periods compared. The following table details the various costs included in interest expense for the years ended December 31, 2023 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2021	$ Change
Gross interest cost	$146,849	$29,553	$117,296
Capitalized interest	(7,698)	(4,364)	(3,334)
Total	$139,151	$25,189	$113,962
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.0 million for the year ended December 31, 2023 compared to no loss on extinguishment of debt for the year ended December 31, 2021, which was an increase of $1.0 million. The increase between the periods was due to the extinguishment of the Bridge Facility III (defined below) which occurred during the year ended December 31, 2023.
(Gain)/loss on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $72.5 million for the year ended December 31, 2023 compared to a gain of less than $0.1 million for the year ended December 31, 2021, which was an increase of $72.5 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and disposition activity in the current year. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.4 million for the year ended December 31, 2023 compared to no investment income for the year ended December 31, 2021, which was an increase of $0.4 million. The increase between the periods was due to an increase in interest income from the HomeSource Note.
Loss on forfeited deposits. Loss on forfeited deposits was $54.1 million for the year ended December 31, 2023 compared to no loss on forfeited deposits for the year ended December 31, 2021, which was an increase of $54.1 million. The increase between the periods was primarily due to legal fees and other costs associated with the termination of acquisition agreements in 2023.
Internalization costs. Internalization costs were $1.1 million for the year ended December 31, 2023 compared to no internalization costs for the year ended December 31, 2021, which was an increase of $1.1 million. The increase between the periods was due to costs incurred in connection with the Internalization of the Manager in 2023.

The year ended December 31, 2022 compared to the year ended December 31, 2021
The following table sets forth a summary of our consolidated operating results for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
Total revenues	$269,331	$156,941	$112,390
Total expenses	(316,366)	(156,882)	(159,484)
Loss on extinguishment of debt	(3,469)	—	(3,469)
Gain/(loss) on sales and impairment of real estate, net	(671)	2	(673)
Investment income	1,513	—	1,513
Loss on forfeited deposits	—	—	—
Internalization costs	—	—	—
Net income/(loss)	(49,662)	61	(49,723)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,891	8,837	54
Net loss attributable to redeemable noncontrolling interests in the OP	(7,489)	(144)	(7,345)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,695)	—	(11,695)
Net loss attributable to noncontrolling interests in consolidated VIEs	(536)	—	(536)
Net loss attributable to stockholders	$(38,833)	$(8,632)	$(30,201)
The change in our net income/(loss) between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, property management fees, advisory fees, general and administrative expenses, depreciation and amortization, interest expense, and loss on extinguishment of debt, partially offset by an increase in rental income.
Revenues
Rental income. Rental income was $262.4 million for the year ended December 31, 2022 compared to $153.4 million for the year ended December 31, 2021, which was an increase of $109 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates during 2022.
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
Property management fees. Property management fees were $14.7 million for the year ended December 31, 2022 compared to $7.6 million for the year ended December 31, 2021, which was an increase of $7.1 million. The increase between the periods was primarily due to our acquisition activity and increases in rental rates during 2022.
Advisory fees. Advisory fees were $16.1 million for the year ended December 31, 2022 compared to $8.3 million for the year ended December 31, 2021, which was an increase of $7.8 million. The increase between the periods was primarily due to our equity raising activity in 2022 and increases in total debt principal outstanding.
General and administrative expenses. General and administrative expenses were $29.0 million for the year ended December 31, 2022 compared to $13.6 million for the year ended December 31, 2021, which was an increase of $4.1 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and other corporate costs as our operations continued to gain scale.

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
(Gain)/loss on sales and impairment of real estate, net. Loss on sales and impairment of real estate, net was $0.7 million for the year ended December 31, 2022 compared to $(0.2) million for the year ended December 31, 2021, which was a decrease of $0.9 million. During the year ended December 31, 2022, we sold 110 homes and during the year ended December 31, 2021, we sold 30 homes. The homes sold were generally not part of the Company's expansion strategy but were acquired as a part of portfolio transactions; generally, they were immediately categorized as held for sale and were subsequently sold.
Investment income. Investment income was $1.5 million for the year ended December 31, 2022 compared to no investment income for the year ended December 31, 2021, which was an increase of $1.5 million. The increase between the periods was primarily due to income from the investment in Ensign.

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
However, the usefulness of NOI is limited because it excludes general and administrative expenses, interest expense, miscellaneous gains or losses, which include casualty gains or losses and other nonrecurring items, advisory fees, depreciation and amortization expense, gains or losses from the sale of properties, investment income, and other gains and losses, including loss on extinguishment of debt as determined under GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
NOI for the year ended December 31, 2021 has been conformed to our current presentation, under which general and administrative expenses are excluded, which include costs for legal, professional, centralized leasing, technology support and accounting functions. NOI for the year ended December 31, 2021 increased by $7.3 million compared to the amounts disclosed under the prior presentation.

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the years ended December 31, 2023, 2022 and 2021 to net (loss)/income, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net (loss)/income	$(280,147)	$(49,662)	$61
Adjustments to reconcile net (loss)/income to NOI:
Advisory fees	21,758	16,060	8,281
General and administrative expenses	53,208	29,012	13,634
Depreciation and amortization	128,009	99,988	48,573
Interest expense	139,151	60,209	25,189
Loss on extinguishment of debt	993	3,469	—
(Gain)/loss on sales and impairment of real estate, net	72,539	671	(2)
Investment income	(361)	(1,513)	—
Loss on forfeited deposits	54,135	—	—
Internalization costs	1,099	—	—
NOI	$190,384	$158,234	$95,736
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the years ended December 31, 2023 and 2022 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands) (prior to 2022, there was only one segment):

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes (1)	Total
Net loss	$(227,563)	$(52,584)	$(280,147)	$(31,221)	$(18,439)	$(49,660)
Adjustments to reconcile net loss to NOI:
Advisory fees	18,992	2,766	21,758	16,060	—	16,060
General and administrative expenses	50,479	2,729	53,208	25,073	3,939	29,012
Depreciation and amortization	97,794	30,215	128,009	84,297	15,691	99,988
Interest expense	107,088	32,063	139,151	45,656	14,553	60,209
Loss on extinguishment of debt	993	—	993	3,469	—	3,469
Loss on sales and impairment of real estate, net	72,287	252	72,539	696	(25)	671
Investment income	(17)	(344)	(361)	(1,339)	(174)	(1,513)
Loss on forfeited deposits	41,908	12,227	54,135	—	—	—
Internalization costs	1,099	—	1,099	—	—	—
NOI	$163,060	$27,324	$190,384	$142,691	$15,545	$158,236
(1) The Net loss and NOI results presented, are from the date of the NexPoint Homes formation, June 8, 2022, through December 31, 2022.

Net Operating Income for Our 2022-2023 Same Home and Non-Same Home Properties for the Years Ended December 31, 2023 and 2022
There are 8,144 homes in our 2022-2023 same home pool (our “2022-2023 Same Home” properties). To be included as a “2022-2023 Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2022-2023 Same Home properties for the period ended December 31, 2023 and December 31, 2022 were stabilized by October 1, 2021 and held through December 31, 2023. 2022-2023 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2022-2023 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2022-2023 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2023 and 2022 for our 2022-2023 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Same Home
Rental income (1)	$111,291	$101,244	$10,047	9.9%
Other income (1)	1,056	2,812	(1,756)	-62.4%
Same Home revenues	112,347	104,056	8,291	8.0%
Non-Same Home
Rental income (1)	228,747	159,133	69,614	43.7%
Other income (1)	2,525	1,828	697	38.1%
Non-Same Home revenues	231,272	160,961	70,311	43.7%
Total revenues	343,619	265,017	78,602	29.7%

Operating expenses
Same Home
Property operating expenses (1)	23,722	16,751	6,971	41.6%
Real estate taxes and insurance	19,928	15,384	4,544	29.5%
Property management fees (2)	5,785	6,800	(1,015)	-14.9%
Same Home operating expenses	49,435	38,935	10,500	27.0%
Non-Same Home
Property operating expenses (1)	50,030	28,218	21,812	77.3%
Real estate taxes and insurance	45,745	31,738	14,007	44.1%
Property management fees (2)	8,025	7,892	133	1.7%
Non-Same Home operating expenses	103,800	67,848	35,952	53.0%
Total operating expenses	153,235	106,783	46,452	43.5%

NOI
Same Home	62,912	65,121	(2,209)	-3.4%
Non-Same Home	127,472	93,113	34,359	36.9%
Total NOI	$190,384	$158,234	$32,150	20.3%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2022-2023 Same Home Results of Operations for the Years Ended December 31, 2023 and 2022
As of December 31, 2023, our 2022-2023 Same Home properties were approximately 96.0% occupied with a weighted average monthly effective rent per occupied home of $1,185. As of December 31, 2022, our 2022-2023 Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,122. For our 2022-2023 Same Home properties, we recorded the following operating results for the year ended December 31, 2023 as compared to the year ended December 31, 2022:
Revenues
Rental income. Rental income was $111.3 million for the year ended December 31, 2023 compared to $101.2 million for the year ended December 31, 2022, which was an increase of approximately $10.1 million, or 9.9%. The increase is related to a 5.6% increase in the weighted average monthly effective rent per occupied home, as well as a 64% increase in utility chargebacks to residents, which were partially offset by a 0.2% decrease in occupancy.
Other income. Other income was approximately $1.1 million for the year ended December 31, 2023 compared to approximately $2.8 million for the year ended December 31, 2022, which was a decrease of approximately $1.7 million. This decrease was primarily due to the addition of the reserve for uncollectible fees from move out charges, which was $1.8 million in the year ended December 31, 2023. The reserve was partially offset by an increase in overall fees charged of $0.1 million.
Expenses
Property operating expenses. Property operating expenses were $23.7 million for the year ended December 31, 2023 compared to $16.8 million for the year ended December 31, 2022, which was an increase of approximately $6.9 million, or 41.6%. The increase is primarily related to an increase in repair and maintenance expense of $1.5 million, an increase in contracted general labor turns of $1.6 million, an increase in in-house turn staff of $1.0 million and an increase in landscaping expense of $0.8 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $19.9 million for the year ended December 31, 2023 compared to $15.4 million for the year ended December 31, 2022, which was an increase of approximately $4.5 million, or 29.5%. The increase is primarily related to an increase in real estate taxes of $3.5 million and an increase in property insurance costs of $1.0 million.
Property management fees. Property management fees were $5.8 million for the year ended December 31, 2023 compared to $6.8 million for the year ended December 31, 2022, which was a decrease of approximately $1.0 million, or 14.9%. The decrease is primarily related to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 13 to our consolidated financial statements for further discussion of the management fee structure.

Net Operating Income for Our 2021-2023 Same Home and Non-Same Home Properties for the Years Ended December 31, 2023, 2022 and 2021
There are 5,392 homes in our 2021-2023 same home pool (our “2021-2023 Same Home” properties). To be included as a “2021-2023 Same Home,” homes be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of fiscal year 2021 and be held through the current reporting period-end. 2021-2023 Same Home properties for the period ended December 31, 2023, December 31, 2022 and December 31, 2021 were stabilized by October 1, 2020 and held through December 31, 2023. 2021-2023 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2021-2023 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2021-2023 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 for our 2021-2023 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,			2023 to 2022		2023 to 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Revenues
Same Home
Rental income (1)	$74,344	$68,145	$65,050	$6,199	9.1%	$9,294	14.3%
Other income (1)	639	1,803	1,538	(1,164)	-64.6%	(899)	-58.5%
Same Home revenues	74,983	69,948	66,588	5,035	7.2%	8,395	12.6%
Non-Same Home
Rental income (1)	265,694	192,232	86,597	73,462	38.2%	179,097	N/M
Other income (1)	2,942	2,837	771	105	3.7%	2,171	N/M
Non-Same Home revenues	268,636	195,069	87,368	73,567	37.7%	181,268	N/M
Total revenues	343,619	265,017	153,956	78,602	29.7%	189,663	N/M

Operating expenses
Same Home
Property operating expenses (1)	16,564	11,626	9,089	4,938	42.5%	7,475	82.2%
Real estate taxes and insurance	13,727	10,219	11,721	3,508	34.3%	2,006	17.1%
Property management fees (2)	3,760	4,506	3,875	(746)	-16.6%	(115)	-3.0%
Same Home operating expenses	34,051	26,351	24,685	7,700	29.2%	9,366	37.9%
Non-Same Home
Property operating expenses (1)	57,188	33,343	14,055	23,845	71.5%	43,133	N/M
Real estate taxes and insurance	51,946	36,903	15,734	15,043	40.8%	36,212	N/M
Property management fees (2)	10,050	10,186	3,746	(136)	-1.3%	6,304	N/M
Non-Same Home operating expenses	119,184	80,432	33,535	38,752	48.2%	85,649	N/M
Total operating expenses	153,235	106,783	58,220	46,452	43.5%	95,015	N/M

NOI
Same Home	40,932	43,597	41,903	(2,665)	-6.1%	(971)	-2.3%
Non-Same Home	149,452	114,637	53,833	34,815	30.4%	95,619	N/M
Total NOI	$190,384	$158,234	$95,736	$32,150	20.3%	$94,648	98.9%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2021-2023 Same Home Results of Operations for the Years Ended December 31, 2023 and 2022
As of December 31, 2023, our 2021-2023 Same Home properties were approximately 96.3% occupied with a weighted average monthly effective rent per occupied home of $1,170. As of December 31, 2022, our 2021-2023 Same Home properties were approximately 96.4% occupied with a weighted average monthly effective rent per occupied home of $1,133. For our 2021-2023 Same Home properties, we recorded the following operating results for the year ended December 31, 2023 as compared to the year ended December 31, 2022:
Revenues
Rental income. Rental income was $74.3 million for the year ended December 31, 2023 compared to $68.1 million for the year ended December 31, 2022, which was an increase of approximately $6.2 million, or 9.1%. The increase is related to a 7.8% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.1% decrease in occupancy.
Other income. Other income was approximately $0.6 million for the year ended December 31, 2023 compared to approximately $1.8 million for the year ended December 31, 2022, which was a decrease of approximately $1.2 million. This decrease was primarily due to the addition of the reserve for uncollectible fees from move out charges, which was $1.1 million in the year ended December 31, 2023.
Expenses
Property operating expenses. Property operating expenses were $16.6 million for the year ended December 31, 2023 compared to $11.6 million for the year ended December 31, 2022, which was an increase of approximately $5.0 million, or 42.5%. The increase is primarily related to an increase in repair and maintenance expense of $1.2 million, an increase in contracted general labor turns of $1.0 million, an increase in in-house turn staff of $0.8 million and an increase in landscaping expense of $0.5 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $13.7 million for the year ended December 31, 2023 compared to $10.2 million for the year ended December 31, 2022, which was an increase of approximately $3.5 million, or 34.3%. The increase is primarily related to an increase in real estate taxes of $2.8 million and an increase in property insurance costs of $0.7 million.
Property management fees. Property management fees were $3.8 million for the year ended December 31, 2023 compared to $4.5 million for the year ended December 31, 2022, which was a decrease of approximately $0.7 million or 16.6%. The decrease is primarily related to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 13 to our consolidated financial statements for further discussion of the management fee structure.

2021-2023 Same Home Results of Operations for the Years Ended December 31, 2023 and 2021
As of December 31, 2023, our 2021-2023 Same Home properties were approximately 96.3% occupied with a weighted average monthly effective rent per occupied home of $1,170. As of December 31, 2021, our 2021-2023 Same Home properties were approximately 97.1% occupied with a weighted average monthly effective rent per occupied home of $1,053. For our 2021-2023 Same Home properties, we recorded the following operating results for the year ended December 31, 2023 as compared to the year ended December 31, 2021:
Revenues
Rental income. Rental income was $74.3 million for the year ended December 31, 2023 compared to $65.1 million for the year ended December 31, 2021, which was an increase of approximately $9.3 million, or 14.3%. The increase is related to a 15.4% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.8% decrease in occupancy.
Other income. Other income was approximately $0.6 million for the year ended December 31, 2023 compared to approximately $1.5 million for the year ended December 31, 2021, which was a decrease of approximately $0.9 million. This decrease was primarily due to the addition of the reserve for uncollectible fees from move out charges, which was $1.1 million in the year ended December 31, 2023.
Expenses
Property operating expenses. Property operating expenses were $16.6 million for the year ended December 31, 2023 compared to $9.1 million for the year ended December 31, 2021, which was an increase of approximately $7.5 million, or 82.2%. The increase is primarily related to an increase in repair and maintenance expense of $1.5 million, an increase in contracted general labor turns of $1.6 million, an increase in in-house turn staff of $1.4 million and an increase in landscaping expense of $0.9 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $13.7 million for the year ended December 31, 2023 compared to $11.7 million for the year ended December 31, 2021, which was an increase of approximately $2.0 million, or 17.1%. The increase is primarily related to an increase in real estate taxes of $1.8 million and a decrease in property insurance costs of $0.2 million.
Property management fees. Property management fees remained were $3.8 million for the year ended December 31, 2023 compared to $3.9 million for the year ended December 31, 2021, which was a decrease of approximately $0.1 million, or 3.0%. The decrease is primarily related to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 13 to our consolidated financial statements for further discussion of the management fee structure.

The following table reflects a reconciliation of 2022-2023 Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022
Same Home revenues	$112,347	$104,056
Non-Same Home revenues	231,272	160,961
Chargebacks	7,489	4,314
Total revenues	351,108	269,331

Same Home operating expenses	49,435	38,935
Non-Same Home operating expenses	103,800	67,848
Chargebacks	7,489	4,314
Total operating expenses	$160,724	$111,097
The following table reflects a reconciliation of 2021-2023 Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Same Home revenues	$74,983	$69,948	$66,588
Non-Same Home revenues	268,636	195,069	87,368
Chargebacks	7,489	4,314	2,985
Total revenues	351,108	269,331	156,941

Same Home operating expenses	34,051	26,351	24,685
Non-Same Home operating expenses	119,184	80,432	33,535
Chargebacks	7,489	4,314	2,985
Total operating expenses	$160,724	$111,097	$61,205

Consolidated FFO, Core FFO and AFFO
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
Core FFO makes certain adjustments to FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as the amortization of deferred financing costs, gains or losses on extinguishment of debt, losses on forfeited deposits, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense, costs associated with the Internalization, transaction costs and other reduction in force expenses. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
Basic and diluted weighted average shares in our FFO/Core FFO/AFFO table includes both our Common Stock and OP Units.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	For the Year Ended December 31,			2023 to 2022		2023 to 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net loss attributable to stockholders	$(220,960)	$(38,833)	$(8,632)	$(182,127)	N/M	$(212,328)	N/M
Net loss attributable to NCI in the OP	(42,025)	(7,489)	(144)	(34,536)	N/M	(41,881)	N/M
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(22,694)	(11,695)	—	(10,999)	94.0%	(22,694)	-100.0%
Net loss attributable to noncontrolling interest in consolidated VIEs	(3,296)	(536)	—	(2,760)	N/M	(3,296)	-100.0%
Depreciation and amortization	128,009	99,988	48,573	28,021	28.0%	79,436	N/M
Loss/(Gain) on sales and impairment of real estate, net	72,539	671	(2)	71,868	N/M	72,541	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(88,427)	42,106	39,795	(130,533)	N/M	(128,222)	N/M

FFO per share - basic	$(3.04)	$1.48	$2.10	$(4.52)	N/M	$(5.14)	N/M
FFO per share - diluted	$(3.04)	$1.45	$2.05	$(4.49)	N/M	$(5.09)	N/M

Loss on forfeited deposits	54,135	—	—	54,135	100.0%	54,135	100.0%
Amortization of deferred financing costs	9,793	7,990	3,939	1,803	22.6%	5,854	N/M
Loss on extinguishment of debt	993	3,469	—	(2,476)	-71.4%	993	100.0%
Change in fair value of interest rate derivatives included in interest expense	7,319	(8,881)	—	16,200	N/M	7,319	100%
Internalization costs	1,099	—	—	1,099	100.0%	1,099	100%
Transaction costs	1,082	—	—	1,082	100.0%	1,082	100%
RIF expenses (1)	526	—	—	526	100.0%	526	100%
Equity-based compensation expense	14,073	6,515	4,688	7,558	N/M	9,385	N/M
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	593	51,199	48,422	(50,606)	-98.8%	(47,829)	-98.8%

Core FFO per share - basic	$0.02	$1.80	$2.55	$(1.78)	-98.9%	$(2.53)	-99.2%
Core FFO per share - diluted	$0.02	$1.77	$2.49	$(1.75)	-98.9%	$(2.47)	-99.2%

Recurring capital expenditures	(21,532)	(11,915)	(6,073)	(9,617)	80.7%	(15,459)	N/M
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(20,939)	39,284	42,349	(60,223)	N/M	(63,288)	N/M

AFFO per share - basic	$(0.72)	$1.38	$2.23	$(2.10)	N/M	$(2.95)	N/M
AFFO per share - diluted	$(0.70)	$1.36	$2.18	$(2.06)	N/M	$(2.88)	N/M

Weighted average shares outstanding - basic	29,058	28,478	18,961
Weighted average shares outstanding - diluted (2)	29,716	28,952	19,433

Dividends declared per share	$1.5903	$2.1204	$2.1204

Net loss attributable to stockholders per share/unit - diluted	$(8.94)	$(1.58)	$(0.56)
Net loss attributable to stockholders Coverage - diluted (3)	-5.62x	-0.75x	-0.26x
FFO Coverage - diluted (4)	-1.91x	0.68x	0.97x
Core FFO Coverage - diluted (4)	0.01x	0.83x	1.17x
AFFO Coverage - diluted (4)	-0.44x	0.64x	1.03x
(1)During the year ended December 31, 2023, a reduction in force occurred which resulted in severance expense of $0.5 million, which is included in RIF expenses above.
(2)For the years ended December 31, 2023, 2022 and 2021, includes approximately 912,000 shares, 474,000 shares and 472,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”), earned performance shares of the Company (“Performance Shares”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO or change in control.
(3)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(4)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

VineBrook FFO, Core FFO and AFFO
In addition to FFO, Core FFO and AFFO, we present FFO, Core FFO and AFFO for the VineBrook reportable segment (“VineBrook FFO,” “VineBrook Core FFO,” and “VineBrook AFFO,” respectively) as we view the VineBrook segment as the Company’s primary reportable segment and believe it is useful to consider the VineBrook FFO, VineBrook Core FFO and VineBrook AFFO as supplemental gauges of our operating performance. We also use VineBrook Core FFO as a performance metric for certain key executives, including under grants of performance shares made in the Internalization.
We compute VineBrook FFO in accordance with NAREIT’s definition. Our presentation differs slightly from NAREIT’s in that we begin with VineBrook net income (loss) attributable to stockholders and add VineBrook net income (loss) attributable to NCI in the OP and then make the adjustments to arrive at VineBrook FFO.
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove items such as the amortization of deferred financing costs, gains or losses on extinguishment of debt, losses on forfeited deposits, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense, reportable segment-specific investment income, costs associated with the Internalization, transaction costs and other RIF expenses. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
Basic and diluted weighted average shares in our VineBrook FFO/VineBrook Core FFO/VineBrook AFFO table includes both our Common Stock and OP Units. NexPoint Homes Shares and SFR OP Units are not part of this count as the metrics in the VineBrook FFO/VineBrook Core FFO/VineBrook AFFO table only pertain to the VineBrook reportable segment.
We believe that the use of FFO, Core FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs and makes comparisons of operating results among such companies more meaningful. While FFO, Core FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative or substitute to those measures in evaluating our liquidity or operating performance. VineBrook FFO, VineBrook Core FFO and VineBrook AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO may not be comparable to FFO, Core FFO and AFFO reported by other REITs.
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for 2023 and 2022 and to consolidated net loss for 2021, as the NexPoint Homes reportable segment did not exist until June 8, 2022. See below for a reconciliation of VineBrook net loss to consolidated net loss for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023
	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(196,556)	$(24,404)	$(220,960)
Net loss attributable to redeemable NCI in the OP	(39,835)	(2,190)	(42,025)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(22,694)	(22,694)
Net loss attributable to NCI in consolidated VIEs	—	(3,296)	(3,296)

	For the Year Ended December 31, 2022
	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(33,555)	$(5,278)	$(38,833)
Net loss attributable to redeemable NCI in the OP	(6,557)	(932)	(7,489)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(11,695)	(11,695)
Net loss attributable to NCI in consolidated VIEs	—	(536)	(536)

The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment's net loss for the years ended December 31, 2023 and 2022 and to consolidated net loss for 2021 as the NexPoint Homes reportable segment did not exist until 2022, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Year Ended December 31,			2023 to 2022		2023 to 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net loss attributable to stockholders	$(196,556)	$(33,556)	$(2,147)	$(163,000)	N/M	$(194,409)	N/M
Net loss attributable to NCI in the OP	(39,835)	(6,558)	(144)	(33,277)	N/M	(39,691)	N/M
Depreciation and amortization	97,794	84,297	48,573	13,497	16.0%	49,221	N/M
Loss/(gain) on sales and impairment of real estate, net	72,287	544	(2)	71,743	N/M	72,289	N/M
FFO attributable to stockholders and NCI in the OP	(66,310)	44,727	46,280	(111,037)	N/M	(112,590)	N/M

FFO per share - basic	$(2.28)	$1.57	$2.44	$(3.85)	N/M	$(4.72)	N/M
FFO per share - diluted	$(2.28)	$1.54	$2.38	$(3.82)	N/M	$(4.66)	N/M

Loss on forfeited deposits	41,908	—	—	41,908	100.0%	41,908	100.0%
Investment income (1)	4,141	3,383	—	758	22.4%	4,141	100.0%
Amortization of deferred financing costs	9,793	7,990	3,939	1,803	22.6%	5,854	148.6%
Loss on extinguishment of debt	993	3,469	—	(2,476)	-71.4%	993	100%
Change in fair value of interest rate derivatives included in interest expense	7,319	(8,881)	—	16,200	N/M	7,319	100%
Internalization costs	1,099	—	—	1,099	100.0%	1,099	100%
Transaction costs	982	—	—	982	100.0%	982	100%
RIF expenses (2)	526	—	—	526	100.0%	526	100%
Equity-based compensation expense	13,434	6,515	4,688	6,919	N/M	8,746	N/M
Core FFO attributable to stockholders and NCI in the OP	13,885	57,203	54,907	(43,318)	-75.7%	(41,022)	-74.7%

Core FFO per share - basic	$0.48	$2.01	$2.90	$(1.53)	-76.1%	$(2.42)	-83.4%
Core FFO per share - diluted	$0.47	$1.98	$2.83	$(1.51)	-76.3%	$(2.36)	-83.4%

Recurring capital expenditures	(21,532)	(11,915)	(6,073)	(9,617)	80.7%	(15,459)	N/M
AFFO attributable to stockholders and NCI in the OP	(7,647)	45,288	48,834	(52,935)	N/M	(56,481)	N/M

AFFO per share - basic	$(0.26)	$1.59	$2.58	$(1.85)	N/M	$(2.84)	N/M
AFFO per share - diluted	$(0.26)	$1.56	$2.51	$(1.82)	N/M	$(2.77)	N/M

Weighted average shares outstanding - basic	29,058	28,478	18,961
Weighted average shares outstanding - diluted (3)	29,716	28,952	19,433

Dividends declared per share	$1.5903	$2.1204	$2.1204

Net loss attributable to stockholders per share/unit - diluted (4)	$(8.94)	$(1.58)	$(0.14)
Net loss attributable to stockholders Coverage - diluted (5)	-5.62x	-0.75x	-0.07x
FFO Coverage - diluted (6)	-1.43x	0.73x	1.12x
Core FFO Coverage - diluted (6)	0.3x	0.93x	1.33x
AFFO Coverage - diluted (6)	-0.16x	0.74x	1.18x
(1)Investment income in the table above includes approximately $1.6 million of interest income from the NexPoint Homes Convertible Notes (defined below) and approximately $2.5 million of dividend income from the investment in NexPoint Homes for the year ended December 31, 2023. Additionally, investment income in the table above includes approximately $2.0 million of interest income from the NexPoint Homes Convertible Notes and approximately $1.4 million of dividend income from the investment in NexPoint Homes for the year ended December 31, 2022. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)During the year ended December 31, 2023, a reduction in force occurred which resulted in severance expense of $0.5 million, which is included in RIF expenses above.
(3)For the years ended December 31, 2023, 2022 and 2021, includes approximately 912,000 shares, 474,000 shares and 472,000 shares, respectively, related to the assumed vesting of RSUs, Performance Shares and profits interest units in the OP (“PI Units”) not contingent upon an IPO or change in control.
(4)For the years ended December 31, 2023, 2022 and 2021, the net loss attributable to stockholders per share/unit (diluted) includes $(0.99) per common share, $(0.22) per common share and $0.00 per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.

(5)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(6)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2023 as compared to the year ended December 31, 2022
VineBrook FFO was $(66.3) million for the year ended December 31, 2023 compared to $44.7 million for the year ended December 31, 2022, which was a decrease of approximately $111.0 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook reportable segment’s total property operating expenses of $36.5 million, the VineBrook reportable segment’s advisory fees of $2.9 million, the VineBrook reportable segment’s general and administrative expenses of $25.4 million, the VineBrook reportable segment’s interest expense of $61.4 million and the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million, partially offset by an increase in the VineBrook reportable segment’s rental income of $59.7 million
VineBrook Core FFO was $13.9 million for the year ended December 31, 2023 compared to $57.2 million for the year ended December 31, 2022, which was a decrease of approximately $43.3 million. The change in VineBrook Core FFO between the periods primarily relates to an decrease in VineBrook FFO, partially offset by an increase in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $0.8 million, the change in fair value of interest rate derivatives included in interest expense of $16.2 million and the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million, partially offset by an increase in the change in fair value of interest rate derivatives included in interest expense of $1.1 million, which is subtracted to arrive at VineBrook Core FFO given it is a non-cash item.
VineBrook AFFO was $(7.6) million for the year ended December 31, 2023 compared to $45.3 million for the year ended December 31, 2022, which was a decrease of approximately $52.9 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $9.6 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an 77.9% change in VineBrook interest expense (or 73.3% on a per share basis). The weighted average interest rate of debt increased from 6.2992% as of December 31, 2022 to 6.6517% as of December 31, 2023 for the VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of increasing interest rates. Additionally, the change in diluted VineBrook FFO per share includes the impact of initial deposit forfeitures of $41.0 million related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements, which is an infrequent and unusual item.
The year ended December 31, 2023 as compared to the year ended December 31, 2021
VineBrook FFO was $(66.3) million for the year ended December 31, 2023 compared to $46.3 million for the year ended December 31, 2021, which was a decrease of approximately $112.6 million. The change in our VineBrook FFO between the periods primarily relates to increases in the VineBrook reportable segment’s total property operating expenses of $79.5 million, the VineBrook reportable segment’s advisory fees of $10.7 million, the VineBrook reportable segment’s general and administrative expenses of $36.8 million, the VineBrook reportable segment’s interest expense of $81.9 million and the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million, partially offset by an increase in the VineBrook reportable segment’s rental income of $146.9 million
VineBrook Core FFO was $13.9 million for the year ended December 31, 2023 compared to $54.9 million for the year ended December 31, 2021, which was a decrease of approximately $41.0 million. The change in VineBrook Core FFO between the periods primarily relates to a decrease in VineBrook FFO, partially offset by an increase in the VineBrook reportable segment’s investment income from the investment in NexPoint Homes of $4.1 million, the VineBrook reportable segment's loss on forfeited deposits of $41.9 million and an increase in the VineBrook reportable segment’s equity-based compensation expense of $8.7 million and the change in fair value of interest rate derivatives included in interest expense of $7.3 million, which are each added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $(7.6) million for the year ended December 31, 2023 compared to $48.8 million for the year ended December 31, 2021, which was a decrease of approximately $56.5 million. The change in VineBrook AFFO between the periods primarily relates to an increase in VineBrook Core FFO and an increase in the VineBrook reportable segment’s recurring capital expenditures of $15.5 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to a 325.1% change in VineBrook interest expense (or 178.0% on a per share basis). The weighted average interest rate of debt increased from 2.3707% as of December 31, 2021 to 6.6517% as of December 31, 2023 for the

VineBrook reportable segment, which has contributed to the decline in our VineBrook FFO, VineBrook Core FFO and VineBrook AFFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of increasing interest rates. Additionally, the change in diluted VineBrook FFO per share includes the impact of initial deposit forfeitures of $41.0 million related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements, which is an infrequent and unusual item.

Net Asset Value
The purchase price at which Common Stock may be repurchased in accordance with the terms of the Amended Share Repurchase Plan is generally based on the most recent NAV per share in effect at the time of repurchase, and Common Stock or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.
Effective for valuations beginning on July 31, 2021, the Company implemented an amended and restated Valuation Methodology as approved by our Board. Under the Valuation Methodology, Green Street calculates a preliminary NAV by valuing the portfolio in accordance with the Valuation Methodology. Green Street then recommends the preliminary NAV to the Adviser. Based on this recommendation, the Adviser then calculates transaction costs and makes any other adjustments, including costs of internalization, determined necessary to finalize NAV. The finalized NAV is then approved by the Pricing Committee. For a more complete description of the Valuation Methodology, see “Item I. Business—Net Asset Value—Current Valuation Methodology” in this Form 10-K.

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04
March 31, 2023	61.32
June 30, 3023	61.63
September 30, 2023	60.23
December 31, 2023	58.95

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility (defined below) has an additional $11.6 million of capacity as of December 31, 2023.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility and JPM Facility within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations and (vii) employ some combination of (i) - (vi). Additionally, the Company closed on an asset backed securitization on February 29, 2024 ("ABS II") that provided for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The Company used the net proceeds from the ABS II to pay down $242.4 million on the JPM Facility and fund reserves in accordance with the credit agreement. The Company can use the remaining net proceeds of $51.6 million at the discretion of management to pay down debt or for other uses. Subsequent to December 31, 2023, the Company sold 470 homes for net proceeds of approximately $42.3 million. Additionally, the Company intends to continue to dispose of homes to generate proceeds for debt paydowns and other uses. The Company plans to sell approximately 800 to 1,200 homes over the next twelve months to generate proceeds of approximately $120 million to $180 million. If rates remain at a level that would be accretive to the Company, management plans to use ABS transactions in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. If the Warehouse Facility is not fully paid down by November 2024, the Company plans to utilize at least one of the two six-month extension options contractually available per the Consent and Sixth Amendment to the Warehouse Facility (defined below) to extend the Warehouse Facility. To extend, there can be no default or event of default, the Company must be in compliance with all covenant requirements and needs to pay an extension fee of 0.1% of the maximum outstanding commitment at that time. Management expects to be in compliance with financial covenants at the time of initial maturity after implementing the plans noted above and therefore plans to be able to extend the Warehouse Facility in November 2024. These plans by the Company will be sufficient to satisfy the obligations as they become due. The financial statements included in this Form 10-K have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-K do not include any adjustments that may result from the outcome of this uncertainty.

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
We believe that our available cash, expected operating cash flows, net proceeds from the sale of homes and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following the issuance of these financials, except as would not be expected to have a material adverse effect. We believe that the various sources of long-term capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements in the long-term, except as would not be expected to have a material adverse effect.
Cash Flows
The years ended December 31, 2023, 2022, and 2021
The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$12,382	$107,941	$64,395
Net cash provided by (used in) investing activities	156,874	(1,720,870)	(972,622)
Net cash provided by (used in) financing activities	(198,385)	1,652,681	946,128
Change in cash and restricted cash	(29,129)	39,752	37,901
Cash and restricted cash, beginning of year	114,749	74,997	37,096
Cash and restricted cash, end of year	$85,620	$114,749	$74,997
The year ended December 31, 2023 as compared to the year ended December 31, 2022
Cash flows from operating activities. During the year ended December 31, 2023, net cash provided by operating activities was $12.4 million compared to net cash provided by operating activities of $107.9 million for the year ended December 31, 2022. The change in cash flows from operating activities was mainly due to an increase in interest expense and other expenses partially offset by an increase in net operating income during the period.
Cash flows from investing activities. During the year ended December 31, 2023, net cash provided by investing activities was $156.9 million compared to net cash used in investing activities of $1.7 billion for the year ended December 31, 2022. The change in cash flows from investing activities was mainly due to a decrease in acquisitions of real estate investments, a decrease in acquisition of NexPoint Homes through VIE consolidation, net of cash received and an increase in net proceeds from sales of real estate.

Cash flows from financing activities. During the year ended December 31, 2023, net cash used in financing activities was $198.4 million compared to net cash provided by financing activities of $1.7 billion for the year ended December 31, 2022. The change in cash flows from financing activities was mainly due to decreases in credit facilities proceeds received, bridge facilities proceeds received and proceeds from the issuance of Common Stock partially offset by the issuance of the Series B Preferred Stock and the ABS I Loan.

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
Cash flows from investing activities. During the year ended December 31, 2022, net cash used in investing activities was $1.7 billion compared to net cash used in investing activities of $972.6 million for the year ended December 31, 2021. The change in cash flows from investing activities was mainly due to the investment in NexPoint Homes as well as an increase in acquisitions of real estate investments and an increase in additions to real estate investments during 2022.
Cash flows from financing activities. During the year ended December 31, 2022, net cash provided by financing activities was $1.7 billion compared to net cash provided by financing activities of $946.1 million for the year ended December 31, 2021. The change in cash flows from financing activities was mainly due to an increase in proceeds received from notes payable, credit facilities and bridge facilities and a decrease in credit facility principal payments, partially offset by a decrease in proceeds from the issuance of our Common Stock and Series A Preferred Stock and an increase in bridge facility principal payments in 2022.
Debt, Derivatives and Hedging Activity
Debt
As of December 31, 2023, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $1.9 billion at a weighted average interest rate of 6.9966% and an adjusted weighted average interest rate of 4.4743%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.2219%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $1.5 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.5 billion of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of December 31, 2023:

	Type	Outstanding Principal as of December 31, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$234,644	7.01%	12/1/2025
Warehouse Facility	Floating	824,387	8.01%	11/3/2025	(2)
JPM Facility	Floating	338,387	8.23%	1/31/2025	(3)
Bridge Facility III	Floating	—	10.35%	12/31/2023
ABS I Loan	Fixed	392,180	4.92%	12/8/2028
MetLife Note	Fixed	110,157	3.25%	1/31/2026
TrueLane Mortgage	Fixed	9,323	5.35%	2/1/2028
Crestcore II Note	Fixed	2,670	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,611	5.12%	7/9/2029
PNC Loan I	Fixed	18	3.59%	2/19/2024	(4)
PNC Loan II	Fixed	65	3.70%	12/29/2024
PNC Loan III	Fixed	177	3.69%	12/15/2025
Total Outstanding Principal		$1,914,619
(1)Represents the interest rate as of December 31, 2023. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of December 31, 2023 was 5.3441%, daily SOFR as of December 31, 2023 was 5.3800% and one-month term SOFR as of December 31, 2023 was 5.3547%.
(2)This is the maturity date for the Warehouse Facility after extension options have been exercised. The stated maturity date before extensions is November 3, 2024.

(3)This is the initial maturity date for the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
(4)The PNC Loan I was paid off in full in February 2024.
In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above and described below, the NexPoint Homes reportable segment had $576.6 million of debt outstanding at December 31, 2023 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5, 7 and 13 to the consolidated financial statements.
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank, N.A. (“KeyBank”). The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022 and July 31, 2023. On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility (the “Consent and Sixth Amendment”) with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates under the Series B Preferred Offering, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. The amended Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has two six-month extension options available, subject to meeting certain criteria, and bears interest at a variable rate equal to the forward-looking term rate based on one-month term SOFR, or daily SOFR for the applicable interest period, plus a margin of 0.1% plus a margin of 2.55%, or 2.50% after repayment of certain outstanding amounts, or an alternative base rate plus an applicable margin of 1.55%, or 1.50% after repayment of certain outstanding amounts. The outstanding balance on the Warehouse Facility as of December 31, 2023 is approximately $824.4 million, which is below the required Commitment Reduction.
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. As of December 31, 2023, the JPM Facility had $11.6 million in available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
On December 28, 2022, the Company entered into a bridge credit agreement through the OP with Raymond James Bank, and subsequently borrowed $75.0 million (the “Bridge Facility III”). The Bridge Facility III accrued interest at one-month term SOFR plus a margin of 3.0%. The Bridge Facility III required periodic principal payments and monthly interest payments. On April 17, 2023, the Company, through the OP, entered into the first amendment to the bridge credit agreement with Raymond James Bank (the “Bridge Facility III Amendment No. 1”), which amended the Bridge Facility III. The Bridge Facility III Amendment No. 1 increased the borrowing capacity of the Bridge Facility III by $25.0 million to $100.0 million and required repayment of the principal amount outstanding so that (1) by April 30, 2023, no more than $50.0 million remained outstanding, (2) by June 30, 2023, no more than $40.0 million remained outstanding and (3) by August 30, 2023, no more than $20.0 million remained outstanding. In connection with the Bridge Facility III Amendment No. 1, on April 19, 2023, the Company drew $25.0 million on the Bridge Facility III. On July 7, 2023, the Company entered into a Consent, Waiver and Second Amendment to Bridge Facility III with Raymond James, as administrative agent, and the other lenders party thereto, in which the lenders under Bridge Facility III agreed to a waiver under the Bridge Facility III permitting the Company to pay, on or before July 21, 2023, the remaining principal payment of approximately $18.2 million previously due on June 30, 2023. On July 26, 2023, the Company and the lenders under the Bridge Facility III entered into a letter agreement permitting the Company to pay, on or before August 4, 2023, the remaining principal payment of approximately $18.2 million previously due on June 21, 2023. On July 31, 2023, the Company entered into a Waiver and Third Amendment to Bridge Facility III with Raymond James Bank, as administrative agent, and the other lenders party thereto which, among other things, provided for (1) the extension of the maturity date to December 31, 2023, (2) the revision of certain financial tests required under the Bridge Facility III; (3) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (4) a modification of the applicable rates; (5) a modification of certain covenants; (6) prepayments of outstanding amounts under the Bridge Facility III until the amount outstanding has been repaid in full; (7) consent for the sale of shares to directors, officers and other affiliates in the Series B Preferred Offering; and (8) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. On December 21, 2023 the Company repaid the outstanding principal balance of the Bridge Facility III in full, which extinguished the Bridge Facility III.

Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of approximately $392.2 million (the “ABS I Loan”). Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,776 SFR homes, and as of December 31, 2023, approximately 11.37% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
Asset Backed Securitization II
On February 29, 2024, the OP, via its special purpose subsidiary, VineBrook Homes Borrower 2, LLC, completed ABS II and entered into a loan agreement with BofA Securities, Inc., as sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC, as joint bookrunner and co-lead manager, and Citizens JMP Securities, LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., and Truist Securities, Inc., as co-managers. The ABS II is comprised of seven components (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. For risk retention purposes, the OP purchased and retained the Class F Component, totaling $39.9 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.5000%.
PNC Loans
Following the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III matured on February 19, 2024, and will mature on December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The PNC Loan I was paid off in full in February 2024. The balances of these loans are included in notes payable on the consolidated balance sheet.
As of December 31, 2023, the Company is in compliance with all debt covenants in all of its debt agreements related to the VineBrook reportable segment.
We intend to invest in additional homes as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of shares of Common Stock, Preferred Stock or other securities or property dispositions.

Although we expect to be subject to restrictions on our ability to incur indebtedness, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing Common Stock, Preferred Stock or other debt or equity securities, on terms that are acceptable to us or at all.
Furthermore, following the completion of our renovations and depending on the interest rate environment at the applicable time, we may seek to refinance our floating rate debt into longer-term fixed rate debt at lower leverage levels.

Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 13 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.2 billion. As of December 31, 2023, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $1.2 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.3994%. As of December 31, 2023, interest rate swap agreements effectively covered $1.2 billion, or 108.8%, of our $1.4 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.3994%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2023, 2022, or 2021. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2023. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

Dividends
We intend to make regular quarterly dividend payments to holders of our Common Stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our Common Stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.
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
Off-Balance Sheet Arrangements
As of December 31, 2023, December 31, 2022 and December 31, 2021 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2023, 2022 and 2021.
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
We could remain an “emerging growth company” until the earliest of (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of shares of our Common Stock pursuant to an effective registration statement, (2) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the adverse effect on the value of assets and liabilities from changes in interest rates, market prices, commodity prices, and inflation. The primary market risk to which we are exposed is interest rate risk. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We may enter into such contracts only with major financial institutions based on their credit ratings and other factors.
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation and interest rates), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the JPM Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of December 31, 2023, we had total indebtedness of $2.5 billion which was comprised of $1.5 billion of outstanding variable-rate debt. Our variable-rate debt was comprised of borrowings on our mortgage loans of $234.6 million and term loan facilities of $1.2 billion. As of December 31, 2023, we had effectively converted 104.3% of these borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements
This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we may consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is included in our consolidated financial statements and the notes thereto beginning on page F-1 in this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Promissory Note
On March 28, 2024, NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes, borrowed $500,000 from NexPoint Real Estate Finance, Inc. (“NREF”), an entity that is advised by an affiliate of the adviser of the Company and the adviser of NexPoint Homes. In connection with the loan, SFR OP issued a $500,000 12.50% note (the “SFR OP Note”) to NREF on March 31, 2024. The SFR OP Note bears interest, which is payable in kind, at 12.50%, is interest only during the term of the SFR OP Note and matures on March 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

2.6
Agreement for Purchase and Sale of Membership Interests, dated as of December 16, 2020, by and between Rex Residential Property Owner, LLC, Rex Residential Property Owner A, LLC, Rex Residential Property Owner II, LLC, Rex Residential Property Owner III, LLC, Rex Residential Property Owner IV, LLC, Rex Residential Property Owner V, LLC, Rex Residential Property Owner VI, LLC and VineBrook Homes Operating Partnership, L.P. (incorporated by reference to Exhibit 2.6 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

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

2.11
Interest Purchase Agreement dated August 3, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P, SOF-XI RS Holdings, L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022).

2.12
Amendment No. 1 to the Interest Purchase Agreement dated November 14, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.13
Amendment No. 1 to the Interest Purchase Agreement dated November 14, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P., SOF-XI RS Holdings, L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.14
Amendment No. 2 to the Interest Purchase Agreement dated December 12, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.15
Amendment No. 2 to the Interest Purchase Agreement dated December 12, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P., SOF-XI RS Holdings L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.16
Termination Agreement and Release dated January 17, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.17
Termination Agreement and Release dated January 17, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P., SOF-XI RS Holdings, L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

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

3.4	Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023).

3.5	First Amendment to Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

4.1*	Description of Securities

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

10.3
Second Amendment to the Amended and Restated Advisory Agreement of VineBrook Homes Trust, Inc. and NexPoint Real Estate Advisors V, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2024).

10.4
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

10.12
Management Agreement dated February 8, 2021 by and between P FIN II, LLC, P FIN VII MEM, LLC, P FIN VII STL, LLC, P FIN VII KC, LLC, P FIN VII TN 40, LLC, P FIN VII MO 40, LLC, P FIN VI, LLC, P FIN V FL, LLC, P FIN V NC, LLC, P FIN V NM, LLC, P FIN V OTHER, LLC and P FIN II F, LLC and VineBrook Homes, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K, filed by the Company on February 14, 2021).

10.13
Third Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, L.P., dated as of August 3, 2023 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed by the Company on August 4, 2023).

10.14
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

10.16
Revolving Credit Agreement, dated as of March 1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.12 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.17
Amended and Restated Revolving Credit Agreement, dated November 3, 2021, by and among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, the lenders party thereto, KeyBank National Association, as administrative agent, Citizens Bank, N.A., as documentation agent, BMO Capital Markets Corp., Raymond James Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Raymond James Bank, Truist Securities, Inc., Wells Fargo Bank, National Association and Citizens Bank, N.A. as joint lead arrangers and joint bookrunners, as amended. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed by the Company on November 14, 2022)

10.18
Increase Agreement, Joinder and Third Amendment to Credit Agreement, dated as of May 20, 2022, among VineBrook Homes Operating Partnership, L.P., as parent borrower, certain of its subsidiaries, as subsidiary borrowers, KeyBank National Association, as administrative agent, and Bank of America, N.A., as a new lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed by the Company on August 15, 2022).

10.19
Contribution Agreement, dated as of June 8, 2022, between VineBrook Homes Operating Partnership, L.P. and NexPoint Homes Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.20
Contribution Agreement, dated as of June 8, 2022, between NexPoint Homes Trust, Inc., NexPoint SFR Operating Partnership, L.P., NexPoint Diversified Real Estate Trust, NRESF REIT Sub, LLC, NFRO REIT Sub, LLC, GAF REIT Sub, LLC, Randy Hagedorn, Adam Levinson and Richard Scola (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.21	Form of 7.50% Convertible Notes of NexPoint Homes, Inc., due June 30, 2027 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.22
Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.23†
VineBrook Homes Trust, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.24†	VineBrook Homes Trust, Inc. 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).

10.25†
Form of Restricted Stock Units Agreement (Officers) (prior to 2024) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.26†
Form of Restricted Stock Units Agreement (Directors) (prior to 2024) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.27†	Form of Profits Interest Units Agreement (prior to 2024) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.28†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.29†*	Form of Restricted Stock Units Agreement (Officers)

10.30†*	Form of Restricted Stock Units Agreement (Directors)

10.31†*	Form of Profits Interest Units Agreement

10.32†	Form of Offer Letter (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.33†	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.34†	Form of Profit Interest Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.35†	Form of Severance Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.36	VineBrook Homes Trust, Inc. Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 27, 2023).

10.37
Letter Agreement, dated March 9, 2023 between VineBrook Homes Operating Partnership, L.P., VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc., certain individuals set forth therein and Dana Sprong, solely in his capacity as the representative of the contributors. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2023).

10.38
Amendment No. 2, dated January 31, 2023 to the Revolving Credit Agreement, dated as of March 1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2023).

10.39
Amendment No. 3, dated March 15, 2023 to the Revolving Credit Agreement, dated as of March 1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2023).

10.40
Loan Agreement, dated as of December 6, 2023 by and between VineBrook Homes Borrower 1, LLC and Bank of America, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 11, 2023).

10.41
Separation Agreement, dated November 9, 2023, by and among NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., and NexPoint Real Estate Advisors, V, L.P. and Matt Goetz (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed by the Company on November 14, 2023).

10.42
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

10.43
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

10.44
Assignment of Interests Agreement, dated as of August 3, 2023, by and between Dana Sprong, Ryan McGarry, Dan Bathon and Tom Silvia and VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.45
Registration Rights Agreement, dated as of August 3, 2023 by and between VineBrook Homes Trust, Inc. and certain parties set forth therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.46
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

10.47
Loan Agreement, dated as of February 29, 2024 by and between VineBrook Homes Borrower 2, LLC and Bank of America, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2024).

19.1*	Insider Trading Policy of the Company.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
†    Management contract, compensatory plan or arrangement
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VineBrook Homes Trust, Inc.

/s/ Brian Mitts
April 1, 2024	Brian Mitts
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mitts	President, Chief Executive Officer, Chief Financial Officer and Director	April 1, 2024
Brian Mitts	(Principal Executive Officer and Principal Financial Officer)

/s/ Dana Sprong	Director	April 1, 2024
Dana Sprong

/s/ James Dondero	Director	April 1, 2024
James Dondero

/s/ Edward Constantino	Director	April 1, 2024
Edward Constantino

/s/ Dr. Arthur Laffer	Director	April 1, 2024
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	April 1, 2024
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	April 1, 2024
Dr. Carol Swain

/s/ Catherine Wood	Director	April 1, 2024
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of VineBrook Homes Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VineBrook Homes Trust, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Phoenix, Arizona

April 1, 2024

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Operating real estate investments
Land	$560,047	$632,278
Buildings and improvements	2,872,755	3,098,258
Intangible lease assets	14	6,319
Total gross operating real estate investments	3,432,816	3,736,855
Accumulated depreciation and amortization	(275,534)	(171,648)
Total net operating real estate investments	3,157,282	3,565,207
Real estate held for sale, net	54,615	3,360
Total net real estate investments	3,211,897	3,568,567
Investments, at fair value	2,500	2,500
Cash	27,917	76,751
Restricted cash	57,703	37,998
Accounts and other receivables	20,008	13,292
Prepaid and other assets	21,236	65,466
Interest rate derivatives, at fair value	48,416	70,813
Intangible assets, net	4,045	—
Asset-backed securitization certificates	39,096	—
Goodwill	20,522	—
TOTAL ASSETS	$3,453,340	$3,835,387

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$1,276,970	$947,499
Credit facilities, net	1,156,704	1,580,108
Bridge facility, net	—	73,622
Accounts payable and other accrued liabilities	52,696	49,165
Accrued real estate taxes payable	39,632	34,992
Accrued interest payable	23,122	14,945
Security deposit liability	25,909	25,605
Prepaid rents	3,348	5,936
Total Liabilities	2,578,381	2,731,872

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	122,225	121,662
Redeemable noncontrolling interests in the OP	251,503	240,647
Redeemable noncontrolling interests in consolidated VIEs	105,018	112,972
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,006,237 and 24,615,364 shares issued and outstanding, respectively	252	248
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 0 shares issued and outstanding, respectively	25	—
Additional paid-in capital	776,755	737,129
Distributions in excess of retained earnings	(423,769)	(160,048)
Accumulated other comprehensive income	31,208	43,999
Total Stockholders' Equity	384,471	621,328
Noncontrolling interests in consolidated VIEs	11,742	6,906
TOTAL LIABILITIES AND EQUITY	$3,453,340	$3,835,387
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Revenues
Rental income	$345,778	$262,433	$153,424
Other income	5,330	6,898	3,517
Total revenues	351,108	269,331	156,941
Expenses
Property operating expenses	81,241	49,283	26,129
Real estate taxes and insurance	65,673	47,122	27,455
Property management fees	13,810	14,692	7,621
Advisory fees	21,758	16,060	8,281
General and administrative expenses	53,208	29,012	13,634
Depreciation and amortization	128,009	99,988	48,573
Interest expense	139,151	60,209	25,189
Total expenses	502,850	316,366	156,882
Loss on extinguishment of debt	(993)	(3,469)	—
(Loss)/gain on sales and impairment of real estate, net	(72,539)	(671)	2
Investment income	361	1,513	—
Loss on forfeited deposits	(54,135)	—	—
Internalization costs	(1,099)	—	—
Net (loss)/income	(280,147)	(49,662)	61
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,828	8,891	8,837
Net loss attributable to redeemable noncontrolling interests in the OP	(42,025)	(7,489)	(144)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(22,694)	(11,695)	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(3,296)	(536)	—
Net loss attributable to stockholders	$(220,960)	$(38,833)	$(8,632)
Other comprehensive (loss)/income
Unrealized (loss)/gain on interest rate hedges	(15,050)	52,833	11,863
Total comprehensive (loss)/income	(295,197)	3,171	11,924
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,828	8,891	8,837
Comprehensive (loss)/income attributable to redeemable noncontrolling interests in the OP	(44,284)	554	2,360
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(22,694)	(11,695)	—
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(3,296)	(536)	—
Comprehensive (loss)/income attributable to stockholders	$(233,751)	$5,957	$727

Weighted average common shares outstanding - basic	24,712	24,599	15,366
Weighted average common shares outstanding - diluted	24,712	24,599	15,366

Loss per share - basic	$(8.94)	$(1.58)	$(0.56)
Loss per share - diluted	$(8.94)	$(1.58)	$(0.56)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)

	Series B Preferred Stock		Class A Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2020			9,260,795	$93	$210,381	$(26,002)	$(10,150)	$174,322
Net loss attributable to common stockholders					—	(8,632)	—	(8,632)
Issuance of Class A common stock			12,791,228	128	521,689	—	—	521,817
Redemptions of Class A common stock			(282,842)	(2)	(12,663)	—	—	(12,665)
Offering costs					(3,702)	—	—	(3,702)
Equity-based compensation			45,067	—	2,335	—	—	2,335
Common stock dividends declared ($2.1204 per share)					—	(33,377)	—	(33,377)
Other comprehensive income attributable to common stockholders					—	—	9,359	9,359
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(66,509)	—	—	(66,509)
Balances, December 31, 2021	—	$—	21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders					—	(38,833)	—	(38,833)
Issuance of Class A common stock			4,176,600	42	226,870	—	—	226,912
Redemptions of Class A common stock			(1,439,129)	(14)	(88,696)	—	—	(88,710)
Offering costs					(1,881)	—	—	(1,881)
Equity-based compensation			63,645	1	3,515	—	—	3,516
Common stock dividends declared ($2.1204 per share)					—	(53,204)	—	(53,204)
Other comprehensive income attributable to common stockholders					—	—	44,790	44,790
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(39,024)	—	—	(39,024)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(15,186)	—	—	(15,186)
Balances, December 31, 2022	—	$—	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to stockholders					—	(220,960)	—	(220,960)
Issuance of Class A common stock			332,163	3	18,732	—	—	18,735
Redemptions of Class A common stock			(13,815)	—	(840)	—	—	(840)
Issuance of Series B preferred stock, net of offering costs	2,548,240	25			60,803			60,828
Equity-based compensation			72,525	1	4,666	—	—	4,667
Common stock dividends declared ($1.5903 per share)					—	(40,222)	—	(40,222)
Series B preferred stock dividends declared						(2,539)		(2,539)
Other comprehensive loss attributable to stockholders					—	—	(12,791)	(12,791)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(28,393)	—	—	(28,393)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(15,342)	—	—	(15,342)
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss)/income	$(280,147)	$(49,662)	$61
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss/(Gain) on sales and impairment of real estate, net	72,539	671	(2)
Depreciation and amortization	128,009	99,988	48,573
Non-cash interest amortization	9,729	7,945	3,914
Change in fair value of interest rate derivatives included in interest expense	7,319	(8,881)	3,918
Net cash received/(paid) on derivative settlements	2,419	313	(4,290)
Loss on extinguishment of debt	993	3,469	—
Equity-based compensation	14,048	6,516	4,688
Loss on forfeited deposits	54,135	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(10,078)	68	(5,503)
Operating liabilities	13,416	47,514	13,036
Net cash provided by operating activities	12,382	107,941	64,395

Cash flows from investing activities
Investment in unconsolidated entity	—	(100,819)	—
Redemption of investment in unconsolidated entity	—	100,819	—
Acquisition of NexPoint Homes through VIE consolidation, net of cash received	—	(47,022)	—
Internalization of the Manager	(1,174)	—	—
Net proceeds from sales of real estate	268,321	9,988	2,071
Prepaid acquisition deposits	(10)	(41,181)	(15,603)
Insurance proceeds received	8,686	965	842
Acquisitions of real estate investments	(3,182)	(1,431,413)	(866,002)
Additions to real estate investments	(115,767)	(212,207)	(91,430)
Acquisition of limited partnership investment	—	—	(2,500)
Net cash provided by (used in) investing activities	156,874	(1,720,870)	(972,622)

Cash flows from financing activities
Notes payable proceeds received	334,295	288,475	125,000
Notes payable payments	(35,622)	(8,615)	(9,939)
Credit facilities proceeds received	35,158	1,190,000	430,000
Credit facilities principal payments	(462,384)	—	(115,000)
Bridge facilities proceeds received	25,000	425,000	—
Bridge facilities principal payments	(100,000)	(350,000)	—
NREO Note repayment	—	—	(1,250)
Financing costs paid	(14,385)	(15,150)	(11,889)
Interest rate cap premium paid	—	(12,673)	—
Proceeds from issuance of Class A common stock	—	173,607	501,694
Proceeds from issuance of Class A common stock received in advance	—	—	26,541
Redemptions of Class A common stock paid	(17,934)	(77,884)	(6,387)
Offering costs paid	—	(2,222)	(3,466)
Dividends paid to common stockholders	(19,416)	(25,137)	(15,920)
Series B Preferred stock dividends paid	(2,539)	—	—
Payments for taxes related to net share settlement of stock-based compensation	(1,239)	(555)	(345)
Proceeds from issuance of redeemable Series A preferred stock, net of offering costs	—	—	35,117
Proceeds from issuance of redeemable Series B preferred stock, net of offering costs	60,828	—	—
Preferred stock offering costs paid	(140)	—	—
Series A Preferred stock dividends paid	(8,125)	(8,125)	(7,019)
Contributions from redeemable noncontrolling interests in the OP	2,247	9,221	4,926
Distributions to redeemable noncontrolling interests in the OP	(1,020)	(5,905)	(5,935)
Redemptions by redeemable noncontrolling interests in the OP	—	(350)	—
Contributions from redeemable noncontrolling interests in consolidated VIEs	—	67,640	—
Distributions to redeemable noncontrolling interests in consolidated VIEs	(602)	(2,088)	—
Contributions from noncontrolling interests in consolidated VIEs	8,037	7,575	—
Distributions to noncontrolling interests in consolidated VIEs	(540)	(133)	—
Redemptions to noncontrolling interests in consolidated VIEs	(4)	—	—
Net cash provided by (used in) financing activities	(198,385)	1,652,681	946,128

Change in cash and restricted cash	(29,129)	39,752	37,901
Cash and restricted cash, beginning of year	114,749	74,997	37,096
Cash and restricted cash, end of year	$85,620	$114,749	$74,997

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$146,666	$42,991	$11,953
Cash paid for income and franchise taxes	652	262	304

Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	1,270	—	—
Assumed liabilities in asset acquisitions	—	3,829	5,027
Accrued dividends payable to common stockholders	832	748	819
Accrued distributions payable to redeemable noncontrolling interests in the OP	1,315	1,259	941
Accrued dividends payable to Series A preferred stockholders	2,031	2,031	4,062
Accrued redemptions payable to common stockholders	488	17,094	6,278
Accrued capital expenditures	106	5,227	2,045
Accretion to redemption value of Redeemable Series A preferred stock	703	766	712
Fair market value adjustment on assumed debt	—	89	—
Asset backed securitization certificates	39,096	—	—
Assumed debt on acquisitions	565	13,582	—
Offering costs accrued	—	—	341
Issuance of Class A common stock related to DRIP dividends	19,974	29,408	16,638
DRIP dividends to common stockholders	(19,974)	(29,408)	(16,638)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	5,242	2,026	1,633
DRIP distributions to redeemable noncontrolling interests in the OP	(5,242)	(2,026)	(1,633)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	3,244	2,088	—
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(3,244)	(2,088)	—
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	228	62	—
DRIP distributions to noncontrolling interests in consolidated VIEs	(228)	(62)	—
Real estate investments assumed in acquisition of NexPoint Homes through VIE consolidation	—	326,432	—
Earnest money deposits assumed in acquisition of NexPoint Homes through VIE consolidation	—	36,838	—
Other assets assumed in acquisition of NexPoint Homes through VIE consolidation	—	8,729	—
Notes payable assumed in acquisition of NexPoint Homes through VIE consolidation	—	278,530	—
Other liabilities assumed in acquisition of NexPoint Homes through VIE consolidation	—	4,607	—
Noncontrolling interests assumed in acquisition of NexPoint Homes through VIE consolidation	—	41,150	—
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “we”, “us,” “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP and as of August 3, 2023, a wholly owned subsidiary of the Company. As of December 31, 2023, there were a combined 24,567,309 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,300,927 Class A OP Units, or 82.6%, were owned by the Company, 2,763,141 Class B OP Units, or 11.2%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 92,206 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 145,510 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,265,525 Class C OP Units, or 5.2%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.
The Company began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”) for a total purchase price of approximately $330.2 million, including closing and financing costs of $6.0 million (the “Formation Transaction”). On November 1, 2018, the Company accepted subscriptions for 1,097,367 shares of its Class A common stock, par value $0.01 (“Common Stock”), for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of Common Stock were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from a Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage (the “Initial Mortgage”) provided by KeyBank N.A. (“KeyBank”). On May 1, 2019 (the “Release Date”), approximately $1.4 million worth of OP Units were released to various VineBrook Contributors from an indemnity reserve escrow that was established at the time the Initial Portfolio was acquired. From the time the escrow reserve was established until the Release Date, no indemnity claims were made against said escrow.
Between November 1, 2018 and December 31, 2023, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 20,750 additional homes and sold 3,041 homes within the VineBrook reportable segment (see Note 15), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold four homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 21,843 homes (the "VineBrook Portfolio") in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,569 homes (the “NexPoint Homes Portfolio”), for a total of 24,412 homes in 20 states as of December 31, 2023. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Common Stock and Preferred Stock (defined below) and excess cash generated from operations.

The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally had an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes for periods before August 3, 2023 (see Note 16).
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
On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through a continuous private placement (the “Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “Securities Act”) (and various state securities law provisions) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
The Company has adopted a Long-Term Incentive Plan (the “2018 LTIP”) whereby the Board, or a committee thereof, may grant awards of restricted stock units of the Company (“RSUs”) or profits interest units in the OP (“PI Units”) to certain employees of the Company and the Adviser, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). Under the terms of the 2018 LTIP, 426,307 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2019 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “2018 LTIP Share Reserve”), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the 2018 LTIP Share Reserve would otherwise increase. In addition, the shares of Common Stock available under the 2018 LTIP could not exceed in the aggregate 10% of the number of OP Units and vested PI Units outstanding at the time of measurement (the “2018 LTIP Share Maximum”). Grants may be made annually by the Board, or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP will occur over a period of time as determined by the Board and may include the achievement of performance metrics, also as determined by the Board in its sole discretion.

On July 11, 2023, the Company’s stockholders approved the 2023 Long-Term Incentive Plan (the “2023 LTIP”) to replace the 2018 LTIP and on July 20, 2023, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock which the Company may issue pursuant to the 2023 LTIP. Under the 2023 LTIP, the compensation committee of the Board may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP, including employees of the Adviser. Under the terms of the 2023 LTIP, 1,000,000 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “Share Reserve”), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the compensation committee and may include the achievement of performance metrics, also as determined by the compensation committee in its sole discretion.

2. Summary of Significant Accounting Policies
Basis of Accounting and Use of Estimates
The accompanying consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. References to number of properties are unaudited. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2023 and December 31, 2022 and results of operations for the years ended December 31, 2023, 2022 and 2021 have been included.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2023, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP must generally receive approval of the Board to take any actions. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 81% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of December 31, 2023. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).

Reclassifications

During the year ended December 31, 2023, the Company reclassified $1.4 million from due from Manager to accounts payable and other accrued liabilities on the December 31, 2022 consolidated balance sheet to conform to our current presentation. Certain amounts classified separately as corporate general and administrative expenses, $11.5 million and $7.3 million, and property general and administrative expenses, $17.6 million and $6.4 million, for the prior periods have been reclassified as general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021, respectively, to conform to our current presentation.

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
As of December 31, 2023, the gross balance and accumulated amortization related to the intangible lease assets were both less than $0.1 million. As of December 31, 2022, the gross balance and accumulated amortization related to the intangible lease assets was $6.3 million and $5.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $1.9 million, $9.4 million and $6.3 million, respectively, of amortization expense related to the intangible lease assets.

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates, changes in hold periods or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the years ended December 31, 2023, 2022 and 2021 the Company recorded approximately $72.3 million, $0.7 million and $0, respectively, of impairment charges on real estate assets mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). No significant impairments on operating properties were recorded during the years ended December 31, 2023, 2022 and 2021.
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
Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the year ended December 31, 2023.
Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2023 and assessed no impairment of goodwill. No impairment losses on goodwill have been recognized for the year ended December 31, 2023. The goodwill did not exist before 2023, as the Internalization that created the goodwill occurred in 2023.
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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash	$27,917	$76,751	$54,104
Restricted cash	57,703	37,998	20,893
Total cash and restricted cash	$85,620	$114,749	$74,997

Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. In response to the COVID-19 pandemic, the Company additionally has established a reserve for any accounts receivable that are not expected to be collectible, which are netted against rental income. For the years ended December 31, 2023, 2022 and 2021, rental income includes $13.5 million, $10.7 million and $6.5 million of variable lease payments, respectively.
Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale, which is presented in loss on sales of real estate on the consolidated statements of operations and comprehensive income (loss), when the derecognition criteria under ASC 610-20 have been met.
Redeemable Securities
Included in the Company’s consolidated balance sheets are redeemable noncontrolling interests in the OP, redeemable noncontrolling interests in consolidated VIEs, and 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. The Company accounts for these under the provisions of ASC Topic 480-10-S99-3A, paragraph 15(b).
In accordance with ASC Topic 480-10-S99, since the redeemable noncontrolling interests in the OP and redeemable noncontrolling interests in consolidated VIEs have a redemption feature, they are measured at their redemption value if such value exceeds the carrying value of interests. The redemption value is based on the NAV per unit at the measurement date. The offset to the adjustment to the carrying amount of the redeemable noncontrolling interests in the OP and redeemable noncontrolling interests in consolidated VIEs is reflected in the Company’s additional paid-in capital on the consolidated balance sheets. In accordance with ASC Topic 480-10-S99, the Series A Preferred Stock is measured at its carrying value plus the accretion to its future redemption value on the balance sheet. The accretion is reflected in the Company’s dividends on and accretion to redemption value of Series A redeemable preferred stock on the consolidated statements of operations and comprehensive income (loss).

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of the Company’s Common Stock outstanding, which excludes any unvested RSUs and PI Units issued pursuant to the 2018 LTIP or the 2023 LTIP. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effects of the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock. During periods of net loss, the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Common Stock is anti-dilutive and is not included in the calculation of earnings (loss) per share. The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
Numerator for loss per share:
Net (loss)/income	$(280,147)	$(49,662)	$61
Less:
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,828	8,891	8,837
Net loss attributable to redeemable noncontrolling interests in the OP	(42,025)	(7,489)	(144)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(22,694)	(11,695)	—
Net loss attributable to noncontrolling interests in consolidated VIEs	(3,296)	(536)	—
Net loss attributable to stockholders	$(220,960)	$(38,833)	$(8,632)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	24,712	24,599	15,366
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—
Weighted average common shares outstanding - diluted	24,712	24,599	15,366

Earnings (loss) per weighted average common share:
Basic	$(8.94)	$(1.58)	$(0.56)
Diluted	$(8.94)	$(1.58)	$(0.56)

(1)
For the years ended December 31, 2023, 2022 and 2021, excludes approximately 5,004,000 shares, 4,353,000 shares and 4,067,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook reportable segment, the Company had a geographic market concentration in one market (Cincinnati) that represents more than 10% of the total gross book value of SFR homes as of December 31, 2023.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2023, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASU 2020-04 related to replacing the source of hedged transactions. After LIBOR cessation on June 30, 2023, the Company elected to utilize the practical expedients to not reassess previous accounting determinations and to not dedesignate hedge relationships due to a change in critical terms and the option to change the contractual terms of a hedging instrument while not dedesignating the hedging relationship.
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2023.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under ASU 2023-07. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating ASU 2023-07 to determine its impact on the Company's disclosures.

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
As of December 31, 2023, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 21,843 properties in the VineBrook reportable segment and 2,569 properties in the NexPoint Homes reportable segment, through 14 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of December 31, 2023, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 7) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	65	$6,110	100%	Yes	$4,912
NREA VB II, LLC	164	16,759	100%	Yes	10,481
NREA VB III, LLC	1,308	122,783	100%	Yes	69,207
NREA VB IV, LLC	382	38,067	100%	Yes	23,610
NREA VB V, LLC	1,824	129,595	100%	Yes	105,370
NREA VB VI, LLC	271	26,789	100%	Yes	18,157
NREA VB VII, LLC	34	2,922	100%	Yes	2,907
True FM2017-1, LLC	199	19,041	100%	Yes	9,323
VB One, LLC	9,007	1,205,727	100%	No	824,387
VB Two, LLC	1,679	164,248	100%	No	110,157
VB Three, LLC	3,868	561,655	100%	No	338,387
VB Five, LLC	126	14,675	100%	Yes	5,281
VB Eight, LLC	140	19,773	100%	No	—
VineBrook Homes Borrower 1, LLC	2,776	398,093	100%	Yes	392,180
NexPoint Homes	2,569	761,194	81%	No	473,518
	24,412	$3,487,431			$2,387,877	(2)
(1)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC, VB Eight, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of December 31, 2023, NexPoint Homes had approximately $103.1 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes and the SFR OP Note Payable (as defined in Note 7) as of December 31, 2023.

4. Real Estate Assets
As of December 31, 2023, the Company, through the OP and its SPE subsidiaries, owned 24,412 homes, including 21,843 homes in the VineBrook reportable segment and 2,569 homes in the NexPoint Homes reportable segment. As of December 31, 2022, the Company through the OP and its SPE subsidiaries, owned 27,211 homes, including 24,657 homes in the VineBrook reportable segment and 2,554 homes in the NexPoint Homes reportable segment. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2022	$632,278	$3,098,258		$6,319	$3,360	$3,740,215	$(171,648)
Additions	467	122,276	(2)	—	2,096	124,839	(127,481)	(3)
Transfers to held for sale	(72,615)	(337,834)		(40)	393,019	(17,470)	17,470
Write-offs	—	44		(6,265)	—	(6,221)	6,221
Dispositions	(83)	(2,333)		—	(266,263)	(268,679)	(96)
Impairment	—	(7,656)	(4)	—	(77,597)	(85,253)	—
Real Estate Balances, December 31, 2023	$560,047	$2,872,755		$14	$54,615	$3,487,431	$(275,534)
(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $8.5 million and other capitalizable costs outlined in (1) above of approximately $4.2 million.
(3)Accumulated depreciation and amortization activity excludes approximately $0.4 million of depreciation and amortization related to assets not classified as real estate investments.
(4)During the year ended December 31, 2023, there was a casualty event in the Portales market resulting in casualty impairments of $7.5 million on assets held for use which is included in the impairment activity above, partially offset by $7.4 million of insurance recoveries.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized depreciation expense of approximately $126.1 million, $90.6 million and $42.3 million, respectively.
Real estate acquisitions and dispositions
During the year ended December 31, 2023, the Company, through the OP, acquired two homes within the VineBrook reportable segment. During the year ended December 31, 2023, the Company, through its consolidated investment in NexPoint Homes, acquired 19 homes. See Note 5 for additional information about NexPoint Homes.
During the year ended December 31, 2023, the Company, through the OP, disposed of 2,821 homes within the VineBrook reportable segment. During the year ended December 31, 2023, the Company, through its consolidated investment in NexPoint Homes, disposed of four homes. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
On August 3, 2022, VB Five, LLC, an indirect subsidiary of the Company, entered into a purchase agreement under which the VB Five, LLC agreed to acquire a portfolio of approximately 1,610 SFR homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, VB Five, LLC entered into a purchase agreement under which VB Five, LLC agreed to acquire a portfolio of approximately 1,289 SFR homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and VB Seven, LLC forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and VB Seven, LLC forfeited its initial deposit of approximately $17.7 million. The total initial deposit forfeitures of $41.0 million from the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the year ended December 31, 2023, the Company recorded approximately $75.7 million of impairment charges on real estate assets held for sale. The impairment charges recorded include approximately $3.4 million of casualty related impairment for the year ended December 31, 2023, and are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023, there are 595 homes that are classified as held for sale. These held for sale properties have a carrying amount of approximately $54.6 million.
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
On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Notes and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations. Subsequent to June 8, 2022, NexPoint Homes repaid $30.5 million of the NexPoint Homes Convertible Notes and the balance of the NexPoint Homes Convertible Notes was $19.5 million as of December 31, 2023. The NexPoint Homes Convertible Notes held by the Company are eliminated in consolidation.
On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of December 31, 2023, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $238.4 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.
See Note 7 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.

Consolidation of NexPoint Homes
Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and has the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns approximately 81% of the outstanding equity of NexPoint Homes as of December 31, 2023 and the parties that beneficially own approximately 99% of the SFR OP are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.
On June 30, 2023, the general partner of the SFR OP executed the Second Amended and Restated Limited Partnership Agreement of the NexPoint SFR Operating Partnership, L.P. (the “Second OP LPA”) which subdivided and reclassified the outstanding SFR OP Units into Class A, Class B and Class C Common Units. The Second OP LPA generally provides that the newly created Class A Common Units and Class B Common Units will each have 50.0% of the voting power of the SFR OP Units, including with respect to the election of directors to the board of directors of the SFR OP. The Class C Common Units have no voting power. The reclassification of the SFR OP Units did not have a material effect on the economic interests of the holders of the SFR OP Units. In connection with the Second OP LPA, the SFR OP Units held by NexPoint Homes were reclassified into Class A Common Units. As of December 31, 2023, the Company determined it was still appropriate to consolidate NexPoint Homes.

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
Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At December 31, 2023, the Company had no material unrealized or realized gains or losses related to the investment.

7. Debt
As of December 31, 2023, the VineBrook Homes reportable segment had approximately $1.9 billion of debt outstanding, and the NexPoint Homes reportable segment had $576.6 million of debt outstanding. See the summary table below for further information on the Company's outstanding debt. Additionally, we have included a summary of any significant changes in debt agreements during the year ended December 31, 2023 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III in full. As of December 31, 2023, the JPM Facility had $11.6 million in available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million (the “ABS I Loan”).
Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan.
The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan of Class F certificates (“Class F Certificates”) with a total principal amount of $39.1 million. The Company evaluated the purchased Class F Certificates as a variable interest in the trust and concluded that the Class F certificates will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $39.1 million of purchased Class F certificates are reflected as asset-backed securitization certificates in the Company’s consolidated balance sheets. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility.

The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,776 SFR homes, and as of December 31, 2023, approximately 11.37% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
The following table contains summary information regarding the ABS I Loan (other than Tranche F, which the OP acquired) as of December 31, 2023 (dollars in thousands):

Tranche	Principal	Par Value	Price	Tranche Discount	Net Proceeds	Interest Rate	Maturity
Tranche A	$178,375	$100.00	$92.63	$13,147	$165,228	4.9235%	12/8/2028
Tranche B	38,607	100.00	90.85	3,534	35,073	4.9235%	12/8/2028
Tranche C	30,788	100.00	89.68	3,177	27,611	4.9235%	12/8/2028
Tranche D	43,005	100.00	85.19	6,368	36,637	4.9235%	12/8/2028
Tranche E1	50,092	100.00	79.96	10,041	40,051	4.9235%	12/8/2028
Tranche E2	12,217	100.00	76.68	2,849	9,368	4.9235%	12/8/2028
Total ABS I Loan	$353,084			$39,115	$313,969	4.9235%
Bridge Facility III
On December 21, 2023, we repaid the Bridge Facility III in full. In connection with the Bridge Facility III payoff, we incurred approximately $0.5 million of extinguishment costs, which are included in loss on extinguishment of debt and comprehensive (loss)/income on the consolidated statements of operations.
Warehouse Facility
On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates under the Series B Preferred Offering, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. The outstanding balance on the Warehouse Facility as of December 31, 2023 is approximately $824.4 million, which is below the required Commitment Reduction.
PNC Loans

In connection with the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III matured on February 19, 2024 and will mature on December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The PNC Loan I was paid off in full in February 2024. The balances of these loans are included in notes payable on the consolidated balance sheet.

NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook reportable segment, as of December 31, 2023, the NexPoint Homes reportable segment had $576.6 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of the NexPoint Homes MetLife Note 1 (as defined in Note 5), the NexPoint Homes MetLife Note 2 (as defined below), NexPoint Homes KeyBank Facility (as defined below), the SFR OP Note Payable (as defined below) and the SFR OP Convertible Notes (as defined in Note 13). See the summary table below for further information on the debt of the NexPoint Homes reportable segment.
NexPoint Homes MetLife Note 2
On August 12, 2022, a subsidiary of SFR OP as borrower closed a $200 million delayed draw facility with Metropolitan Life Insurance Company, as lender (the “NexPoint Homes MetLife Note 2”). The NexPoint Homes MetLife Note 2 matures on August 12, 2027 and bears interest at a fixed rate of 5.44%. As of December 31, 2023, approximately $174.6 million has been drawn on the NexPoint Homes MetLife Note 2.
NexPoint Homes KeyBank Facility
On August 12, 2022, a subsidiary of SFR OP as borrower closed a $75 million revolver facility with KeyBank, as lender (the “NexPoint Homes KeyBank Facility”). On December 30, 2022, a subsidiary of SFR OP as borrower closed on an additional $10 million on the NexPoint Homes KeyBank Facility, bringing the total commitment to $85 million as of December 31, 2022. The NexPoint Homes KeyBank Facility matures on August 12, 2025, and bears interest at a floating rate of 185 to 270 basis points depending on the borrower’s leverage ratio over SOFR. As of December 31, 2023, approximately $60.5 million has been drawn on the NexPoint Homes KeyBank Facility. Subsequent to December 31, 2023, the NexPoint Homes KeyBank Facility was amended (see Note 17). In connection with the amendment, the NexPoint Homes KeyBank Facility maturity date was modified to be September 30, 2024.
SFR OP Note Payable
On October 25, 2023, the SFR OP as borrower entered into a promissory note with NexPoint Diversified Real Estate Trust Operating Partnership, L.P. as lender (the "SFR OP Note Payable") for $0.5 million. The SFR OP Note Payable matures on April 25, 2024 and bears interest at a fixed rate of 8.80%.
As of December 31, 2023, the Company is in compliance with or received waivers on all debt covenants in all of its debt agreements.
Reference Rate Reform

LIBOR ceased publication on June 30, 2023. Beginning on July 1, 2023, the Initial Mortgage, which previously used one-month LIBOR as the reference rate, transitioned to the 30-day average SOFR. The transition included a 0.1145% spread adjustment.
The weighted average interest rate of the Company’s debt was 6.6245% as of December 31, 2023 and 6.0684% as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.6860% and 4.9101%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of December 31, 2023, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.2219% on its combined $1.5 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.5 billion of the Company’s floating rate indebtedness (see Note 8).

The following table contains summary information of the Company’s debt as of December 31, 2023 and December 31, 2022 (dollars in thousands):

		Outstanding Principal as of
	Type	December 31, 2023	December 31, 2022	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$234,644	$240,408	7.01%	12/1/2025
Warehouse Facility	Floating	824,387	1,270,000	8.01%	11/3/2025	(2)
JPM Facility	Floating	338,387	320,000	8.23%	1/31/2025	(3)
Bridge Facility III	Floating	—	75,000	10.35%	12/31/2023
ABS I Loan	Fixed	392,180	—	4.92%	12/8/2028
MetLife Note	Fixed	110,157	124,279	3.25%	1/31/2026
TrueLane Mortgage	Fixed	9,323	10,143	5.35%	2/1/2028
Crestcore II Note	Fixed	2,670	4,651	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,611	4,135	5.12%	7/9/2029
PNC Loan I	Fixed	18	—	3.59%	2/19/2024
PNC Loan II	Fixed	65	—	3.70%	12/29/2024
PNC Loan III	Fixed	177	—	3.69%	12/15/2025
Total VineBrook reportable segment debt		$1,914,619	$2,048,616
NexPoint Homes MetLife Note 1	Fixed	238,428	233,545	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	171,209	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	60,500	62,500	8.05%	9/30/2024
SFR OP Note Payable	Fixed	500	—	8.80%	4/25/2024
SFR OP Convertible Notes (4)	Fixed	102,557	100,100	7.50%	6/30/2027
Total debt		2,491,194	2,615,970
Debt premium, net (5)		305	378
Debt discount, net (6)		(39,115)	—
Deferred financing costs, net of accumulated amortization of $22,796 and $12,995, respectively		(18,710)	(15,119)
		2,433,674	2,601,229

(1)
Represents the interest rate as of December 31, 2023. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of December 31, 2023 was 5.3441%, daily SOFR as of December 31, 2023 was 5.3800% and one-month term SOFR as of December 31, 2023 was 5.3547%.

(2)
This is the maturity for the Warehouse Facility after extension options have been exercised. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The initial maturity date before extensions is November 3, 2024.

(3)	This is the initial maturity date for the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
(4)	The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.
(5)	The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(6)	The Company reflected a discount on ABS I Loan which is amortized into interest expense over the remaining term of the debt.

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2023 are as follows (in thousands):

	Total
2024	$63,868
2025	1,395,548	(1) (2)
2026	110,558
2027	515,997
2028	400,851
Thereafter	4,372
Total	$2,491,194

(1)	Assumes the Company exercises the extension options on the Warehouse Facility. The stated maturity date before extensions is November 3, 2024.
(2)	Includes the maturity of the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility and JPM Facility of approximately $1.2 billion within 12 months of the financial statement issuance date. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations and (vii) employ some combination of (i) - (vi). These plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the years ended December 31, 2023, 2022 and 2021, amortization of deferred financing costs of approximately $9.8 million, $8.0 million and $3.9 million, respectively, is included in interest expense on the consolidated statements of operations and comprehensive income (loss).
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $1.0 million, $3.5 million, and $0.0 million of debt extinguishment costs, respectively, which are included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).

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
Derivative Financial Instruments and Hedging Activities
The Company manages interest rate risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has entered into an interest rate cap and interest rate swaps to manage exposures that arise from changes in interest rates. The Company’s derivative financial instruments are used to manage the Company’s risk of increased cash outflows from the floating rate loans that may result from rising interest rates, in particular the reference rate for the loans, which include daily SOFR and one-month term SOFR. In order to minimize counterparty credit risk, the Company has entered into and expects to enter in the future into hedging arrangements and intends to only transact with major financial institutions that have high credit ratings.
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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2023, December 31, 2022 and December 31, 2021 were classified as Level 2 of the fair value hierarchy.
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
As of December 31, 2023, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index		Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	Daily SOFR	(1)	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(1)	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(1)	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	Daily SOFR	(1)	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	Daily SOFR	(1)	20,000	0.9140%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	(2)	100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	(2)	100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR	(2)	50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	(2)	100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	(2)	100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR	(2)	100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR	(2)	100,000	2.6860%
4/3/2023	11/1/2025	Mizuho	Daily SOFR	(2)	250,000	3.5993%
					$1,220,000	2.3994%	(3)

(1)
These interest rate swaps previously referenced one-month LIBOR, which ceased publication on June 30, 2023. Beginning July 1, 2023, these interest rate swaps transitioned to daily SOFR plus 0.1145% for the floating rate. As of December 31, 2023, daily SOFR was 5.3800%.

(2)	As of December 31, 2023, daily SOFR was 5.3800%.
(3)	Represents the weighted average fixed rate of the interest rate swaps which have a combined weighted average fixed rate of 2.3994%.
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
As of December 31, 2023, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of December 31, 2023	Strike Rate
Interest Rate Cap	$300,000	Warehouse Facility	One-Month Term SOFR	5.3547%	1.50%

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$34,194	$49,244	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	14,222	21,569	—	—
Total		$48,416	$70,813	$—	$—

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		For the Year Ended December 31,
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	2023	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized gain/(loss) on interest rate hedges	$(15,050)	$52,833	$11,863

Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	(7,319)	8,881	—
Total		$(22,369)	$61,714	$11,863
Financial assets and liabilities for which the carrying values approximate their fair values include cash, restricted cash, accounts receivable, asset-backed securitization certificates, accounts payable, and security deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets. The Company believes the carrying value of each outstanding loan approximates fair value based on the nature, term and interest rate of each loan. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$2,491,194	$2,365,209	$2,615,970	$2,515,475
The following table sets forth a summary of the Company’s held for sale assets and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at December 31, 2023
Real estate assets - impaired at March 31, 2023	$125	$—	$—	$125
Real estate assets - impaired at June 30, 2023	$1,093	$—	$—	$1,093	(1)
Real estate assets - impaired at September 30, 2023	$21,715	$—	$—	$21,715
Real estate assets - impaired at December 31, 2023	$35,997	$—	$—	$36,997

(1)
Real Estate assets impaired at June 30, 2023 include $38.1 million of assets impaired related to a casualty event in the Portales market which are included in operating real estate. Total casualty impairment for these properties was $7.5 million, partially offset by $7.4 million of insurance recoveries, which are recorded in loss on sales and impairment of real estate for the year ended December 31, 2023.

9. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the year ended December 31, 2023 and issued Common Stock under the Private Offering and Common Stock under the DRIP during the years ended December 31, 2022 and 2021. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the years ended December 31, 2023, 2022 and 2021, the Company issued approximately 332,000 shares, 4,177,000 shares and 12,791,000 shares of Common Stock, respectively, for equity contributions of approximately $18.7 million, $226.9 million and $522.2 million, respectively, under the DRIP and the Private Offering.
2018 Long-Term Incentive Plan
The Company adopted the 2018 LTIP whereby the Board, or a committee thereof, may grant RSUs or PI Units to certain employees of the Adviser and the Manager, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). The 2018 LTIP provides for the 2018 LTIP Share Reserve and the 2018 LTIP Share Maximum for issuance of RSUs or PI Units. Grants may be made annually by the Board or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP occur ratably over a period of time as determined by the Board and may include the achievement of performance metrics also as determined by the Board in its sole discretion.
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

RSU Grants Under the 2018 LTIP
On December 10, 2019, a total of 73,700 RSUs were granted to certain employees of the Adviser and officers of the Company. On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On April 11, 2023, a total of 186,770 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on December 10, 2019 vest over a four-year period. The RSUs granted to certain employees of the Adviser and officers of the Company on April 11, 2023, February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock.
As of December 31, 2023, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2021	377,704		$12,405
Granted	185,111		10,022
Vested	(72,453)	(2)	(2,404)
Forfeited	(2,036)		(80)
Outstanding December 31, 2022	488,326		$19,943
Granted	186,770		11,774
Vested	(92,564)	(2)	(3,681)
Forfeited	(12,800)		(569)
Outstanding December 31, 2023	569,732		$27,467

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)
Certain grantees elected to net the taxes owed upon vesting against the shares issued resulting in 72,525 shares of Common Stock being issued for the year ended December 31, 2023 and 63,645 shares of Common Stock being issued for the year ended December 31, 2022, as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
February 15, 2024	21,729
February 17, 2024	21,442
April 11, 2024	29,960
May 11, 2024	20,318
February 14, 2025	21,729
February 17, 2025	21,442
April 11, 2025	22,029
February 17, 2026	21,442
April 11, 2026	22,029
April 11, 2027	22,029
Upon successful completion of IPO	345,583
569,732

For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $4.7 million, $3.5 million and $2.3 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023, total unrecognized compensation expense on RSUs was approximately $9.7 million, and the expense is expected to be recognized over a weighted average vesting period of 1.3 years.
Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to executives of the Manager with a target of 63,452 performance shares. Vesting of the performance shares is based on the achievement of annual Portfolio growth, annual growth of rehabilitations of properties in the Portfolio, net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. If the performance metrics are achieved, the performance shares based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio vest 25% ratably over four years and the performance shares based on the achievement of net operating income growth over the next three years and core funds from operations per share growth over the next three years vest 50% ratably over two years. As of December 31, 2023, it was determined that 23,794 performance shares were earned by executives of the Manager based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. Any unvested performance share granted to an employee is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock.
As of December 31, 2023, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares	Value (1)
Outstanding December 31, 2022	—	$—
Earned	23,794	1,433
Vested	—	—
Forfeited	—	—
Outstanding December 31, 2023	23,794	$1,433

(1)	Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is earned, which was $60.23 for the shares earned on December 31, 2023.
The vesting schedule for the outstanding performance shares is as follows:

Vest Date	Performance shares Vesting
January 1, 2025	5,949
January 1, 2026	5,948
January 1, 2027	5,949
January 1, 2028	5,948
23,794
Series B Preferred Stock
On July 31, 2023, the Company issued 2,548,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. Ohio State Life Insurance Company, an affiliate of the Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and Bridge Facility III and fund a $20.0 million reserve with KeyBank pursuant to the Consent and Sixth Amendment.

10. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
Other than PI Units, 6.50% Series A Cumulative Redeemable Preferred Units of the OP (the “Series A OP Units”) and 9.50% Series B Cumulative Redeemable Preferred Units of the OP (the “Series B OP Units” and, together with the Series A OP Units, the “OP Preferred Units”), partnership interests in the OP are represented by OP Units. Net income (loss) is allocated pro rata to holders of OP Units and PI Units based upon net income (loss) attributable to the OP and the respective members’ OP Units and PI Units held during the period. Capital contributions, distributions, and profits and losses are allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”).
The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2022	$240,647
Net loss attributable to redeemable noncontrolling interests in the OP	(42,025)
Contributions by redeemable noncontrolling interests in the OP	25,582
Distributions to redeemable noncontrolling interests in the OP	(7,577)
Redemptions by redeemable noncontrolling interests in the OP	—
Equity-based compensation	8,742
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(2,259)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	28,393
Redeemable noncontrolling interests in the OP, December 31, 2023	$251,503
As of December 31, 2023, the Company held 20,300,927 Class A OP Units, NREO held 2,763,141 Class B OP Units, NRESF held 92,206 Class C OP Units, GAF REIT held 145,510 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,265,525 Class C OP Units. As of December 31, 2023, the Company held all outstanding OP Preferred Units.
The OP LPA generally provides that the Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the board of directors of the OP (the "Partnership Board"), and that the Class C OP Units have no voting power. The original reclassification of the OP Units on September 7, 2021, did not have a material effect on the economic interests of the holders of OP Units. In connection with the subdivision and reclassification of outstanding common partnership units on September 7, 2021, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by NREO were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units. In addition, the OP LPA provides that holders of PI Units will receive Class C OP Units upon conversion of vested PI Units into OP Units.
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

PI Unit Grants Under the 2018 LTIP
In connection with the 2018 LTIP, PI Units have been issued to key personnel and senior management. On April 19, 2019, a total of 40,000 PI Units were granted; on November 21, 2019, a total of 80,399 PI Units were granted; on May 11, 2020, a total of 219,826 PI Units were granted; on November 30, 2020, a total of 11,764 PI Units were granted; on May 31, 2021, a total of 246,169 PI Units were granted; on August 10, 2022, a total of 27,849 PI Units were granted; and on February 22, 2023, a total of 79,304 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted in 2019 generally fully vest over a period of two to four years. The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an initial public offering and the PI Units granted on November 30, 2020 vest 100% ratably over four years or alternatively 100% on the successful completion of an initial public offering. The PI Units granted on August 10, 2022 and February 22, 2023 generally vest ratably over five years. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Common Stock. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

PI Unit Grants Under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, PI Units have been issued to executives of the Manager. On August 3, 2023, a total of 475,888 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted on August 3, 2023 vest 100% on February 28, 2026. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Common Stock. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
As of December 31, 2023, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2021	498,590	$16,965
Granted	27,849	1,719
Vested	(84,404)	(1,964)
Forfeited	(11,933)	(434)
Outstanding December 31, 2022	430,102	$16,286
Granted	555,192	34,328
Vested	(90,292)	(3,096)
Forfeited	(1,269)	(80)
Outstanding December 31, 2023	893,733	$47,438

(1)
Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $27.88 for the April 19, 2019 grant, $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant, $38.29 for the May 31, 2021 grant, $61.74 for the August 10, 2022 grant, $63.04 for the February 22, 2023 grant and $61.63 for the August 3, 2023 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
February 22, 2024	15,544
March 30, 2024	29,831
April 25, 2024	5,171
May 11, 2024	27,478
May 27, 2024	398
November 30, 2024	1,470
February 22, 2025	15,544
March 30, 2025	29,831
April 25, 2025	5,171
May 27, 2025	398
February 22, 2026	15,544
February 28, 2026	475,888
April 25, 2026	5,171
May 27, 2026	398
February 22, 2027	15,544
April 25, 2027	5,171
May 27, 2027	398
February 22, 2028	15,544
Upon successful completion of IPO or change in control*	229,239
893,733
*Upon successful completion of an IPO, or an earlier change in control with respect to awards held by certain key executives, an additional 229,239 PI Units will vest immediately instead of vesting ratably according to the schedule above on each of November 30, 2023 and November 30, 2024.

For the years ended December 31, 2023, 2022 and 2021, the OP recognized approximately $8.7 million, $3.0 million and $2.4 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2023, total unrecognized compensation expense on PI Units was approximately $31.7 million, and the expense is expected to be recognized over a weighted average vesting period of 1.9 years.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
December 31, 2021	21,814,248	3,626,936	25,441,184
December 31, 2022	24,615,364	3,817,375	28,432,739
December 31, 2023	25,006,237	4,266,382	29,272,619

Redeemable Noncontrolling Interests in Consolidated VIEs
Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”). As of December 31, 2023, approximately 4,665,403 SFR OP Units were held by affiliates of the Company.
The following table presents the redeemable noncontrolling interests in consolidated VIEs (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2022	$112,972
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(22,694)
Contributions by redeemable noncontrolling interests in consolidated VIEs	3,244
Distributions to redeemable noncontrolling interests in consolidated VIEs	(3,846)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	15,342
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2023	$105,018
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
The following table presents the noncontrolling interests in consolidated VIEs (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2022	$6,906
Net loss attributable to noncontrolling interests in consolidated VIEs	(3,296)
Contributions by noncontrolling interests in consolidated VIEs	8,676
Distributions to noncontrolling interests in consolidated VIEs	(540)
Redemptions by noncontrolling interests in consolidated VIEs	(4)
Noncontrolling interests in consolidated VIEs, December 31, 2023	$11,742

11. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of December 31, 2023. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027, subject to certain extensions.
The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A preferred stock, December 31, 2022	5,000,000	$121,662
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A preferred stock	—	(140)
Net income attributable to Redeemable Series A preferred stockholders	—	8,125
Dividends declared to Redeemable Series A preferred stockholders	—	(8,125)
Accretion to redemption value	—	703
Redeemable Series A preferred stock, December 31, 2023	5,000,000	$122,225
12. Income Taxes
The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. NexPoint Homes has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2023, 2022 and 2021.
If the Company fails to meet these requirements, it could be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2023, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.
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
The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of December 31, 2023. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

13. Related Party Transactions
Advisory Fee
Pursuant to the Advisory Agreement, the Company will pay the Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of the gross asset value of the Company on a consolidated basis (excluding the value of the OP’s assets but inclusive of the Company’s pro rata share of the debt held at the OP and its SPEs). The Adviser will manage the Company’s business including, among other duties, advising the Board to issue distributions, preparing our quarterly and annual consolidated financial statements prepared under GAAP, development and maintenance of internal accounting controls, management and conduct of maintaining our REIT status, calculation of our NAV and recommending the appropriate NAV to be set by the Board, processing of sales of Common Stock through the Private Offering, reporting to holders of Common Stock, our tax filings, and other responsibilities customary for an external advisor to a business similar to ours. With certain specified exceptions, the advisory fee together with reimbursement of operating and offering expenses may not exceed 1.5% of average total assets of the Company and the OP, as determined in accordance with GAAP on a consolidated basis, at the end of each month (or partial month) (i) for which any advisory fee is calculated or (ii) during the year for which any expense reimbursement is calculated.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred advisory fees of approximately $19.0 million, $16.1 million and $8.3 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023 the Company has $19.7 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
Management Fee
Prior to the Internalization, the equity holders of the Manager were holders of noncontrolling interests in the OP and comprise a portion of the VineBrook Contributors. Through this noncontrolling ownership, the Manager was deemed to be a related party. Pursuant to the Management Agreements, the OP will pay the Manager (i) an acquisition fee equal to 1.0% of the purchase price paid for any new property acquired during the month, (ii) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any newly acquired property, and (iii) a property management fee monthly in arrears equal to a percentage of collected rental revenues for all properties during the month as follows:
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
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager could earn in any fiscal year were capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees could not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Common Stock and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap were payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceed the Manager Cash Cap were rebated back to the OP. No Manager Cash Cap rebate was recorded for the year ended December 31, 2023. For the year ended December 31, 2022, $0.7 million was recorded as a Manager Cap rebate as a reduction to property management fees on the consolidated statements of operations and comprehensive income (loss).

Prior to and following the Internalization, the Manager is responsible for the day-to-day management of the properties, acquisition of new properties, disposition of existing properties (with acquisition and disposition decisions made under the approval of the investment committee and the Board), leasing the properties, managing resident issues and requests, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. On August 3, 2023, we completed the Internalization of our Manager following which the VineBrook Portfolio is internally managed, and our employees are responsible for the day-to-day management of the VineBrook Portfolio. See Note 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
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

As of the date of the Internalization, approximately $2.1 million was due to the Manager, net of receivables due from the Manager, which was settled as an intercompany transaction following the consolidation of the Manager on August 3, 2023. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

		For the Year Ended December 31,
	Location on Financial Statements	2023 (1)	2022	2021
Fees Incurred
Property management fees	Statement of Operations	$10,326	$13,196	$7,115
Acquisition fees	Balance Sheet	4	10,391	9,216
Construction supervision fees	Balance Sheet	7,590	17,907	6,739

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	23,339	27,772	15,462
Other reimbursements	Balance Sheet and Statement of Operations	1,600	1,817	855
Totals		$42,859	$71,083	$39,387

(1)	Following the Internalization of the Manager on August 3, 2023, the Manager became a consolidated entity and as such activity following that date is excluded from the table above.
Internalization of the Adviser
The Company may acquire all of the outstanding equity interests of the Adviser (an “Adviser Internalization”) under certain provisions (a “Purchase Provision”) of the Advisory Agreement to effect an Adviser Internalization upon the payment of a certain fee (an “Adviser Internalization Fee”). If the Company determines to acquire the equity interests of the Adviser, the applicable Purchase Provision of the Advisory Agreement provides that the Adviser must first agree to such acquisition and that the Company will pay the Adviser an Adviser Internalization Fee equal to three times the total of the prior 12 months’ advisory fee, payable only in capital stock of the Company.

Internalization of the Manager
On June 28, 2022, the OP notified the Manager that it elected to exercise its purchase provision of the Manager under the Side Letter. On August 3, 2023, the OP, VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc. and certain individuals set forth therein (each a “Contributor” and collectively, the “Contributors”) and Dana Sprong, solely in his capacity as the representative of the Contributors (the “Contributors Representative”) entered into the Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager (the “Internalization”). As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. See Note 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
Series B Preferred Offering
Ohio State Life Insurance Company, an affiliate of the Company's Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering (See Note 9).
Termination Fees Payable to the Adviser
If the Advisory Agreement is terminated without cause by the Company or the SPE, as applicable, or is otherwise terminated under certain conditions, the Adviser, will be entitled to an Adviser Termination Fee in the amount of three times the prior 12 months’ advisory fee. In addition to termination by the Company without cause, the Adviser will be entitled to the Termination Fee if the Adviser terminates the Advisory Agreement without cause or terminates the agreement due to the occurrence of certain specified breaches of the Advisory Agreement by the Company. The Advisory Agreement may be terminated without cause by the Company or the Adviser with 180 days’ notice prior to the expiration of the then-current term.
Advance Acquisition and Construction Fee Advances Paid to the Manager
Pursuant to the Side Letter, the Manager could request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance was repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item due from Manager on the consolidated balance sheets. As of the date of the Internalization and December 31, 2022, the Company recorded no receivable for Fee Advances.
Backstop Loans to the Manager
Pursuant to the Side Letter, in the event the Manager did not have sufficient cash flow from operations to meet its budgeted obligations under the Management Agreements, the Manager could from time to time request from the Company a temporary loan (the “Backstop Loan”) to satisfy the shortfall. Backstop Loans were interest free, could be prepaid at any time and could not exceed a principal amount that is in the aggregate equal to the lesser of the fee paid in connection with the Internalization (the “Internalization Fee”) or a termination fee if the applicable Management Agreement is terminated without cause (the “Termination Fee”). Unless otherwise repaid, each Backstop Loan was payable upon termination of the applicable Management Agreement. Backstop Loans are included in the line item due from Manager on the consolidated balance sheets. As of the date of the Internalization, the balance of the Backstop Loan was $0.7 million, which was settled upon the completion of the Internalization. As of December 31, 2022, the balance of the Backstop Loan due from the Manager was approximately $0.7 million, which is included as a reduction in payables in the line item due to Manager on the consolidated balance sheets. The Side Letter was terminated in connection with the Internalization.
Dealer Manager Fees
Investors were charged a dealer manager fee of between 0.50% and 3.00% of gross investor equity by the Dealer Manager for sales of Common Stock pursuant to the Private Offering, subject to certain breakpoints and various terms of the Dealer Manager Agreements. At the sole discretion of the Dealer Manager, the dealer manager fee could be partially or fully waived. The dealer manager fee is paid to an affiliate of the Adviser. The Private Offering closed on September 14, 2022.

Organization and Private Offering Expenses
Offering and organizational expenses (“O&O Expenses”) could be incurred in connection with sales in the Private Offering at the discretion of the Company and were borne by investors through a fee of up to 0.50% of gross investor equity for sales through Raymond James and up to 1.00% of gross investor equity for other sales. O&O Expenses were intended to reimburse the Company, Adviser and Placement Agents for the costs of maintaining the Private Offering and selling costs incurred in raising equity under the Private Offering. Payments for bona fide expenses and reimbursements are O&O Expenses which are recorded as a reduction to equity.

NexBank
The Company and the OP maintain bank accounts with an affiliate of the Adviser, NexBank N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. As of December 31, 2023, in the VineBrook reportable segment, the Company and OP had approximately $0.1 million and less than $0.1 million, respectively, in cash at NexBank. As of December 31, 2022, in the VineBrook reportable segment, the Company and OP had approximately $23.1 million and $16.0 million, respectively, in cash at NexBank. As of December 31, 2023, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately $0.1 million and $0.1 million, respectively, in cash at NexBank. As of December 31, 2022, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately $1.6 million and $0.3 million, respectively, in cash at NexBank.
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of December 31, 2023, these affiliates had contributed approximately $116.2 million of equity to NexPoint Homes. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of December 31, 2023, the total principal outstanding on the SFR OP Convertible Notes was approximately $102.6 million (excluding amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the year ended December 31, 2023, the SFR OP recorded approximately $7.6 million of interest expense related to the SFR OP Convertible Notes. As of December 31, 2023 and December 31, 2022, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
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
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt of equity capital for NexPoint Homes. For the year ended December 31, 2023, NexPoint Homes incurred advisory fees of approximately $2.8 million in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2022, no fees were collected by the NexPoint Homes Adviser in connection with the NexPoint Homes Advisory Agreement as the NexPoint Homes Adviser waived approximately $2.3 million of fees through December 31, 2022. As of December 31, 2023, NexPoint Homes has $2.8 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

The NexPoint Homes portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement, dated June 8, 2022 (the “NexPoint Homes Management Agreement”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee, an asset management fee, and a property management fee. The acquisition fee is paid at closing of homes, the construction fee and asset management fee are paid monthly in arrears and the property management fee is paid in the month in which the fee is earned. For the years ended December 31, 2023 and 2022, approximately $3.0 million and $15.7 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement. Related to the fees earned by the NexPoint Homes Manager for the year ended December 31, 2023, approximately $1.8 million were expensed and $1.1 million were capitalized to the property basis based on the nature of the fee. Related to the fees earned by the NexPoint Homes Manager for the year ended December 31, 2022, approximately $0.2 million were expensed and $15.5 million were capitalized to the property basis based on the nature of the fee.

14. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2023, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource Operations, LLC (“HomeSource”) in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NREA received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of approximately $16.0 million, inclusive of costs and interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration. The Company is not a defendant in the Texas lawsuit, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. Given the early stage of the lawsuit, the Company is unable to assess a likely outcome or potential liability at the time.
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

15. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the years ended December 31, 2023 and 2022, the majority of the Company’s operations are included within the Company’s primary reportable segment, VineBrook, as the NexPoint Homes reportable segment was recently formed on June 8, 2022. For the year ended December 31, 2021, the Company had one reportable segment, VineBrook. All corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Year Ended December 31,
	2023			2022			2021
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss	Revenues	Expenses	Net income
VineBrook	$303,774	$415,067	$(227,563)	$246,936	$275,333	$(31,223)	$156,941	$156,882	$61
NexPoint Homes	47,334	87,783	(52,584)	22,395	41,033	(18,439)	—	—	—
Total Company	$351,108	$502,850	$(280,147)	$269,331	$316,366	$(49,662)	$156,941	$156,882	$61
The following presents select balance sheet data for the reportable segments (in thousands):

	As of December 31, 2023			As of December 31, 2022
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,671,621	$761,195	$3,432,816	$2,985,314	$751,541	$3,736,855
Accumulated depreciation and amortization	(233,694)	(41,840)	(275,534)	(155,957)	(15,691)	(171,648)
Net operating real estate investments	2,437,927	719,355	3,157,282	2,829,357	735,850	3,565,207
Real estate held for sale, net	54,615	—	54,615	3,360	—	3,360
Net real estate investments	2,492,542	719,355	3,211,897	2,832,717	735,850	3,568,567
Other assets	211,512	29,931	241,443	218,535	48,285	266,820
Total assets	$2,704,054	$749,286	$3,453,340	$3,051,252	$784,135.00	$3,835,387

Liabilities
Debt payable, net	$1,858,946	$574,728	$2,433,674	$2,035,991	$565,238.00	$2,601,229
Other liabilities	115,330	29,377	144,707	113,819	16,824	130,643
Total liabilities	$1,974,276	$604,105	$2,578,381	$2,149,810	$582,062.00	$2,731,872

16. Internalization of the Manager
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into the Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of sending the notice (“Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its right to purchase all of the equity interests of the Manager, the Internalization Fee the Company paid to acquire the Manager was $21.9 million, prior to closing adjustments, which was fixed based on May 31, 2022 data. The Internalization Fee was paid in a combination of cash and OP Units. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a part of the Internalization of the Manager as of the date of the acquisition (in thousands). The fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related acquisition accounting are based on management's estimates and assumptions, as well as information compiled by management. Our estimates and assumptions are subject to change during the measurement period, not to exceed on year from August 3, 2023.

Cash	$2,632
Restricted cash	98
Other assets	8,041
Intangible assets	3,500
Goodwill	20,522
Accounts payable and other liabilities	(12,508)
Fair value of acquired net assets	$22,285	(1)

(1)	In addition to the Internalization Fee of $21.9 million, approximately $0.4 million of closing adjustments were included in the purchase price allocation.
17. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Asset Backed Securitization II
On February 29, 2024, the OP, via its special purpose subsidiary, VineBrook Homes Borrower 2, LLC, completed an asset backed securitization (“ABS II”) and entered into a loan agreement with BofA Securities, Inc., as sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC, as joint bookrunner and co-lead manager, Citizens JMP Securities, LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., and Truist Securities, Inc., as co-managers. The ABS II is comprised of seven components (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. For risk retention purposes, the OP purchased and retained the Class F Component, totaling $39.9 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.5000%. The net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement. The Company can use the remaining net proceeds of $51.6 million at the discretion of management.

Debt Paydowns
Subsequent to December 31, 2023, the Company paid down approximately $243.4 million on the JPM Facility. Approximately $97.7 million remained outstanding on the JPM Facility as of March 29, 2024.
Subsequent to December 31, 2023, the Company paid down approximately $38.9 million on the Warehouse Facility. Approximately $785.5 million remained outstanding on the Warehouse Facility as of March 29, 2024.
Subsequent to December 31, 2023, the Company fully paid down all outstanding principal and interest on the PNC Loan I.
Common and Preferred Dividends
On January 26, 2024, the Company approved a Common Stock dividend of $0.5301 per share for shareholders of record as of January 26, 2024 that was paid on January 30, 2024.
On February 26, 2024, the Company approved a Series A Preferred Stock dividend of $0.40625 per share of Series A Preferred Stock for Series A preferred stockholders of record as of March 25, 2024 that is to be paid on April 10, 2024.
On February 26, 2024, the Company approved a Series B Preferred Stock dividend of $0.59375 per share of Series B Preferred Stock for Series B preferred stockholders of record as of March 25, 2024 that is to be paid on April 10, 2024.
Dispositions
Subsequent to December 31, 2023, the Company disposed of 470 homes in the VineBrook reportable segment that were classified as held for sale as of December 31, 2023 for net proceeds of approximately $42.3 million.
Homes Classified as Held For Sale Subsequent to December 31, 2023
Subsequent to December 31, 2023, the Company moved 97 homes in the VineBrook reportable segment to held for sale and as of February 29, 2024, 295 homes in total were classified as held for sale.
NAV Determination
Effective on February 14, 2024, in accordance with the Valuation Methodology, the Company determined that its NAV per share calculated on a fully diluted basis was $58.95 as of December 31, 2023. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.
NexPoint Homes KeyBank Facility Amendment
On March 28, 2024, a subsidiary of SFR OP as borrower entered into a Consent and Third Amendment to NexPoint Homes KeyBank Facility, with KeyBank as administrative agent which, among other things, provides for (1) the revision of certain financial tests required under the NexPoint Homes KeyBank Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and NexPoint Homes prior to the execution of the amendment; (3) a modification of the maturity date to be September 30, 2024, with one three month extension option, subject to conditions; and (4) the commitment under the NexPoint Homes KeyBank Facility is reduced to $60.5 million.

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)
Included below is a summary of real estate and accumulated depreciation for the VineBrook reportable segment as of December 31, 2023:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2023 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition
Operating homes
Cincinnati	3,046	$350,499	$77,749	$219,089	$53,499	$77,749	$272,588	$350,337	$(39,847)	$310,490	2019-2023
Dayton	2,736	231,895	49,655	147,379	34,699	49,655	182,078	231,733	(30,661)	201,072	2019-2023
Columbus	1,652	182,662	40,333	110,570	31,760	40,333	142,330	182,663	(22,021)	160,642	2019-2023
St. Louis	1,867	220,364	30,535	137,448	52,381	30,535	189,829	220,364	(18,008)	202,356	2020-2023
Indianapolis	1,407	179,523	23,562	125,696	30,265	23,562	155,961	179,523	(17,270)	162,253	2019-2023
Birmingham	1,063	164,739	28,591	121,682	14,466	28,591	136,148	164,739	(13,635)	151,104	2022-2023
Columbia	960	144,843	22,370	108,431	14,041	22,370	122,472	144,842	(11,569)	133,273	2022-2023
Kansas City	1,106	157,450	22,901	107,263	27,286	22,901	134,549	157,450	(12,207)	145,243	2020-2023
Jackson	847	119,059	22,850	66,773	29,436	22,850	96,209	119,059	(7,007)	112,052	2020-2023
Memphis	1,360	160,218	24,680	99,952	35,587	24,680	135,539	160,219	(11,643)	148,576	2020-2023
Augusta	671	91,613	15,620	60,269	15,724	15,620	75,993	91,613	(6,457)	85,156	2022-2023
Milwaukee	786	104,569	12,098	63,842	28,629	12,098	92,471	104,569	(6,928)	97,641	2020-2023
Atlanta	705	126,156	23,213	94,604	8,339	23,213	102,943	126,156	(7,976)	118,180	2023
Pittsburgh	377	44,732	7,743	21,922	15,067	7,743	36,989	44,732	(2,933)	41,799	2020-2023
Pensacola	300	49,078	5,668	42,645	765	5,668	43,410	49,078	(3,333)	45,745	2023
Greenville	386	64,071	7,929	47,943	8,199	7,929	56,142	64,071	(4,687)	59,384	2022-2023
Little Rock	269	30,378	4,576	15,609	10,194	4,576	25,803	30,379	(1,789)	28,590	2020-2023
Huntsville	278	47,043	6,543	34,375	6,125	6,543	40,500	47,043	(3,094)	43,949	2022-2023
Raeford	250	32,774	3,335	28,665	773	3,335	29,438	32,773	(2,308)	30,465	2023
Portales	350	43,224	4,820	34,884	3,520	4,820	38,404	43,224	(2,374)	40,850	2023
Omaha	292	41,176	3,655	29,472	8,050	3,655	37,522	41,177	(2,762)	38,415	2020-2023
Triad	221	37,075	6,270	25,531	5,274	6,270	30,805	37,075	(2,445)	34,630	2022-2023
Montgomery	310	46,846	7,285	31,043	8,517	7,285	39,560	46,845	(2,679)	44,166	2022-2023
Charleston	9	1,957	419	1,512	26	419	1,538	1,957	(61)	1,896	2023
Total VineBrook operating homes	21,248	2,671,944	452,400	1,776,599	442,622	452,400	2,219,221	2,671,621	(233,694)	2,437,927
VineBrook homes held for sale	595	—	11,032	43,583	—	11,032	43,583	54,615	—	54,615	2019-2023
Total VineBrook homes	21,843	$2,671,944	$463,432	$1,820,182	$442,622	$463,432	$2,262,804	$2,726,236	$(233,694)	$2,492,542

(1)	The unaudited aggregate cost of real estate for the VineBrook reportable segment in the table above for federal income tax purposes was approximately $3.0 billion as of December 31, 2023.
(2)	Balances include intangible lease assets.

S- 1

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)
Included below is a summary of real estate and accumulated depreciation for the NexPoint Homes reportable segment as of December 31, 2023 and a reconciliation to consolidated real estate and accumulated depreciation as of December 31, 2023:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2023 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition
Operating homes
Atlanta	211	$77,823	$10,203	$61,768	$4,366	$10,203	$66,134	$76,337	$(3,834)	$72,503	2023
Birmingham	133	40,655	5,615	33,235	1,596	5,615	34,831	40,446	(2,230)	38,216	2023
Charlotte	68	23,738	3,436	19,517	522	3,436	20,039	23,475	(1,045)	22,430	2023
Dallas/Ft Worth	51	18,686	3,115	15,276	373	3,115	15,649	18,764	(754)	18,010	2023
Fayetteville	440	131,294	17,767	108,327	4,294	17,767	112,621	130,388	(7,263)	123,125	2023
Huntsville	71	25,146	3,813	19,954	1,304	3,813	21,258	25,071	(1,220)	23,851	2023
Kansas City	146	39,538	6,419	32,488	1,153	6,419	33,641	40,060	(2,183)	37,877	2023
Little Rock	210	58,256	8,274	48,208	2,233	8,274	50,441	58,715	(3,531)	55,184	2023
Memphis	158	43,373	7,090	36,219	805	7,090	37,024	44,114	(2,291)	41,823	2023
Oklahoma City	514	149,058	19,508	122,615	5,296	19,508	127,911	147,419	(8,444)	138,975	2023
San Antonio	199	49,210	7,920	41,082	987	7,920	42,069	49,989	(2,838)	47,151	2023
Triad	50	15,451	1,785	12,039	1,316	1,785	13,355	15,140	(989)	14,151	2023
Tulsa	176	49,017	6,801	39,866	2,224	6,801	42,090	48,891	(2,893)	45,998	2022 - 2023
Other (3)	142	42,467	5,901	34,962	1,523	5,901	36,485	42,386	(2,325)	40,061	2022 - 2023
Total NexPoint Homes operating homes	2,569	763,712	107,647	625,556	27,992	107,647	653,548	761,195	(41,840)	719,355
NexPoint Homes homes held for sale	—	—	—	—	—	—	—	—	—	—
Total NexPoint Homes homes	2,569	763,712	107,647	625,556	27,992	107,647	653,548	761,195	(41,840)	719,355
Total VineBrook homes	21,843	2,671,944	463,432	1,820,182	442,622	463,432	2,262,804	2,726,236	(233,694)	2,492,542
Total consolidated homes	24,412	$3,435,656	$571,079	$2,445,738	$470,614	$571,079	$2,916,352	$3,487,431	$(275,534)	$3,211,897

(1)
The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was approximately $3.5 billion as of December 31, 2023. The unaudited aggregate cost of real estate for the NexPoint Homes reportable segment in the table above for federal income tax purposes was approximately $761.2 million as of December 31, 2023.

(2)	Balances include intangible lease assets.
(3)	Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
S- 2

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

A summary of consolidated activity for real estate and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Gross operating real estate:
Balance, beginning of year	$3,736,855	$1,726,948	$754,467
Acquisitions and building improvements	122,743	2,014,721	978,661
Dispositions and transfers to held for sale	(412,905)	—	—
Write-offs and impairment	(13,877)	(4,814)	(6,180)
Balance, end of year	$3,432,816	$3,736,855	$1,726,948

Accumulated depreciation and amortization:
Balance, beginning of year	$171,648	$76,789	$34,396
Depreciation expense (1)	126,066	90,597	42,312
Amortization expense	1,415	9,391	6,261
Write-offs	(6,221)	(4,814)	(6,180)
Reclassifications to held for sale	(17,374)	(315)	—
Balance, end of year	$275,534	$171,648	$76,789

(1)	Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 27.5 years.
S- 3