Form 10-Q
period 2024-03-31
VINEBROOK HOMES TRUST, INC.
filed 2024-05-17
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
____________________________________________________________
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

As of May 14, 2024, the registrant had 25,240,063 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended March 31, 2024
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, repayment of the Bridge Facility III (as defined below), repayment of the Warehouse Facility (as defined below), and the JPM Facility (as defined below), contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and
•any of the other risks included under Item 1A, “Risk Factors” in our Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2024 (our "Annual Report").
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
ii

1

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Operating real estate investments
Land	$553,923	$560,047
Buildings and improvements	2,858,656	2,872,755
Intangible lease assets	14	14
Total gross operating real estate investments	3,412,593	3,432,816
Accumulated depreciation and amortization	(304,762)	(275,534)
Total net operating real estate investments	3,107,831	3,157,282
Real estate held for sale, net	32,693	54,615
Total net real estate investments	3,140,524	3,211,897
Investments, at fair value	2,500	2,500
Cash	62,253	27,917
Restricted cash	53,552	57,703
Accounts and other receivables	12,655	20,008
Prepaid and other assets	19,664	21,236
Interest rate derivatives, at fair value	52,412	48,416
Intangible assets, net	4,758	4,045
Asset-backed securitization certificates	109,007	39,096
Goodwill	20,522	20,522
TOTAL ASSETS	$3,477,847	$3,453,340

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$1,643,104	$1,276,970
Credit facilities, net	873,623	1,156,704
Accounts payable and other accrued liabilities	48,112	52,696
Accrued real estate taxes payable	33,101	39,632
Accrued interest payable	26,020	23,122
Security deposit liability	26,153	25,909
Prepaid rents	3,173	3,348
Total Liabilities	2,653,286	2,578,381

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	122,401	122,225
Redeemable noncontrolling interests in the OP	264,423	251,503
Redeemable noncontrolling interests in consolidated VIEs	101,389	105,018
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,132,484 and 25,006,237 shares issued and outstanding, respectively	253	252
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	763,652	776,755
Distributions in excess of retained earnings	(472,039)	(423,769)
Accumulated other comprehensive income	33,564	31,208
Total Stockholders' Equity	325,455	384,471
Noncontrolling interests in consolidated VIEs	10,893	11,742
TOTAL LIABILITIES AND EQUITY	$3,477,847	$3,453,340
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$88,783	$84,497
Other income	1,502	1,608
Total revenues	90,285	86,105
Expenses
Property operating expenses	19,629	17,982
Real estate taxes and insurance	17,187	15,175
Property management fees	789	6,295
Advisory fees	5,259	4,846
General and administrative expenses	21,217	8,526
Depreciation and amortization	32,056	32,840
Interest expense	33,304	35,323
Total expenses	129,441	120,987
Loss on extinguishment of debt	(1,301)	(23)
Loss on sales and impairment of real estate, net	(3,887)	(15,853)
Investment income	273	75
Loss on forfeited deposits	—	(41,714)
Net loss	(44,071)	(92,397)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,207	2,207
Net loss attributable to redeemable noncontrolling interests in the OP	(6,611)	(13,860)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,675)	(3,213)
Net loss attributable to noncontrolling interests in consolidated VIEs	(893)	(312)
Net loss attributable to stockholders	$(33,099)	$(77,219)
Other comprehensive (loss)/income
Unrealized (loss)/gain on interest rate hedges	2,773	(9,485)
Total comprehensive (loss)/income	(41,298)	(101,882)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,207	2,207
Comprehensive (loss)/income attributable to redeemable noncontrolling interests in the OP	(6,194)	(15,283)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,675)	(3,213)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(893)	(312)
Comprehensive (loss)/income attributable to stockholders	$(30,743)	$(85,281)

Weighted average common shares outstanding - basic	25,098	24,607
Weighted average common shares outstanding - diluted	25,098	24,607

Loss per share - basic	$(1.32)	$(3.14)
Loss per share - diluted	$(1.32)	$(3.14)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended March 31, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to stockholders					—	(33,099)	—	(33,099)
Issuance of Class A common stock			110,120	1	5,861	—	—	5,862
Redemptions of Class A common stock			(19,687)	—	(1,161)	—	—	(1,161)
Equity-based compensation			35,814	—	1,375	—	—	1,375
Common stock dividends declared ($0.5301 per share)					—	(13,658)	—	(13,658)
Series B Preferred stock dividends declared						(1,513)		(1,513)
Other comprehensive income attributable to stockholders					—	—	2,356	2,356
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(17,132)	—	—	(17,132)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(2,046)	—	—	(2,046)
Balances, March 31, 2024	2,548,240	$25	25,132,484	$253	$763,652	$(472,039)	$33,564	$325,455

	Class A Common Stock
Three Months Ended March 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to stockholders			—	(77,219)	—	(77,219)
Issuance of Class A common stock	110,107	1	6,726	—	—	6,727
Equity-based compensation	44,289	—	857	—	—	857
Common stock dividends declared ($0.5301 per share)			—	(13,325)	—	(13,325)
Other comprehensive loss attributable to stockholders			—	—	(8,062)	(8,062)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(9,964)	—	—	(9,964)
Balances, March 31, 2023	24,769,760	$249	$734,748	$(250,592)	$35,937	$520,342
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(44,071)	$(92,397)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss on sales and impairment of real estate, net	3,887	15,853
Depreciation and amortization	32,056	32,840
Non-cash interest amortization	3,799	2,500
Change in fair value of interest rate derivatives included in interest expense	(1,223)	3,845
Net cash received/(paid) on derivative settlements	—	7,441
Loss on extinguishment of debt	1,301	23
Equity-based compensation	5,216	1,769
Loss on forfeited deposits	(17)	41,714
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	8,880	(2,571)
Operating liabilities	(9,873)	8,125
Net cash provided by (used in) operating activities	(45)	19,142

Cash flows from investing activities
Net proceeds from sales of real estate	50,303	14,094
Prepaid acquisition deposits	45	(175)
Insurance proceeds received	240	264
Acquisitions of real estate investments	627	(2,976)
Additions to real estate investments	(15,200)	(55,445)
Net cash provided by (used in) investing activities	36,015	(44,238)

Cash flows from financing activities
Notes payable proceeds received	303,493	8,825
Notes payable payments	(6,613)	(1,565)
Credit facilities proceeds received	2,759	10,500
Credit facilities principal payments	(287,300)	—
Financing costs paid	(4,296)	(1,681)
Proceeds from issuance of Class A common stock	(808)	—
Redemptions of Class A common stock paid	(1,649)	(17,094)
Dividends paid to common stockholders	(6,864)	(6,345)
Series B Preferred stock dividends paid	(1,513)	—
Payments for taxes related to net share settlement of stock-based compensation	237	—
Preferred stock offering costs paid	—	(90)
Series A Preferred stock dividends paid	(2,031)	(2,031)
Contributions from redeemable noncontrolling interests in the OP	(97)	520
Distributions to redeemable noncontrolling interests in the OP	(560)	(54)
Redemptions by redeemable noncontrolling interests in the OP	(457)	—
Distributions to redeemable noncontrolling interests in consolidated VIEs	—	(601)
Contributions from noncontrolling interests in consolidated VIEs	138	3,592
Distributions to noncontrolling interests in consolidated VIEs	(224)	(1,501)
Net cash used in financing activities	(5,785)	(7,525)

Change in cash and restricted cash	30,185	(32,621)
Cash and restricted cash, beginning of period	85,620	114,749
Cash and restricted cash, end of period	$115,805	$82,128

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$34,626	$32,167
Cash paid for income and franchise taxes	—	2

Supplemental Disclosure of Noncash Activities
Accrued dividends payable to common stockholders	361	251
Accrued distributions payable to redeemable noncontrolling interests in the OP	615	322
Accrued dividends payable to Series A preferred stockholders	2,031	2,031
Accrued redemptions payable to common stockholders	1,161	—
Accrued capital expenditures	(77)	2,116
Accretion to redemption value of Redeemable Series A preferred stock	176	176
Asset backed securitization certificates	71,868	—
Write off of fully amortized deferred financing costs	1,965	—
Issuance of Class A common stock related to DRIP dividends	6,434	11,774
DRIP dividends to common stockholders	(6,434)	(11,774)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	1,661	1,973
DRIP distributions to redeemable noncontrolling interests in the OP	(1,661)	(1,973)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	1,312	669
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(1,312)	(669)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	91	56
DRIP distributions to noncontrolling interests in consolidated VIEs	(91)	(56)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP and as of August 3, 2023, a wholly owned subsidiary of the Company. As of March 31, 2024, there were a combined 25,222,152 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,662,351 Class A OP Units, or 81.9%, were owned by the Company, 2,788,214 Class B OP Units, or 11.0%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 93,042 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 146,830 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,531,715 Class C OP Units, or 6.1%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the Partnership Board (defined below in Note 10), and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.
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
Between November 1, 2018 and March 31, 2024, the Company, through the SPEs (as defined in Note 3) owned by the OP, purchased 20,750 additional homes and sold 3,579 homes within the VineBrook reportable segment (see Note 15), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased zero additional homes and sold four homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 21,305 homes (the "VineBrook Portfolio") in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,565 homes (the “NexPoint Homes Portfolio”), for a total of 23,870 homes in 20 states as of March 31, 2024. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 7), proceeds from the sale of Common Stock and Preferred Stock (defined below) and excess cash generated from operations.

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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and December 31, 2023 and results of operations for the three months ended March 31, 2024 and 2023 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period.

Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2024, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP is a wholly owned subsidiary of the Company. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 81% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of March 31, 2024. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).
Reclassifications

During the period ended March 31, 2024, the Company reclassified certain amounts classified separately as corporate general and administrative expenses of $2.9 million, and property general and administrative expenses of $5.6 million, for the prior period as general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) for the period ended March 31, 2023 to conform to our current presentation.

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
As of March 31, 2024, the gross balance and accumulated amortization related to the intangible lease assets were both less than $0.1 million. As of December 31, 2023, the gross balance and accumulated amortization related to the intangible lease assets were both less than $0.1 million. For the three months ended March 31, 2024 and 2023, the Company recognized approximately $0.3 million and $1.2 million, respectively, of amortization expense related to the intangible lease assets.
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates, changes in hold periods or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three months ended March 31, 2024, the Company recorded approximately $3.2 million of impairment charges on real estate assets mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). No significant impairments on operating properties were recorded during the three months ended March 31, 2024.
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
Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three months ended March 31, 2024.

Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2023 and assessed no impairment of goodwill. No impairment losses on goodwill have been recognized for the three months ended March 31, 2024. The goodwill did not exist before August 3, 2023, as the Internalization that created the goodwill closed on August 3, 2023.
Held to Maturity Investments
Investments in debt securities that we have a positive intent and ability to hold to maturity are classified as held to maturity and are presented within asset-backed securitization certificates on our consolidated balance sheets. These investments are recorded at amortized cost. Investments are reviewed at each reporting period for declines in fair value below the amortized cost basis that are other than temporary. Interest income, including amortization of any premium or discount, is classified as investment income in the consolidated statements of operations.
In connection with the Company’s asset backed securitization transactions (as discussed in Note 7), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments. As of March 31, 2024, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next five years.
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
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023	December 31, 2023
Cash	$62,253	$48,506	$27,917
Restricted cash	53,552	33,622	57,703
Total cash and restricted cash	$115,805	$82,128	$85,620

Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended March 31, 2024 and 2023, rental income includes $3.8 million and $2.8 million of variable lease payments, respectively.
Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale when the derecognition criteria under ASC 610-20 have been met, which is included in loss on sales and impairment of real estate on the consolidated statements of operations and comprehensive income (loss).
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

	For the Three Months Ended March 31,
	2024	2023
Numerator for loss per share:
Net loss	$(44,071)	$(92,397)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,207	2,207
Net loss attributable to redeemable noncontrolling interests in the OP	(6,611)	(13,860)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,675)	(3,213)
Net loss attributable to noncontrolling interests in consolidated VIEs	(893)	(312)
Net loss attributable to stockholders	$(33,099)	$(77,219)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,098	24,607
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—
Weighted average common shares outstanding - diluted	25,098	24,607

Earnings (loss) per weighted average common share:
Basic	$(1.32)	$(3.14)
Diluted	$(1.32)	$(3.14)

(1)
For the three months ended March 31, 2024 and 2023, excludes approximately 5,436,000 shares and 4,471,500 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments, VineBrook and NexPoint Homes. Both reportable segments involve activities related to acquiring, renovating, developing, leasing and operating SFR homes as rental properties. The Company’s management allocates resources and evaluates operating performance across the two segments. The VineBrook reportable segment is the legacy reportable segment and represents the majority of the Company’s operations and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment was formed June 8, 2022 and represents a supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. Within the VineBrook reportable segment, the Company had a geographic market concentration in one market (Cincinnati) that represents more than 10% of the total gross book value of SFR homes as of March 31, 2024.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2024, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASU 2020-04 related to replacing the source of hedged transactions. After LIBOR cessation on June 30, 2023, the Company elected to utilize the practical expedients to not reassess previous accounting determinations and to not dedesignate hedge relationships due to a change in critical terms and the option to change the contractual terms of a hedging instrument while not dedesignating the hedging relationship.
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the three months ended March 31, 2024.
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
As of March 31, 2024, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 21,305 properties in the VineBrook reportable segment and 2,565 properties in the NexPoint Homes reportable segment, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of March 31, 2024, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 7) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	64	$6,005	100%	Yes	$4,854
NREA VB II, LLC	164	16,783	100%	Yes	10,358
NREA VB III, LLC	1,304	122,372	100%	Yes	68,394
NREA VB IV, LLC	382	38,140	100%	Yes	23,333
NREA VB V, LLC	1,822	129,291	100%	Yes	104,133
NREA VB VI, LLC	265	26,591	100%	Yes	17,944
NREA VB VII, LLC	32	2,824	100%	Yes	2,873
True FM2017-1, LLC	187	18,291	100%	Yes	8,530
VB One, LLC	8,606	1,170,783	100%	No	780,487
VB Two, LLC	1,641	161,877	100%	No	107,897
VB Three, LLC	1,360	200,109	100%	No	97,746
VB Five, LLC	119	14,061	100%	Yes	5,141
VB Eight, LLC	119	17,690	100%	No	—
VineBrook Homes Borrower 1, LLC	2,776	400,837	100%	Yes	391,568
VineBrook Homes Borrower 2, LLC	2,464	359,787	100%	Yes	403,660
NexPoint Homes	2,565	759,845	81%	No	472,905
	23,870	$3,445,286			$2,499,823	(2)
(1)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC, VB Eight, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of March 31, 2024, NexPoint Homes had approximately $103.6 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes, the SFR OP Note Payable I and the SFR OP Note Payable II (as defined in Note 7) as of March 31, 2024.

4. Real Estate Assets
As of March 31, 2024, the Company, through the OP and its SPE subsidiaries, owned 23,870 homes, including 21,305 homes in the VineBrook reportable segment and 2,565 homes in the NexPoint Homes reportable segment. As of December 31, 2023, the Company through the OP and its SPE subsidiaries, owned 24,412 homes, including 21,843 homes in the VineBrook reportable segment and 2,569 homes in the NexPoint Homes reportable segment. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2023	$560,047	$2,872,755		$14	$54,615	$3,487,431	$(275,534)
Additions	—	13,626	(2)	—	971	14,597	(31,529)	(3)
Transfers to held for sale	(5,859)	(26,448)		—	30,046	(2,261)	2,261
Write-offs	—	—		—	—	—	—
Dispositions	(265)	(1,222)		—	(48,000)	(49,487)	40
Impairment	—	(55)		—	(4,939)	(4,994)	—
Real Estate Balances, March 31, 2024	$553,923	$2,858,656		$14	$32,693	$3,445,286	$(304,762)
(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $0.2 million and other capitalizable costs outlined in (1) above of approximately $0.3 million.
(3)Accumulated depreciation and amortization activity excludes approximately $0.5 million of depreciation and amortization related to assets not classified as real estate investments.
During the three months ended March 31, 2024 and 2023, the Company recognized depreciation expense of approximately $31.7 million and $31.7 million, respectively.
Real estate acquisitions and dispositions
During the three months ended March 31, 2024, the Company, through the OP, acquired zero homes within the VineBrook reportable segment. During the three months ended March 31, 2024, the Company, through its consolidated investment in NexPoint Homes, acquired zero homes. See Note 5 for additional information about NexPoint Homes.
During the three months ended March 31, 2024, the Company, through the OP, disposed of 538 homes within the VineBrook reportable segment. During the three months ended March 31, 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of four homes. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
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

Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three months ended March 31, 2024, the Company recorded approximately $3.5 million of impairment charges on real estate assets held for sale. The impairment charges recorded include approximately $0.3 million of casualty related impairment for the three months ended March 31, 2024, and are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2024, there are 260 homes that are classified as held for sale. These held for sale properties have a carrying amount of approximately $32.7 million.
5. NexPoint Homes Investment
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
On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Notes and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations. Subsequent to June 8, 2022, NexPoint Homes repaid $30.5 million of the NexPoint Homes Convertible Notes and the balance of the NexPoint Homes Convertible Notes was $19.5 million as of March 31, 2024. The NexPoint Homes Convertible Notes held by the Company are eliminated in consolidation.
On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of March 31, 2024, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $237.8 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.
See Note 7 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.

Consolidation of NexPoint Homes
Under ASC 810, Consolidation, the Company has determined that NexPoint Homes represents a variable interest entity. Under the VIE model, the Company concluded that the Company both controls and directs the activities of NexPoint Homes and has the right to receive benefits that could potentially be significant to its investment in NexPoint Homes. The Company has control to direct the activities of NexPoint Homes as the OP owns approximately 81% of the outstanding equity of NexPoint Homes as of March 31, 2024 and the parties that beneficially own approximately 99% of the SFR OP are related parties to the Company. As such, the Company determined it is appropriate to consolidate NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. As NexPoint Homes continues to raise additional capital, the Company will continue to evaluate whether the entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the entity.
On June 30, 2023, the general partner of the SFR OP executed the Second Amended and Restated Limited Partnership Agreement of the NexPoint SFR Operating Partnership, L.P. (the “Second OP LPA”) which subdivided and reclassified the outstanding SFR OP Units into Class A, Class B and Class C Common Units. The Second OP LPA generally provides that the newly created Class A Common Units and Class B Common Units will each have 50.0% of the voting power of the SFR OP Units, including with respect to the election of directors to the board of directors of the SFR OP. The Class C Common Units have no voting power. The reclassification of the SFR OP Units did not have a material effect on the economic interests of the holders of the SFR OP Units. In connection with the Second OP LPA, the SFR OP Units held by NexPoint Homes were reclassified into Class A Common Units. As of March 31, 2024, the Company determined it was still appropriate to consolidate NexPoint Homes.

6. Investments, at Fair Value
On November 22, 2021, the Company, through the TRS, invested $2.5 million in Vesta Ventures Fund I, LP (the “Vesta Fund”). The Vesta Fund is a closed-end fund with an initial seven-year term beginning on February 24, 2021, subject to certain extension provisions, that invests in early and growth stage technology companies that provide solutions to the SFR real estate sector. Vesta Ventures GP, LLC is the general partner and managing member of the Vesta Fund and accordingly has the exclusive right to manage and control the Vesta Fund. The TRS is a limited partner in the Vesta Fund with a minority interest and accordingly has no control or influence over the Vesta Fund.
Investments in privately held entities that report NAV, such as our privately held equity investments, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly. We recognize both realized and unrealized gains and losses in our consolidated statements of operations. Unrealized gains and losses represent changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV. Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. At March 31, 2024, the Company had no material unrealized or realized gains or losses related to the investment.

7. Debt
As of March 31, 2024, the VineBrook Homes reportable segment had approximately $2.0 billion of debt outstanding, and the NexPoint Homes reportable segment had $576.5 million of debt outstanding. See the summary table below for further information on the Company's outstanding debt. Additionally, we have included a summary of any significant changes in debt agreements during the three months ended March 31, 2024 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bore interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III (as defined below) in full. During the three months ended March 31, 2024, the Company drew an additional $2.8 million on the JPM Facility. During the three months ended March 31, 2024, the Company paid down approximately $243.4 million on the JPM Facility. As of March 31, 2024, the JPM Facility had $252.3 million in available capacity. The outstanding balance on the JPM Facility as of March 31, 2024, is approximately $97.7 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,776 SFR homes, and as of March 31, 2024, approximately 11.63% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
Asset Backed Securitization II
On February 29, 2024, the OP, via its indirect special purpose subsidiary, VineBrook Homes Borrower 2, LLC (the “ABS II Borrower”), completed an asset backed securitization (“ABS II”) and entered into a loan agreement (the “ABS II Loan Agreement”) with BofA Securities, Inc., as sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC, as joint bookrunner and co-lead manager and Citizens JMP Securities, LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., and Truist Securities, Inc., as co-managers (the “ABS II Loan ”).
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the Regular Certificates, the “ABS II Certificates”). The Company also retained $19.5 million notional amount of the Class A, $10.5 million notional amount of the Class B, and $2.0 million notional amount of the Class C certificates. The ABS II Certificates represent beneficial ownership interests in the trust and its assets, including the ABS II Loan.

The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the Class A, Class B, Class C, and Class F certificates will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and $71.9 million of the ABS II certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. For the Class A, Class B and Class C certificates, the Company elected the fair value option in accordance with ASC 825, Financial Instruments, and measures the change in fair value as change in unrealized gain/(loss) on asset-backed securitization certificates in the Company's consolidated statements of operations and comprehensive income (loss). The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,464 SFR homes, and as of March 31, 2024, approximately 10.32% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

The following table contains summary information regarding the ABS II Loan (excluding Tranche F, which the OP acquired and including the portions of Tranche A, B and C retained by the OP, as described above) as of March 31, 2024 (dollars in thousands):

Tranche	Principal	Par Value	Price	Tranche Discount	Net Proceeds	Interest Rate	Maturity
Tranche A	$176,912	$100.00	$94.73552	$8,287	$149,125	4.6495%	3/9/2029
Tranche B	38,622	100.00	92.68290	2,058	26,064	4.6495%	3/9/2029
Tranche C	30,648	100.00	91.87665	2,327	26,321	4.6495%	3/9/2029
Tranche D	42,858	100.00	90.28899	4,162	38,696	4.6495%	3/9/2029
Tranche E1	63,539	100.00	85.71807	9,075	54,464	4.6495%	3/9/2029
Tranche E2	11,213	100.00	79.70586	2,276	8,938	4.6495%	3/9/2029
Total ABS II Loan	$363,792			$28,185	$303,608	4.6495%
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates under the Series B Preferred Offering, as defined below, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. During the period ended March 31, 2024, the Company paid down approximately $43.9 million on the Warehouse Facility. The outstanding balance on the Warehouse Facility as of March 31, 2024 is approximately $780.5 million, which is below the required Commitment Reduction.
PNC Loans

In connection with the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III matured on February 19, 2024 and will mature on December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024 (see Note 17). The balances of these loans are included in notes payable on the consolidated balance sheet.
NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook reportable segment, as of March 31, 2024, the NexPoint Homes reportable segment had $576.5 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of the NexPoint Homes MetLife Note 1 (as defined in Note 5), the NexPoint Homes MetLife Note 2 (as defined below), NexPoint Homes KeyBank Facility (as defined below), the SFR OP Note Payable I (as defined below), the SFR OP Note Payable II (as defined below) and the SFR OP Convertible Notes (as defined in Note 13). See the summary table below for further information on the debt of the NexPoint Homes reportable segment.
NexPoint Homes MetLife Note 2
On August 12, 2022, a subsidiary of SFR OP as borrower closed a $200 million delayed draw facility with Metropolitan Life Insurance Company, as lender (the “NexPoint Homes MetLife Note 2”). The NexPoint Homes MetLife Note 2 matures on August 12, 2027 and bears interest at a fixed rate of 5.44%. As of March 31, 2024, approximately $174.6 million has been drawn on the NexPoint Homes MetLife Note 2.

NexPoint Homes KeyBank Facility
On August 12, 2022, a subsidiary of SFR OP as borrower closed a $75 million revolver facility with KeyBank, as lender (the “NexPoint Homes KeyBank Facility”). On December 30, 2022, a subsidiary of SFR OP as borrower closed on an additional $10 million on the NexPoint Homes KeyBank Facility, bringing the total commitment to $85 million as of December 31, 2022. The NexPoint Homes KeyBank Facility initially matured on August 12, 2025 and bears interest at a floating rate of 185 to 270 basis points depending on the borrower’s leverage ratio over SOFR. On March 28, 2024, the subsidiary entered into a Consent and Third Amendment to NexPoint Homes KeyBank Facility, which, among other things, provides for (1) the revision of certain financial tests required under the NexPoint Homes KeyBank Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and NexPoint Homes prior to the execution of the amendment; (3) a modification of the maturity date to be September 30, 2024, with one three month extension option, subject to conditions; and (4) a reduction in commitment under the NexPoint Homes KeyBank Facility to $60.5 million. As of March 31, 2024, approximately $60.5 million has been drawn on the NexPoint Homes KeyBank Facility.
SFR OP Note Payable I
On October 25, 2023, the SFR OP as borrower entered into a promissory note with NexPoint Diversified Real Estate Trust Operating Partnership, L.P. as lender (the “SFR OP Note Payable I”) for $0.5 million. The SFR OP Note Payable I bears interest at a fixed rate of 8.80% and had an original maturity date of April 25, 2024. Subsequent to March 31, 2024, the SFR OP Note Payable I was amended (see Note 17). In connection with the amendment, the SFR OP Note Payable I maturity date was modified to be April 25, 2025.
SFR OP Note Payable II
On March 31, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. as lender (the “SFR OP Note Payable II”) for $0.5 million. The SFR OP Note Payable II matures on March 31, 2025 and bears interest at a fixed rate of 12.50%.
Debt Covenant Compliance
The debt compliance reporting cycles for the Company’s debt are generally not due until 60 days after calendar quarter ends. The Company will be submitting the March 31, 2024 compliance certificates to the lending parties on time before the 60-day window but has not submitted these certificates for all of its debt as of the filing date of this 10-Q report. The lending parties generally do not provide positive assurance on or approval of the reporting but only notify the Company of any noncompliance.
As of March 31, 2024, NexPoint Homes did not meet the fixed charge coverage ratio covenant with respect to the NexPoint Homes KeyBank Facility, which has an outstanding balance of approximately $53.4 million as of May 15, 2024. Should the loan’s administrative agent determine that NexPoint Homes is not in compliance with its financial covenants, the administrative agent could waive the noncompliance or send a notice to NexPoint Homes advising it of the determination and providing a cure period. If NexPoint Homes fails to cure the noncompliance within the cure period (which is initially 30 days from notice but can be up to 60 days from notice if the administrative agent approves), the administrative agent could pursue remedies pursuant to the loan documents. This loan has no cross-default provisions and no cross collateralization with VineBrook’s loans and as such, the Company does not expect any recourse to VineBrook as a result of any noncompliance on the financial covenants on this NexPoint Homes loan. NexPoint Homes is in the process of repaying the NexPoint Homes KeyBank Facility by its maturity date of September 30, 2024 via home sales. This plan was enacted in connection with the third amendment to the NexPoint Homes KeyBank Facility that closed on March 28, 2024.
In regard to the Company’s other debt agreements, the Company is in compliance or has received waivers for the March 31, 2024 reporting cycle. The Company has not received any notifications of noncompliance from any lender as of the filing of this 10-Q report.

Reference Rate Reform

LIBOR ceased publication on June 30, 2023. Beginning on July 1, 2023, the Initial Mortgage, which previously used one-month LIBOR as the reference rate, transitioned to the 30-day average SOFR. The transition included a 0.1145% spread adjustment.
The weighted average interest rate of the Company’s debt was 6.1400% as of March 31, 2024 and 6.6245% as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.3068% and 4.6860%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of March 31, 2024, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.2219% on its combined $1.5 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.5 billion of the Company’s floating rate indebtedness (see Note 8).

The following table contains summary information of the Company’s debt as of March 31, 2024 and December 31, 2023 (dollars in thousands):

		Outstanding Principal as of
	Type	March 31, 2024	December 31, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$231,889	$234,644	7.01%	12/1/2025
Warehouse Facility	Floating	780,487	824,387	8.01%	11/3/2024	(2)
JPM Facility	Floating	97,746	338,387	8.23%	1/31/2025	(3)
Bridge Facility III	Floating	—	—	10.35%	12/31/2023
ABS I Loan	Fixed	391,568	392,180	4.92%	12/8/2028
ABS II Loan	Fixed	403,660	—	4.65%	3/9/2029
MetLife Note	Fixed	107,897	110,157	3.25%	1/31/2026
TrueLane Mortgage	Fixed	8,530	9,323	5.35%	2/1/2028
Crestcore II Note	Fixed	2,657	2,670	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,484	2,611	5.12%	7/9/2029
PNC Loan I	Fixed	—	18	3.59%	2/19/2024
PNC Loan II	Fixed	49	65	3.70%	12/29/2024
PNC Loan III	Fixed	155	177	3.69%	12/15/2025
Total VineBrook reportable segment debt		$2,027,122	$1,914,619
NexPoint Homes MetLife Note 1	Fixed	237,815	238,428	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	174,590	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	60,500	60,500	8.03%	9/30/2024
SFR OP Note Payable I	Fixed	500	500	8.80%	4/25/2025	(4)
SFR OP Note Payable II	Fixed	500	—	12.50%	3/31/2025
SFR OP Convertible Notes (5)	Fixed	102,557	102,557	7.50%	6/30/2027
Total debt		2,603,584	2,491,194
Debt premium, net (6)		287	305
Debt discount, net (7)		(66,679)	(39,115)
Deferred financing costs, net of accumulated amortization of $23,369 and $22,796, respectively		(20,465)	(18,710)
		2,516,727	2,433,674

(1)
Represents the interest rate as of March 31, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of March 31, 2024 was 5.3224%, daily SOFR as of March 31, 2024 was 5.3400% and one-month term SOFR as of March 31, 2024 was 5.3287%.

(2)
This is the initial maturity for the Warehouse Facility prior to extension options being exercised. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The maturity date after extensions is November 3, 2025.

(3)	This is the initial maturity date for the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
(4)	Subsequent to March 31, 2024, the SFR OP Note Payable I was amended (see Note 17). This is the modified maturity date for the SFR OP Note Payable I.
(5)	The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.
(6)	The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(7)	The Company reflected a discount on ABS I Loan and ABS II Loan, which is amortized into interest expense over the remaining term of the debt.

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2024 are as follows (in thousands):

	Total
2024	$844,216	(1)
2025	328,208	(2)
2026	108,298
2027	515,384
2028	399,446
Thereafter	408,032
Total	$2,603,584

(1)	Includes the maturity of the Warehouse Facility. The Warehouse Facility has two 6-month extension options. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The maturity date after extensions would be in 2025.
(2)	Includes the maturity of the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $938.5 million coming due within 12 months of the financial statement date, primarily related to the Warehouse Facility, JPM Facility and NexPoint Homes KeyBank Facility. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations, (vii) may negotiate a turnover of secured properties back to the related lender and (viii) employ some combination of (i) - (vii). Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended March 31, 2024 and 2023, amortization of deferred financing costs of approximately $2.5 million and $2.5 million, respectively, and amortization of loan discounts of approximately $2.6 million and $0, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes prepayment penalties and defeasance costs incurred on the early repayment of debt and other costs incurred in a debt extinguishment. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended March 31, 2024 and 2023, the Company incurred $1.3 million and less than $0.1 million of debt extinguishment costs, respectively, which are included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income (loss).

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
Derivative Financial Instruments and Hedging Activities
The Company manages interest rate risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has entered into an interest rate cap and interest rate swaps to manage exposures that arise from changes in interest rates. The Company’s derivative financial instruments are used to manage the Company’s risk of increased cash outflows from the floating rate debt obligations that may result from rising interest rates, in particular the reference rate for the debt obligations, which include daily SOFR and one-month term SOFR. In order to minimize counterparty credit risk, the Company has entered into and expects to enter in the future into hedging arrangements and intends to only transact with major financial institutions that have high credit ratings.
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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2024 and December 31, 2023 were classified as Level 2 of the fair value hierarchy.
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

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into 13 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.2 billion. The interest rate swaps the Company has entered into effectively replace the floating interest rate (daily SOFR or daily SOFR plus 0.1145%, previously one-month LIBOR) with respect to those amounts with a weighted average fixed rate of 2.3994%. The Company has designated these interest rate swaps as cash flow hedges of interest rate risk.
As of March 31, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

(1)
These interest rate swaps previously referenced one-month LIBOR, which ceased publication on June 30, 2023. Beginning July 1, 2023, these interest rate swaps transitioned to daily SOFR plus 0.1145% for the floating rate. As of March 31, 2024, daily SOFR was 5.3400%.

(2)	As of March 31, 2024, daily SOFR was 5.3400%.
(3)	Represents the weighted average fixed rate of the interest rate swaps which have a combined weighted average fixed rate of 2.3994%.
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
As of March 31, 2024, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Hedged Floating Rate Debt	Index	Index as of March 31, 2024	Strike Rate
Interest Rate Cap	$300,000	Warehouse Facility	One-Month Term SOFR	5.3287%	1.50%

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$37,870	$34,194	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	14,542	14,222	—	—
Total		$52,412	$48,416	$—	$—
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

		For the Three Months Ended,
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	March 31, 2024	March 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized gain/(loss) on interest rate hedges	$2,773	$(9,485)

Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	1,223	(3,845)
Total		$3,996	$(13,330)
Financial assets and liabilities for which the carrying values approximate their fair values include cash, restricted cash, accounts receivable, accounts payable, and security deposits. Generally, these assets and liabilities are short‑term in duration and are recorded at fair value on the consolidated balance sheets.
For the Class A, Class B and Class C ABS II Certificates that the Company purchased and retained, the carrying values approximate their fair values. The Company has determined that these assets held as of March 31, 2024 are classified as Level 2 of the fair value hierarchy. These assets are recorded at fair value on the consolidated balance sheets.
The Class F Certificates that the Company purchased and retained as part of the ABS I transaction, are classified as held to maturity and are valued at amortized cost. As of March 31, 2024 and December 31, 2023, the fair value of the ABS I Class F Certificate was $22.3 million and $21.3 million, respectively. The fair value of our ABS I Class F Certificate is classified as Level 2 in the fair value hierarchy, as it is estimated based on market bid prices of comparable instruments at period end. As of March 31, 2024 and December 31, 2023, the carrying value of the ABS I Class F Certificate was $39.1 million and $39.1 million, respectively.
The Class F Certificates that the Company purchased and retained as part of the ABS II transaction, are classified as held to maturity and are valued at amortized cost. As of March 31, 2024, the fair value of the of the ABS II Class F Certificate was $23.0 million. The fair value of our ABS II Class F Certificate is classified as Level 2 in the fair value hierarchy, as it is estimated based on market bid prices of comparable instruments at period end. As of March 31, 2024, the carrying value of the ABS II Class F Certificate was $39.9 million.
The Company believes the carrying value of each outstanding debt obligation approximates fair value based on the nature, term and interest rate of each debt obligation. The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$2,603,584	$2,472,459	$2,491,194	$2,365,209

The following table sets forth a summary of the Company’s held for sale assets and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2024
Real estate assets - impaired at March 31, 2024	$14,702	$—	$—	$14,702
9. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the three months ended March 31, 2024 and March 31, 2023. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended March 31, 2024 and 2023, the Company issued approximately 110,120 shares and 154,396 shares of Common Stock, respectively, for equity contributions of approximately $5.9 million and $6.7 million, respectively, under the DRIP.
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
As of March 31, 2024, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2023	569,732		$27,467
Granted	—		—
Vested	(43,171)	(2)	(1,955)
Forfeited	—		—
Outstanding March 31, 2024	526,561		$25,512

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)
Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 35,814 shares of Common Stock being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
April 11, 2024	29,960
May 11, 2024	20,318
February 15, 2025	21,729
February 17, 2025	21,442
April 11, 2025	22,029
February 17, 2026	21,442
April 11, 2026	22,029
April 11, 2027	22,029
Upon successful completion of IPO*	345,583
526,561

*	Upon successful completion of an initial public offering of the Company ("IPO"), an additional 345,583 RSUs will vest immediately.
For the three months ended March 31, 2024 and 2023, the Company recognized approximately $1.4 million and $0.9 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2024, total unrecognized compensation expense on RSUs was approximately $8.5 million, and the expense is expected to be recognized over a weighted average vesting period of 1.3 years.

Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with a target of 63,452 performance shares. Vesting of the performance shares is based on the achievement of annual Portfolio growth, annual growth of rehabilitations of properties in the Portfolio, net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. If the performance metrics are achieved, the performance shares based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio vest 25% ratably over four years and the performance shares based on the achievement of net operating income growth over the next three years and core funds from operations per share growth over the next three years vest 50% ratably over two years. As of March 31, 2024, it was determined that 23,794 performance shares were earned by executives of the Manager based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. Any unvested performance share granted to an employee is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock.
As of March 31, 2024, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares	Value (1)
Outstanding December 31, 2023	23,794	$1,433
Earned	—	—
Vested	—	—
Forfeited	—	—
Outstanding March 31, 2024	23,794	$1,433

(1)
Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is earned, which was $60.23 for the shares earned during the year ended December 31, 2023 .

The vesting schedule for the outstanding performance shares is as follows:

Vest Date	Performance shares Vesting
January 1, 2025	5,949
January 1, 2026	5,948
January 1, 2027	5,949
January 1, 2028	5,948
23,794
Series B Preferred Stock
On July 31, 2023, the Company issued 2,548,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and collectively with the Series A Preferred Stock, the “Preferred Stock”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. Ohio State Life Insurance Company, an affiliate of the Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and Bridge Facility III and fund a $20.0 million reserve with KeyBank pursuant to the Consent and Sixth Amendment.
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
The following table presents the redeemable noncontrolling interests in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2023	$251,503
Net loss attributable to redeemable noncontrolling interests in the OP	(6,611)
Contributions by redeemable noncontrolling interests in the OP	1,564
Distributions to redeemable noncontrolling interests in the OP	(2,836)
Redemptions by redeemable noncontrolling interests in the OP	(457)
Equity-based compensation	3,711
Other comprehensive income attributable to redeemable noncontrolling interests in the OP	417
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	17,132
Redeemable noncontrolling interests in the OP, March 31, 2024	$264,423
As of March 31, 2024, the Company held 20,662,351 Class A OP Units, NREO held 2,788,214 Class B OP Units, NRESF held 93,042 Class C OP Units, GAF REIT held 146,830 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,531,715 Class C OP Units. As of March 31, 2024, the Company held all outstanding OP Preferred Units.
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
As of March 31, 2024, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2023	893,733	$47,438
Granted	—	—
Vested	(15,544)	(980)
Forfeited	—	—
Outstanding March 31, 2024	878,189	$46,458

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

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
April 25, 2024	5,171
May 11, 2024	27,478
May 27, 2024	398
May 31, 2024	29,831
November 30, 2024	1,470
February 22, 2025	15,544
April 25, 2025	5,171
May 27, 2025	398
May 31, 2025	29,831
February 22, 2026	15,544
February 28, 2026	475,888
April 25, 2026	5,171
May 27, 2026	398
February 22, 2027	15,544
April 25, 2027	5,171
May 27, 2027	398
February 22, 2028	15,544
Upon successful completion of IPO or change in control*	229,239
878,189
*Upon successful completion of an IPO, or an earlier change in control with respect to awards held by certain key executives, an additional 229,239 PI Units will vest immediately instead of vesting ratably according to the schedule above on November 30, 2024.

For the three months ended March 31, 2024 and 2023, the OP recognized approximately $3.7 million and $0.9 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of March 31, 2024, total unrecognized compensation expense on PI Units was approximately $27.9 million, and the expense is expected to be recognized over a weighted average vesting period of 2 years.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
March 31, 2024	25,132,484	4,559,801	29,692,285

Redeemable Noncontrolling Interests in Consolidated VIEs
Partnership interests in the SFR OP are represented by SFR OP Units. Net income (loss) is allocated pro rata to holders of SFR OP Units and is based upon net income (loss) attributable to the SFR OP and the respective members’ SFR OP Units held during the period. Capital contributions, distributions, and profits and losses are allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”). As of March 31, 2024, approximately 4,724,535 SFR OP Units were held by affiliates of the Company.
The following table presents the redeemable noncontrolling interests in consolidated VIEs (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2023	$105,018
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,675)
Contributions by redeemable noncontrolling interests in consolidated VIEs	1,312
Distributions to redeemable noncontrolling interests in consolidated VIEs	(1,312)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	2,046
Redeemable noncontrolling interests in consolidated VIEs, March 31, 2024	$101,389
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
The following table presents the noncontrolling interests in consolidated VIEs (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2023	$11,742
Net loss attributable to noncontrolling interests in consolidated VIEs	(893)
Contributions by noncontrolling interests in consolidated VIEs	268
Distributions to noncontrolling interests in consolidated VIEs	(224)
Redemptions by noncontrolling interests in consolidated VIEs	—
Noncontrolling interests in consolidated VIEs, March 31, 2024	$10,893

11. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of March 31, 2024. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027, subject to certain extensions.
The following table presents the redeemable Series A preferred stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2023	5,000,000	$122,225
Issuance of Redeemable Series A preferred stock	—	—
Issuance costs related to Redeemable Series A Preferred stock	—	—
Net income attributable to Redeemable Series A Preferred stockholders	—	2,031
Dividends declared to Redeemable Series A Preferred stockholders	—	(2,031)
Accretion to redemption value	—	176
Redeemable Series A Preferred stock, March 31, 2024	5,000,000	$122,401
12. Income Taxes
The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. NexPoint Homes has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, an entity must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the entity will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company and NexPoint Homes intend to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company and NexPoint Homes will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company and NexPoint Homes had no significant taxes associated with its TRS for the three months ended March 31, 2024 or 2023.
If an entity fails to meet these requirements, it could be subject to U.S. federal income tax on all of the entity’s taxable income at regular corporate rates for that year. The entity would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the entity will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the entity is entitled to relief under specific statutory provisions. As of March 31, 2024, the Company and NexPoint Homes believe they are in compliance with all applicable REIT requirements. The Company and NexPoint Homes are still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.
The Company and NexPoint Homes evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing their tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management and NexPoint Homes' management are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Company and NexPoint Homes have no examinations in progress and none are expected at this time. The tax years subject to examination are 2023, 2022 and 2021.
The Company and NexPoint Homes had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of March 31, 2024. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

13. Related Party Transactions
Advisory Fee
Pursuant to the Advisory Agreement, the Company will pay the Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of the gross asset value of the Company on a consolidated basis (excluding the value of the OP’s assets but inclusive of the Company’s pro rata share of the debt held at the OP and its SPEs). The Adviser will manage the Company’s business including, among other duties, advising the Board to issue distributions, preparing our quarterly and annual consolidated financial statements prepared under GAAP, development and maintenance of internal accounting controls, management and conduct of maintaining our REIT status, calculation of our NAV and recommending the appropriate NAV to be set by the Board, reporting to holders of Common Stock, our tax filings, and other responsibilities customary for an external advisor to a business similar to ours. With certain specified exceptions, the advisory fee together with reimbursement of operating and offering expenses may not exceed 1.5% of average total assets of the Company and the OP, as determined in accordance with GAAP on a consolidated basis, at the end of each month (or partial month) (i) for which any advisory fee is calculated or (ii) during the year for which any expense reimbursement is calculated.
For the three months ended March 31, 2024 and 2023, the Company incurred advisory fees of approximately $4.3 million and $4.8 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss).
Management Fee
Prior to the Internalization, the equity holders of the Manager were holders of noncontrolling interests in the OP and comprised a portion of the VineBrook Contributors. Through this noncontrolling ownership, the Manager was deemed to be a related party prior to the Internalization. Prior to the Internalization, pursuant to the Management Agreements, the OP paid the Manager (i) an acquisition fee equal to 1.0% of the purchase price paid for any new property acquired during the month, (ii) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any newly acquired property, and (iii) a property management fee monthly in arrears equal to a percentage of collected rental revenues for all properties during the month as follows:
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
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager could earn in any fiscal year were capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees could not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Common Stock and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap were payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceeded the Manager Cash Cap were rebated back to the OP. No Manager Cash Cap rebate was recorded for the three months ended March 31, 2024 and 2023.

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
As of the date of the Internalization, approximately $2.1 million was due to the Manager, net of receivables due from the Manager, which was settled as an intercompany transaction following the consolidation of the Manager on August 3, 2023. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the three months ended March 31, 2024 and 2023 (dollars in thousands):

		For the Three Months Ended March 31,
	Location on Financial Statements	2024 (1)	2023
Fees Incurred
Property management fees	Statement of Operations	$—	$5,407
Acquisition fees	Balance Sheet	—	4
Construction supervision fees	Balance Sheet	—	5,256

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	—	10,458
Other reimbursements	Balance Sheet and Statement of Operations	—	513
Totals		$—	$21,638

(1)	Following the Internalization of the Manager on August 3, 2023, the Manager became a consolidated entity and as such activity following that date is excluded from the table above.
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
Termination Fees Payable to the Adviser
If the Advisory Agreement is terminated without cause by the Company or the SPE, as applicable, or is otherwise terminated under certain conditions, the Adviser, will be entitled to a termination fee (an “Adviser Termination Fee”) in the amount of three times the prior 12 months’ advisory fee, in the case of termination of the Advisory Agreement. In addition to termination by the Company without cause, the Adviser will be entitled to the Termination Fee if the Adviser terminates the Advisory Agreement without cause or terminates the agreement due to the occurrence of certain specified breaches of the Advisory Agreement by the Company. The Advisory Agreement may be terminated without cause by the Company or the Adviser with 180 days’ notice prior to the expiration of the then-current term.
Advance Acquisition and Construction Fee Advances Paid to the Manager
Pursuant to the Side Letter, the Manager could request from the OP from time-to-time an advance on acquisition and construction fees (the “Fee Advances”) to fund the performance of its obligations under the Management Agreements. Each Fee Advance was repaid from future acquisition and construction fees earned by and owed to the Manager. Fee Advances are included in the line item due from Manager on the consolidated balance sheets. As of the date of the Internalization and March 31, 2024, the Company recorded no receivable for Fee Advances.
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

NexBank
The Company and the OP maintain bank accounts with NexBank. NexBank charges no recurring maintenance fees on the accounts. As of March 31, 2024, in the VineBrook reportable segment, the Company and OP had approximately $1.6 million and less than $0.1 million, respectively, in cash at NexBank. As of March 31, 2024, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately less than $0.1 million and $0.4 million, respectively, in cash at NexBank.
A director of the Company, who controls the Adviser, which externally manages the Company, also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of March 31, 2024, these affiliates had contributed approximately $117.5 million of equity to NexPoint Homes. Additionally, the Company consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). As of March 31, 2024, the total principal outstanding on the SFR OP Convertible Notes was approximately $102.6 million (excluding amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the three months ended March 31, 2024, the SFR OP recorded approximately $1.9 million of interest expense related to the SFR OP Convertible Notes. As of March 31, 2024, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
The Company consolidates an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet, in addition to approximately $1.6 million of amounts due from HomeSource for interest on the HomeSource Note and routine funding.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt of equity capital for NexPoint Homes. For the three months ended March 31, 2024, NexPoint Homes incurred advisory fees of approximately $0.9 million in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2024, NexPoint Homes has $3.7 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
The NexPoint Homes Portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement, dated June 8, 2022 (the “NexPoint Homes Management Agreement”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes Portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee, an asset management fee, and a property management fee. The acquisition fee is paid at closing of homes, the construction fee and asset management fee are paid monthly in arrears and the property management fee is paid in the month in which the fee is earned. For the three months ended March 31, 2024 and 2023, approximately $1.3 million and $0.4 million, respectively, in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement. Related to the fees earned by the NexPoint Homes Manager during the three months ended March 31, 2024, approximately $1.1 million were expensed and $0.2 million were capitalized to the property basis based on the nature of the fee.

14. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource Operations, LLC (“HomeSource”) in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NexPoint Real Estate Advisors, L.P. (“NREA”) received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of approximately $16.0 million, inclusive of costs and interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration. The Company is not a defendant in the Texas lawsuit, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. Given the early stage of the lawsuit, the Company is unable to assess a likely outcome or potential liability at the time.
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

15. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the three months ended March 31, 2024 and 2023, all corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended March 31,
	2024			2023
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$78,289	$105,254	$(30,789)	$73,982	$101,723	$(85,331)
NexPoint Homes	11,996	24,187	(13,282)	12,123	19,264	(7,066)
Total Company	$90,285	$129,441	$(44,071)	$86,105	$120,987	$(92,397)
The following presents select balance sheet data for the reportable segments (in thousands):

	As of March 31, 2024			As of December 31, 2023
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,667,822	$744,771	$3,412,593	$2,671,621	$761,195	$3,432,816
Accumulated depreciation and amortization	(255,955)	(48,807)	(304,762)	(233,694)	(41,840)	(275,534)
Net operating real estate investments	2,411,867	695,964	3,107,831	2,437,927	719,355	3,157,282
Real estate held for sale, net	17,619	15,074	32,693	54,615	—	54,615
Net real estate investments	2,429,486	711,038	3,140,524	2,492,542	719,355	3,211,897
Other assets	307,926	29,397	337,323	211,512	29,931	241,443
Total assets	$2,737,412	$740,435	$3,477,847	$2,704,054	$749,286	$3,453,340

Liabilities
Debt payable, net	$1,942,120	$574,607	$2,516,727	$1,858,946	$574,728	$2,433,674
Other liabilities	102,605	33,954	136,559	115,330	29,377	144,707
Total liabilities	$2,044,725	$608,561	$2,653,286	$1,974,276	$604,105	$2,578,381

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
Debt Paydowns
Subsequent to March 31, 2024, the Company paid down approximately $10.1 million on the Warehouse Facility. Approximately $770.4 million remained outstanding on the Warehouse Facility as of May 13, 2024.
Subsequent to March 31, 2024, NexPoint Homes paid down approximately $7.1 million on the NexPoint Homes KeyBank Facility. Approximately $53.4 million remained outstanding on the NexPoint Homes KeyBank Facility as of May 15, 2024.
Subsequent to March 31, 2024, the Company fully paid down all outstanding principal and interest on both the PNC Loan II and PNC Loan III.
Common Dividends
On April 25, 2024, the Company approved a Common Stock dividend of $0.5301 per share for shareholders of record as of April 26, 2024 that was paid on April 29, 2024.

Dispositions
Subsequent to March 31, 2024, the Company disposed of 98 homes in the VineBrook reportable segment that were classified as held for sale as of March 31, 2024 for net proceeds of approximately $9.8 million.
Homes Classified as Held For Sale Subsequent to March 31, 2024
Subsequent to March 31, 2024, the Company moved 61 homes in the VineBrook reportable segment to held for sale and as of April 30, 2024, 192 homes in total were classified as held for sale.
SFR OP Note Payable I Amendment
On April 25, 2024, the SFR OP as borrower entered into an amendment to the SFR OP Note Payable I, with NexPoint Diversified Real Estate Trust Operating Partnership, L.P. as lender, which modified the maturity date to be April 25, 2025.
NAV Determination
Effective on May 10, 2024, in accordance with the Valuation Methodology, the Company determined that its NAV per share calculated on a fully diluted basis was $57.99 as of March 31, 2024. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 21,305 homes as of March 31, 2024 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,565 homes as of March 31, 2024 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of March 31, 2024, we, through our OP and its consolidated subsidiaries, owned and operated 23,870 SFR homes located in 20 states.
As of March 31, 2024, our VineBrook Portfolio consisted of 21,305 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of March 31, 2024, the VineBrook Portfolio had occupancy of approximately 95.7% with a weighted average monthly effective rent of $1,220 per occupied home. As of March 31, 2024, the VineBrook Portfolio had a stabilized occupancy of approximately 95.6% with a weighted average monthly stabilized effective rent of $1,262 per occupied home and 29.2% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, purchased with residents in place or were classified as held for sale. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of March 31, 2024, there were 25,222,152 OP Units outstanding, of which 20,662,351 Class A OP Units, or 81.9% of the OP Units outstanding, were owned by the Company. Please see Note 10 to the consolidated financial statements for the breakdown of the non-controlling ownership of our OP.
As of December 31, 2023, our VineBrook Portfolio consisted of 21,843 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of December 31, 2023, the VineBrook Portfolio had occupancy of approximately 95.2% with a weighted average monthly effective rent of $1,220 per occupied home. As of December 31, 2023, the VineBrook Portfolio had a stabilized occupancy of approximately 95.1% with a weighted average monthly effective rent of $1,239 per occupied stabilized home and 32.3% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, purchased with residents in place or were classified as held for sale. As of December 31, 2023, there were 24,567,309 OP Units outstanding, of which 20,300,927 Class A OP Units, or 82.6% of the OP Units outstanding, were owned by the Company.

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
On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through the Private Offering under Regulation D of the Securities Act (and various state securities law provisions) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for Common Stock sold through the Private Offering was $25.00 per share. The Company sold Common Stock in periodic closings at a purchase price generally equal to the NAV per share as determined using the Valuation Methodology and as recommended by the Adviser and approved by the Pricing Committee, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. For sales through Raymond James, the purchaser subscribed for a gross amount based on NAV per share and separately paid the applicable fees upfront from the purchaser’s account with Raymond James. For sales through a broker-dealer other than Raymond James, the purchaser subscribed for a gross amount based on a public offering price, which included the applicable upfront fees and commissions. NAV may differ from the values of our real estate assets as calculated in accordance with GAAP.
On October 15, 2021, a lawsuit was filed by a litigation subtrust formed in connection with the Highland bankruptcy in the United States Bankruptcy Court for the Northern District of Texas against various persons and entities, including NexPoint Advisors, L.P. (“NexPoint”), the parent of our Adviser, and James Dondero (the “Bankruptcy Trust Lawsuit”). In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
In December 2022, we received a letter from the US Senate Committee on Banking, Housing and Urban Affairs with questions about our operations and business practices. We have responded as requested, and there has been no further communications with the committee. We cannot currently predict the timing, outcome or scope of this inquiry.
Whelan and HomeSource entered into the HomeSource Letter Agreement in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource. Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NREA received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of $16.0 million, inclusive of costs and interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration. The Company is not a defendant in the Texas lawsuit, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. Given the early stage of the lawsuit, the Company is unable to assess a likely outcome or potential liability at the time.

The Internalization
Prior to the Internalization of the Manager on August 3, 2023, the Manager, although an affiliate because the owners of the Manager were significant holders of OP Units, was independent from the Company and NexPoint, and most of the VineBrook Portfolio was managed by the Manager pursuant to the terms of the Management Agreements.
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
Following the Internalization, the Manager’s internalized employees continue to be responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, the identification of potential SFR properties and the acquisition and disposition of SFR properties approved by the investment committee of the OP or pursuant to authority delegated to the Manager by the investment committee of the OP. The Adviser’s duties did not change as a result of the Internalization. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to us or, in the case of a future sale, to manage the properties until they are sold.
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
Series B Preferred Stock Offering
On July 31, 2023, the Company closed an offering of the Series B Preferred Stock of the Company. The Company issued 2,548,240 shares of the Series B Preferred Stock in the offering for gross proceeds of approximately $63.7 million. An aggregate of approximately $1.8 million in selling commissions and fees were paid in connection therewith.

Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million. The OP purchased and retained the Class F Certificates for risk-retention purposes, totaling $39.1 million. The weighted average interest rate of the Regular Certificates (as defined below) is 4.7500%. At closing, 2,776 homes were included in the VINE 2023-SFR1 securitization’s collateral pool (see Note 7 to our consolidated financial statements).
Asset Backed Securitization II
On February 29, 2024, the OP completed ABS II, comprised of seven components (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. For risk retention purposes, the OP purchased and retained the Class F Component, totaling $39.9 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.5000%. The ABS II Loan is collateralized by 2,464 SFR homes, and as of March 31, 2024, approximately 10.32% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into six tranches, all of which accrue interest at 4.6495% and have a maturity date of March 9, 2029.
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

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of March 31, 2024 and 2023, the VineBrook Portfolio consisted of 21,305 and 24,527 homes, respectively, in 18 states. As of March 31, 2024 and 2023, the VineBrook Portfolio had an occupancy of 95.7% and 87.8%, respectively, and a weighted average monthly effective rent of $1,220 and $1,178, respectively, per occupied home. As of March 31, 2024 and 2023, the occupancy of stabilized homes in our VineBrook Portfolio was 95.6% and 95.8%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,262 and $1,199, respectively. As of March 31, 2024 and 2023, 29.2% and 43.2%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of March 31, 2024.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,013	96.4%	$1,281	2,434	95.9%	$1,301
Dayton	OH	2,731	96.2%	1,222	2,538	96.1%	1,217
Columbus	OH	1,645	97.0%	1,271	1,480	97.2%	1,276
St. Louis	MO	1,841	94.3%	1,155	1,086	94.6%	1,182
Indianapolis	IN	1,407	96.1%	1,250	1,018	96.5%	1,282
Birmingham	AL	1,057	94.6%	1,241	564	92.9%	1,251
Columbia	SC	961	95.8%	1,369	519	95.0%	1,418
Kansas City	MO, KS	1,103	95.3%	1,279	764	94.8%	1,282
Jackson	MS	837	93.7%	1,206	648	94.0%	1,218
Memphis	TN, MS	1,355	93.4%	1,017	832	93.5%	1,058
Augusta	GA, SC	663	96.4%	1,186	407	95.1%	1,259
Milwaukee	WI	778	96.3%	1,270	521	96.2%	1,330
Atlanta	GA	693	93.1%	1,555	221	89.1%	1,715
Pittsburgh	PA	372	95.7%	1,111	274	96.0%	1,148
Pensacola	FL	300	95.3%	1,444	178	94.4%	1,474
Greenville	SC	387	96.4%	1,303	256	94.9%	1,376
Little Rock	AR	268	96.6%	1,050	250	96.4%	1,056
Huntsville	AL	276	93.8%	1,350	175	93.7%	1,389
Raeford	NC	250	97.2%	1,211	122	99.2%	1,290
Portales	NM	350	98.9%	1,160	136	98.5%	1,209
Omaha	NE, IA	288	98.6%	1,278	266	98.5%	1,288
Triad	NC	221	97.7%	1,399	165	98.8%	1,436
Montgomery	AL	306	97.1%	1,241	239	96.2%	1,256
Charleston	SC	8	100.0%	1,715	—	n/a	n/a
Sub-Total/Average		21,110	95.7%	$1,220	15,093	95.6%	$1,262
Held for Sale		195	n/a	n/a	n/a	n/a	n/a
Total/Average		21,305	95.7%	$1,220	15,093	95.6%	$1,262

As of December 31, 2023, the VineBrook Portfolio consisted of 21,843 homes in 18 states. As of December 31, 2023, the VineBrook Portfolio had an occupancy of 95.2% and a weighted average monthly effective rent of $1,220 per occupied home. As of December 31, 2023, the occupancy of stabilized homes in our VineBrook Portfolio was 95.1% and the weighted average monthly effective rent of occupied stabilized homes was $1,239. As of December 31, 2023, 32.3% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2023:

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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of March 31, 2024, the NexPoint Homes Portfolio consisted of 2,565 SFR homes primarily located in the midwestern and southeastern United States. As of March 31, 2024, NexPoint Homes had occupancy of approximately 96.4% with a weighted average monthly effective rent of $1,725 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. As of March 31, 2024, the number of stabilized homes in the NexPoint Homes Portfolio was 2,471, the occupancy of stabilized homes was 97.5%, and the weighted average monthly effective rent of stabilized occupied homes was $1,725. See Note 5 to our consolidated financial statements, NexPoint Homes Investment, for additional details on the formation of NexPoint Homes.
The table below provides summary information regarding the NexPoint Homes Portfolio as of March 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	210	96.2%	$2,039	206	98.1%	$2,039
Birmingham	AL	133	97.7%	1,594	132	98.5%	1,594
Charlotte	NC	65	92.3%	1,950	63	95.2%	1,950
Dallas/Ft Worth	TX	51	94.1%	2,303	50	96.0%	2,303
Fayetteville	AR	421	97.9%	1,637	420	98.1%	1,637
Huntsville	AL	71	90.1%	1,921	69	92.8%	1,921
Kansas City	MO, KS	146	97.9%	1,914	145	98.6%	1,914
Little Rock	AR	210	97.1%	1,441	207	98.6%	1,441
Memphis	TN, MS	144	99.3%	1,540	144	99.3%	1,540
Oklahoma City	OK	493	98.4%	1,687	490	99.0%	1,687
San Antonio	TX	199	93.5%	1,755	194	95.9%	1,755
Triad	NC	49	100.0%	1,760	49	100.0%	1,760
Tulsa	OK	173	97.1%	1,653	170	98.8%	1,653
Other (1)	AL,FL,KS,TX	135	85.2%	1,869	132	87.1%	1,869
Sub-Total/Average		2,500	96.4%	$1,725	2,471	97.5%	$1,725
Held for Sale		65	n/a	n/a	n/a	n/a	n/a
Total/Average		2,565	96.4%	$1,725	2,471	97.5%	$1,725
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.

The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	89.6%	$1,997	192	98.4%	$2,025
Birmingham	AL	133	93.2%	1,590	125	99.2%	1,601
Charlotte	NC	68	62.6%	1,940	63	100.0%	1,940
Dallas/Ft Worth	TX	51	92.2%	2,268	47	100.0%	2,268
Fayetteville	AR	440	88.9%	1,630	403	97.0%	1,682
Huntsville	AL	71	90.1%	1,894	64	100.0%	1,894
Kansas City	MO, KS	146	96.6%	1,862	141	100.0%	1,892
Little Rock	AR	210	91.0%	1,421	192	99.5%	1,429
Memphis	TN, MS	158	93.0%	1,513	152	96.7%	1,562
Oklahoma City	OK	514	88.3%	1,676	461	98.5%	1,703
San Antonio	TX	199	88.9%	1,742	181	97.8%	1,781
Triad	NC	50	88.0%	1,767	45	97.8%	1,803
Tulsa	OK	176	91.5%	1,632	161	100.0%	1,632
Other (1)	AL,FL,KS,TX	142	80.3%	1,851	114	100.0%	1,851
Sub-Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Total revenues	$11,996	$12,123
Total expenses	24,187	19,264
Net loss	$(13,282)	$(7,066)
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
Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023
The three months ended March 31, 2024 compared to the three months ended March 31, 2023
The following table sets forth a summary of our consolidated operating results for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Total revenues	$90,285	$86,105	$4,180
Total expenses	(129,441)	(120,987)	(8,454)
Loss on extinguishment of debt	(1,301)	(23)	(1,278)
Loss on sales and impairment of real estate, net	(3,887)	(15,853)	11,966
Investment income	273	75	198
Loss on forfeited deposits	—	(41,714)	41,714
Net loss	(44,071)	(92,397)	48,326
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	2,207	—
Net loss attributable to redeemable noncontrolling interests in the OP	(6,611)	(13,860)	7,249
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,675)	(3,213)	(2,462)
Net loss attributable to noncontrolling interests in consolidated VIEs	(893)	(312)	(581)
Net loss attributable to stockholders	$(33,099)	$(77,219)	$44,120
The change in our net loss between the periods primarily relates to an increase in rental income and decreases in property management fees, interest expense, loss on sales and impairment of real estate costs and loss on forfeited deposits, partially offset by an increase in property operating expenses, real estate taxes and insurance costs, advisory fees, general and administrative expenses and loss on extinguishment of debt.
Revenues
Rental income. Rental income was $88.8 million for the three months ended March 31, 2024 compared to $84.5 million for the three months ended March 31, 2023, which was an increase of $4.3 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $1.5 million for the three months ended March 31, 2024 compared to $1.6 million for the three months ended March 31, 2023, which was a decrease of $0.1 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $19.6 million for the three months ended March 31, 2024 compared to $18.0 million for the three months ended March 31, 2023, which was an increase of $1.6 million. The increase between the periods was primarily due to an increase in turnover, landscaping, utilities and maintenance costs in the three months ended March 31, 2024, associated with the growth in stabilized homes. For the three months ended March 31, 2024 and 2023, turn costs represented approximately 19% and 14%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $17.2 million for the three months ended March 31, 2024 compared to $15.2 million for the three months ended March 31, 2023, which was an increase of $2.0 million. The increase between the periods was primarily due to increases in our real estate tax assessments as a result of increases in property valuations and property insurance.
Property management fees. Property management fees were $0.8 million for the three months ended March 31, 2024 compared to $6.3 million for the three months ended March 31, 2023, which was a decrease of $5.5 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.

Advisory fees. Advisory fees were $5.3 million for the three months ended March 31, 2024 compared to $4.8 million for the three months ended March 31, 2023, which was an increase of $0.5 million. The increase between the periods was primarily due to the accrual of advisory fees at the NexPoint Homes reportable segment in 2024, which had previously been waived for the three months ended March 31, 2023.
General and administrative expenses. General and administrative expenses were $21.2 million for the three months ended March 31, 2024 compared to $8.5 million for the three months ended March 31, 2023, which was an increase of $12.7 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and other corporate and administrative costs once we internalized the Manager in August 2023.
Depreciation and amortization. Depreciation and amortization costs were $32.1 million for the three months ended March 31, 2024 compared to $32.8 million for the three months ended March 31, 2023, which was a decrease of $0.7 million. The decrease between the periods was primarily due to the disposition of homes over the past year.
Interest expense. Interest expense was $33.3 million for the three months ended March 31, 2024 compared to $35.3 million for the three months ended March 31, 2023, which was a decrease of $2.0 million. The decrease between the periods was primarily due to a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Gross interest cost	$33,553	$39,145	$(5,592)
Capitalized interest	(249)	(3,822)	3,573
Total	$33,304	$35,323	$(2,019)
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.3 million for the three months ended March 31, 2024 compared to less than $0.1 million for the three months ended March 31, 2023, which was an increase of $1.3 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the three months ended March 31, 2024.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $3.9 million for the three months ended March 31, 2024 compared to $15.9 million for the three months ended March 31, 2023, which was a decrease of $12.0 million. The decrease between the periods was primarily due to a decrease in impairment charges on held for sale assets and disposition activity in the three months ended March 31, 2024. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.3 million for the three months ended March 31, 2024 compared to $0.1 million for the three months ended March 31, 2023, which was an increase of less than $0.1 million. The increase between the periods was primarily due to interest income from the HomeSource Note.
Loss on forfeited deposits. Loss on forfeited deposits was less than $0.1 million for the three months ended March 31, 2024 compared to $41.7 million loss on forfeited deposits for the three months ended March 31, 2023, which was a decrease of $41.7 million. The decrease between the periods was primarily due to legal fees and other costs associated with the termination of acquisition agreements during the three months ended March 31, 2023.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) loss on forfeited deposits and (8) other gains and losses that are specific to us, including loss on extinguishment of debt. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. General and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties and represent expenses such as legal, professional, centralized technology support and accounting functions and other expenses associated with our corporate and administrative functions. Investment income is eliminated because it does not reflect the ongoing operating activity performed at the properties. Loss on forfeited deposits are excluded because of the infrequent and unusual nature of this activity. Losses on extinguished debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three months ended March 31, 2024 and 2023 to net (loss)/income, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net (loss)/income	$(44,071)	$(92,397)
Adjustments to reconcile net (loss)/income to NOI:
Advisory fees	5,259	4,846
General and administrative expenses	21,217	8,526
Depreciation and amortization	32,056	32,840
Interest expense	33,304	35,323
Loss on extinguishment of debt	1,301	23
(Gain)/loss on sales and impairment of real estate, net	3,887	15,853
Investment income	(273)	(75)
Loss on forfeited deposits	—	41,714
NOI	$52,680	$46,653
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for three months ended March 31, 2024 and 2023 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(30,789)	$(13,282)	$(44,071)	$(85,331)	$(7,066)	$(92,397)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,343	916	5,259	4,846	—	4,846
General and administrative expenses	19,912	1,305	21,217	7,940	586	8,526
Depreciation and amortization	24,037	8,019	32,056	25,300	7,540	32,840
Interest expense	24,788	8,516	33,304	27,563	7,760	35,323
Loss on extinguishment of debt	1,301	—	1,301	23	—	23
Loss on sales and impairment of real estate, net	2,707	1,180	3,887	15,853	—	15,853
Investment income	(184)	(89)	(273)	—	(75)	(75)
Loss on forfeited deposits	—	—	—	41,714	—	41,714
NOI	$46,115	$6,565	$52,680	$37,908	$8,745	$46,653

Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended March 31, 2024 and 2023
There are 12,104 homes in our 2024 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended March 31, 2024 and March 31, 2023 were stabilized by October 1, 2022 and held through March 31, 2024. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2024 and 2023 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues
Same Home
Rental income (1)	$42,559	$39,649	$2,910	7.3%
Other income (1)	607	268	339	126.5%
Same Home revenues	43,166	39,917	3,249	8.1%
Non-Same Home
Rental income (1)	44,495	44,404	91	0.2%
Other income (1)	655	637	18	2.8%
Non-Same Home revenues	45,150	45,041	109	0.2%
Total revenues	88,316	84,958	3,358	4.0%

Operating expenses
Same Home
Property operating expenses (1)	8,550	6,307	2,243	35.6%
Real estate taxes and insurance	7,979	7,326	653	8.9%
Property management fees (2)	—	3,637	(3,637)	-100.0%
Same Home operating expenses	16,529	17,270	(741)	-4.3%
Non-Same Home
Property operating expenses (1)	9,110	10,528	(1,418)	-13.5%
Real estate taxes and insurance	9,208	7,849	1,359	17.3%
Property management fees (2)	789	2,658	(1,869)	-70.3%
Non-Same Home operating expenses	19,107	21,035	(1,928)	-9.2%
Total operating expenses	35,636	38,305	(2,669)	-7.0%

NOI
Same Home	26,637	22,647	3,990	17.6%
Non-Same Home	26,043	24,006	2,037	8.5%
Total NOI	$52,680	$46,653	$6,027	12.9%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Three Months Ended March 31, 2024 and 2023
As of March 31, 2024, our Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,247. As of March 31, 2023, our Same Home properties were approximately 95.6% occupied with a weighted average monthly effective rent per occupied home of $1,155. For our Same Home properties, we recorded the following operating results for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:
Revenues
Rental income. Rental income was $42.6 million for the three months ended March 31, 2024 compared to $39.6 million for the three months ended March 31, 2023, which was an increase of approximately $3.0 million, or 7.3%. The increase is related to a 5.1% increase in the weighted average monthly effective rent per occupied home, a 72% increase in utility chargebacks to residents and a 0.1% increase in occupancy.
Other income. Other income was approximately $0.6 million for the three months ended March 31, 2024 compared to approximately $0.3 million for the three months ended March 31, 2023, which was an increase of approximately $0.3 million. This increase was primarily due to the increase in overall fees charged to residents upon move out, which was $1.9 million in the three months ended March 31, 2024. The increase in fees charged was partially offset by the reserve for uncollectible fees from move out charges, of $1.6 million.
Expenses
Property operating expenses. Property operating expenses were $8.6 million for the three months ended March 31, 2024 compared to $6.3 million for the three months ended March 31, 2023, which was an increase of approximately $2.3 million, or 35.6%. The increase is primarily related to an increase in in-house maintenance staff of $0.2 million, an increase in contracted general labor turns of $0.5 million, an increase in in-house turn staff of $0.5 million and an increase in utilities of $0.5 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $8.0 million for the three months ended March 31, 2024 compared to $7.3 million for the three months ended March 31, 2023, which was an increase of approximately $0.7 million, or 8.9%. The increase is primarily related to an increase in real estate taxes of $0.1 million and an increase in property insurance costs of $0.6 million.
Property management fees. There were no property management fees for the three months ended March 31, 2024 compared to $3.6 million for the three months ended March 31, 2023, which was a decrease of approximately $3.6 million, or 100.0%. The decrease is due to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 13 to our consolidated financial statements for further discussion of the management fee structure.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Same Home revenues	$43,166	$39,917
Non-Same Home revenues	45,150	45,041
Chargebacks	1,969	1,147
Total revenues	90,285	86,105

Same Home operating expenses	16,529	17,270
Non-Same Home operating expenses	19,107	21,035
Chargebacks	1,969	1,147
Total operating expenses	$37,605	$39,452

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
Core FFO makes certain adjustments to FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as the amortization of deferred financing costs, gains or losses on extinguishment of debt, losses on forfeited deposits, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense and transaction costs. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended March 31,		2024 to 2023
	2024	2023	$ Change	% Change
Net loss attributable to stockholders	$(33,099)	$(77,219)	$44,120	-57.1%
Net loss attributable to NCI in the OP	(6,611)	(13,860)	7,249	-52.3%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(5,675)	(3,213)	(2,462)	76.6%
Net loss attributable to noncontrolling interest in consolidated VIEs	(893)	(312)	(581)	186.2%
Depreciation and amortization	32,056	32,840	(784)	-2.4%
Loss/(Gain) on sales and impairment of real estate, net	3,887	15,853	(11,966)	-75.5%
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(10,335)	(45,911)	35,576	-77.5%

FFO per share - basic	$(0.35)	$(1.60)	$1.25	-78.1%
FFO per share - diluted	$(0.35)	$(1.60)	$1.25	-78.1%

Loss on forfeited deposits	—	41,714	(41,714)	-100.0%
Amortization of deferred financing costs	5,097	2,517	2,580	102.5%
Loss on extinguishment of debt	1,301	23	1,278	N/M
Change in fair value of interest rate derivatives included in interest expense	(1,223)	3,845	(5,068)	-131.8%
Transaction costs	1,480	—	1,480	100.0%
Equity-based compensation expense	5,249	1,928	3,321	172.3%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	1,569	4,116	(2,547)	-61.9%

Core FFO per share - basic	$0.05	$0.14	$(0.09)	-64.3%
Core FFO per share - diluted	$0.05	$0.14	$(0.09)	-64.3%

Recurring capital expenditures	(6,055)	(4,033)	(2,022)	50.1%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(4,486)	83	(4,569)	N/M

AFFO per share - basic	$(0.15)	$—	$(0.15)	-100.0%
AFFO per share - diluted	$(0.15)	$—	$(0.15)	-100.0%

Weighted average shares outstanding - basic	29,646	28,645
Weighted average shares outstanding - diluted (1)	30,534	29,079

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to stockholders per share/unit - diluted	$(1.32)	$(3.14)
Net loss attributable to stockholders Coverage - diluted (2)	-2.49x	-5.92x
FFO Coverage - diluted (3)	-0.66x	-3.02x
Core FFO Coverage - diluted (3)	0.09x	0.26x
AFFO Coverage - diluted (3)	-0.28x	0x
(1)For the three months ended March 31, 2024 and 2023, includes approximately 854,000 shares and 915,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”), earned performance shares of the Company (“Performance Shares”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO or change in control.
(2)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(3)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

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
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove items such as the amortization of deferred financing costs, gains or losses on extinguishment of debt, losses on forfeited deposits, changes in fair value of interest rate derivatives included in interest expense, equity-based compensation expense, reportable segment-specific investment income, unrealized gains or losses and transaction costs. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for the three months ended March 31, 2024 and 2023. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(26,942)	$(6,157)	$(33,099)
Net loss attributable to redeemable NCI in the OP	(6,054)	(557)	(6,611)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(5,675)	(5,675)
Net loss attributable to NCI in consolidated VIEs	—	(893)	(893)

	For the Three Months Ended March 31, 2023
	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(73,954)	$(3,265)	$(77,219)
Net loss attributable to redeemable NCI in the OP	(13,584)	(276)	(13,860)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,213)	(3,213)
Net loss attributable to NCI in consolidated VIEs	—	(312)	(312)
The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment's net loss attributable to stockholders for the three months ended March 31, 2024 and 2023, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended March 31,		2024 to 2023
	2024	2023	$ Change	% Change
Net loss attributable to stockholders	$(26,942)	$(73,954)	$47,012	-63.6%
Net loss attributable to NCI in the OP	(6,054)	(13,584)	7,530	-55.4%
Depreciation and amortization	24,037	25,300	(1,263)	-5.0%
Loss/(gain) on sales and impairment of real estate, net	2,707	15,853	(13,146)	-82.9%
FFO attributable to stockholders and NCI in the OP	(6,252)	(46,385)	40,133	-86.5%

FFO per share - basic	$(0.23)	$(1.62)	$1.39	-85.8%
FFO per share - diluted	$(0.23)	$(1.62)	$1.39	-85.8%

Loss on forfeited deposits	—	41,714	(41,714)	-100.0%
Investment income (1)	1,229	1,291	(62)	-4.8%
Amortization of deferred financing costs	5,027	2,327	2,700	116.0%
Loss on extinguishment of debt	1,301	23	1,278	N/M
Change in fair value of interest rate derivatives included in interest expense	(1,223)	3,845	(5,068)	-131.8%
Transaction costs	744	—	744	100.0%
Equity-based compensation expense	5,120	1,768	3,352	189.6%
Core FFO attributable to stockholders and NCI in the OP	5,946	4,583	1,363	29.7%

Core FFO per share - basic	$0.22	$0.16	$0.06	37.5%
Core FFO per share - diluted	$0.19	$0.16	$0.03	18.8%

Recurring capital expenditures	(6,055)	(4,033)	(2,022)	50.1%
AFFO attributable to stockholders and NCI in the OP	(109)	550	(659)	-119.8%

AFFO per share - basic	$—	$0.02	$(0.02)	-100.0%
AFFO per share - diluted	$—	$0.02	$(0.02)	-100.0%

Weighted average shares outstanding - basic	26,646	28,645
Weighted average shares outstanding - diluted (2)	30,534	29,079

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.32)	$(3.14)
Net loss attributable to stockholders Coverage - diluted (4)	-2.49x	-5.92x
FFO Coverage - diluted (5)	-0.43x	-3.06x
Core FFO Coverage - diluted (5)	0.36x	0.3x
AFFO Coverage - diluted (5)	0x	0.04x
(1)Investment income in the table above includes approximately $0.4 million of interest income from the NexPoint Homes Convertible Notes (defined below) and approximately $0.9 million of dividend income from the investment in NexPoint Homes for the three months ended March 31, 2024. Additionally, investment income in the table above includes approximately $0.5 million of interest income from the NexPoint Homes Convertible Notes and approximately $0.8 million of dividend income from the investment in NexPoint Homes for the three months ended March 31, 2023. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)For the three months ended March 31, 2024 and 2023, includes approximately 854,000 shares and 915,000 shares respectively, related to the assumed vesting of RSUs, Performance Shares and profits interest units in the OP (“PI Units”) not contingent upon an IPO or change in control.
(3)For the three months ended March 31, 2024 and 2023, the net loss attributable to stockholders per share/unit (diluted) includes $(0.25) per common share and $(0.13) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.
(4)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2024 as compared to the three months ended March 31, 2023
VineBrook FFO was $(6.3) million for the three months ended March 31, 2024 compared to $(46.4) million for the three months ended March 31, 2023, which was an increase of approximately $40.1 million. The change in VineBrook FFO between the periods primarily relates to decreases in the VineBrook reportable segment’s loss on forfeited deposits of $41.7 million, the VineBrook reportable segment's total property operating expenses of $3.9 million, the VineBrook reportable segment’s interest expense of $2.8 million and the increase in the VineBrook reportable segment’s rental income of $4.2 million, partially offset by an increase in the VineBrook reportable segment’s general and administrative expenses of $12.0 million.
VineBrook Core FFO was $5.9 million for the three months ended March 31, 2024 compared to $4.6 million for the three months ended March 31, 2023, which was an increase of approximately $1.4 million. The change in VineBrook Core FFO between the periods primarily relates to increases in VineBrook FFO, the VineBrook reportable segment's amortization of deferred financing costs of $2.7 million, the VineBrook reportable segment's equity-based compensation expense of $3.4 million, partially offset by the change in fair value of interest rate derivatives included in interest expense of $5.1 million, which is subtracted to arrive at VineBrook Core FFO given it is a non-cash item.
VineBrook AFFO was $(0.1) million for the three months ended March 31, 2024 compared to $0.6 million for the three months ended March 31, 2023, which was a decrease of approximately $0.7 million. The change in VineBrook AFFO between the periods primarily relates to an increase in the VineBrook reportable segment’s recurring capital expenditures of $2.0 million, partially offset by an increase to VineBrook Core FFO.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to a decrease of 10.1% in VineBrook interest expense (or 14.4% on a per share basis). The weighted average interest rate of debt decreased from 6.7456% as of March 31, 2023 to 6.3666% as of March 31, 2024 for the VineBrook reportable segment, which has contributed to the increase in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of interest rates.
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

On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04
March 31, 2023	61.32
June 30, 3023	61.63
September 30, 2023	60.23
December 31, 2023	58.95
March 31, 2024	57.99

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility has an additional $252.3 million of capacity as of March 31, 2024.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility, JPM Facility and NexPoint Homes KeyBank Facility within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations, (vii) may negotiate a turnover of secured properties back to the related lender and (viii) employ some combination of (i) - (vii). Additionally, the Company closed on an asset backed securitization ("ABS") on February 29, 2024 ("ABS II") that provided for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The Company used the net proceeds from the ABS II to pay down $242.4 million on the JPM Facility and fund reserves in accordance with the credit agreement. The Company can use the remaining net proceeds of $51.6 million at the discretion of management to pay down debt or for other uses. Subsequent to March 31, 2024, the Company sold 98 homes for net proceeds of approximately $9.8 million. Additionally, the Company intends to continue to dispose of homes to generate proceeds for debt paydowns and other uses. The Company plans to sell approximately 300 to 700 homes over the next twelve months to generate proceeds of approximately $45 million to $105 million. If rates remain at a level that would be accretive to the Company, management plans to use ABS transactions in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. If the Warehouse Facility is not fully paid down by November 2024, the Company plans to utilize at least one of the two six-month extension options contractually available per the Consent and Sixth Amendment to the Warehouse Facility to extend the Warehouse Facility. To extend, there can be no default or event of default, the Company must be in compliance with all covenant requirements and needs to pay an extension fee of 0.1% of the maximum outstanding commitment at that time. Management expects to be in compliance with financial covenants at the time of initial maturity after implementing the plans noted above and therefore plans to be able to extend the Warehouse Facility in November 2024. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. The financial statements included in this Form 10-Q have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-Q do not include any adjustments that may result from the outcome of this uncertainty.

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
Cash Flows
The three months ended March 31, 2024 as compared to the three months ended March 31, 2023
The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Net cash provided by (used in) operating activities	$(45)	$19,142	$(19,187)
Net cash provided by (used in) investing activities	36,015	(44,238)	80,253
Net cash used in financing activities	(5,785)	(7,525)	1,740
Change in cash and restricted cash	30,185	(32,621)	62,806
Cash and restricted cash, beginning of period	85,620	114,749	(29,129)
Cash and restricted cash, end of period	$115,805	$82,128	$33,677
Cash flows from operating activities. During the three months ended March 31, 2024, net cash used in operating activities was less than $0.1 million compared to net cash provided by operating activities of $19.1 million for the three months ended March 31, 2023. The change in cash flows from operating activities was mainly due to an increase in real estate taxes and property operating expenses paid, partially offset by an increase in net operating income during the period.
Cash flows from investing activities. During the three months ended March 31, 2024, net cash provided by investing activities was $36.0 million compared to net cash used in investing activities of $44.2 million for the three months ended March 31, 2023. The change in cash flows from investing activities was mainly due to decreases in acquisitions of real estate investments and additions to real estate investments and an increase in net proceeds from sales of real estate.
Cash flows from financing activities. During the three months ended March 31, 2024, net cash used in financing activities was $5.8 million compared to net cash used in financing activities of $7.5 million for the three months ended March 31, 2023. The change in cash flows from financing activities was mainly due to a decrease in credit facilities proceeds received and an increase in credit facilities principal payments made, partially offset by the decrease in redemptions paid on Common Stock and the issuance of the ABS II Loan.

Debt, Derivatives and Hedging Activity
Debt
As of March 31, 2024, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $2.0 billion at a weighted average interest rate of 6.3666% and an adjusted weighted average interest rate of 3.9976%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.2219%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $1.5 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.5 billion of our floating rate debt. See Notes 7 and 8 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of March 31, 2024:

	Type	Outstanding Principal as of March 31, 2024	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$231,889	7.01%	12/1/2025
Warehouse Facility	Floating	780,487	8.01%	11/3/2024	(2)
JPM Facility	Floating	97,746	8.23%	1/31/2025	(3)
ABS I Loan	Fixed	391,568	4.92%	12/8/2028
ABS II Loan	Fixed	403,660	4.65%	3/9/2029
MetLife Note	Fixed	107,897	3.25%	1/31/2026
TrueLane Mortgage	Fixed	8,530	5.35%	2/1/2028
Crestcore II Note	Fixed	2,657	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,484	5.12%	7/9/2029
PNC Loan I	Fixed	—	3.59%	2/19/2024	(4)
PNC Loan II	Fixed	49	3.70%	12/29/2024	(4)
PNC Loan III	Fixed	155	3.69%	12/15/2025	(4)
Total Outstanding Principal		$2,027,122
(1)Represents the interest rate as of March 31, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of March 31, 2024 was 5.3224%, daily SOFR as of March 31, 2024 was 5.3400% and one-month term SOFR as of March 31, 2024 was 5.3287%.
(2)This is the initial maturity for the Warehouse Facility prior to extension options being exercised. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The maturity date after extensions is November 3, 2025.
(3)This is the initial maturity date for the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
(4)The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024.
In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above and described below, the NexPoint Homes reportable segment had $576.5 million of debt outstanding at March 31, 2024 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5, 7 and 13 to the consolidated financial statements.

Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank, N.A. (“KeyBank”). The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022 and July 31, 2023. On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility (the “Consent and Sixth Amendment”) with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates under the Series B Preferred Offering, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. The amended Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has two six-month extension options available, subject to meeting certain criteria, and bears interest at a variable rate equal to the forward-looking term rate based on one-month term SOFR, or daily SOFR for the applicable interest period, plus a margin of 0.1% plus a margin of 2.55%, or 2.50% after repayment of certain outstanding amounts, or an alternative base rate plus an applicable margin of 1.55%, or 1.50% after repayment of certain outstanding amounts. Subsequent to March 31, 2024, the Company paid down approximately $10.1 million. The outstanding balance on the Warehouse Facility as of March 31, 2024 is approximately $780.5 million, which is below the required Commitment Reduction.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III in full. As of March 31, 2024, the JPM Facility had $252.3 million in available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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

Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of approximately $392.2 million (the “ABS I Loan”). Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,776 SFR homes, and as of March 31, 2024, approximately 11.63% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
Asset Backed Securitization II
On February 29, 2024, the OP, via its indirect special purpose subsidiary, VineBrook Homes Borrower 2, LLC (the “ABS II Borrower”), completed an asset backed securitization (“ABS II”) and entered into a loan agreement (the “ABS II Loan Agreement”) with BofA Securities, Inc., as sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC, as joint bookrunner and co-lead manager and Citizens JMP Securities, LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., and Truist Securities, Inc., as co-managers (the “ABS II Loan ”).
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the Regular Certificates, the “ABS II Certificates”). The Company also retained $19.5 million notional amount of the Class A, $10.5 million notional amount of the Class B, and $2.0 million notional amount of the Class C certificates. The ABS II Certificates represent beneficial ownership interests in the trust and its assets, including the ABS II Loan.

The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the Class A, Class B, Class C, and Class F certificates will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $71.9 million of the ABS II certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,464 SFR homes, and as of March 31, 2024, approximately 10.32% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
PNC Loans
Following the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III matured on February 19, 2024, and will mature on December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024 (see Note 17). The balances of these loans are included in notes payable on the consolidated balance sheet.
Debt Covenant Compliance
The debt compliance reporting cycles for the Company’s debt are generally not due until 60 days after calendar quarter ends. The Company will be submitting the March 31, 2024 compliance certificates to the lending parties on time before the 60-day window but has not submitted these certificates for all of its debt as of the filing date of this 10-Q report. The lending parties generally do not provide positive assurance on or approval of the reporting but only notify the Company of any noncompliance.
As of March 31, 2024, NexPoint Homes did not meet the fixed charge coverage ratio covenant with respect to the NexPoint Homes KeyBank Facility, which has an outstanding balance of approximately $53.4 million as of May 15, 2024. We expect the loan’s administrative agent to waive the noncompliance. NexPoint Homes is in the process of repaying this the NexPoint Homes KeyBank Facility by its maturity date of September 30, 2024 via home sales. This plan was enacted in connection with the third amendment to the NexPoint Homes KeyBank Facility that closed on March 28, 2024.
In regard to the Company’s other debt agreements, the Company is in compliance or has received waivers for the March 31, 2024 reporting cycle. The Company has not received any notifications of noncompliance from any lender as of the filing of this 10-Q report.

Refinancing of Capital
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

Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 13 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.2 billion. As of March 31, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $1.2 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.3994%. As of March 31, 2024, interest rate swap agreements effectively covered $1.2 billion, or 136.9%, of our $1.1 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.3994%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 7 and 8 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2024 and 2023. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50%) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2024. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2023 and 2022 or the three months ended March 31, 2024.
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
As of March 31, 2024, we had total indebtedness of $2.6 billion which was comprised of $1.2 billion of outstanding variable-rate debt. Our variable-rate debt was comprised of borrowings on our mortgage loans of $231.9 million and term loan facilities of $938.7 million. As of March 31, 2024, we had effectively converted 129.8% of these borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements
This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we may consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Sales of Common Stock
The following table presents information regarding the DRIP that have not been previously disclosed in Current Reports on Form 8-K (dollars in thousands, except per share amounts).

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
January 30, 2024	138,550	$58.42	8,094
(1)Shares of Common Stock issued under DRIP are generally issued at a 3% discount to the Company’s then-current NAV.
(2)For Common Stock issued under the DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 9 for further discussion.
No underwriting discount or commission is applicable to sales pursuant to the DRIP.
The Company issued the Common Stock noted above to accredited investors in reliance upon the exemptions from registration under the Securities Act Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.

Amended and Restated Share Repurchase Plan

On April 27, 2023 the Company publicly announced an amended and restated share repurchase plan (the “Amended Share Repurchase Plan”). The Amended Share Repurchase Plan superseded and replaced the Company’s share repurchase plan that began on November 1, 2019 (the “Prior Share Repurchase Plan”). The Amended Share Repurchase Plan is substantially similar to the Prior Share Repurchase Plan, but (i) clarifies that to have Common Stock repurchased, the repurchase request and required documentation must be received by the last business day of the first month of such quarter, (ii) clarifies that repurchase requests not delivered timely on the last business day of the first month of a quarter will not be executed and must be resubmitted after the start of the next quarter and (iii) removes references to the Private Offering that was terminated on September 14, 2022 and a fee on early repurchases that fell away on November 1, 2020.

Under the Amended Share Repurchase Plan, investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock. Under the Amended Share Repurchase Plan, Shares will be repurchased at the then-current NAV per share in effect. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. The Company is not obligated to repurchase any Common Stock under the Amended Share Repurchase Plan and may choose to repurchase only some, or even none, of the Common Stock that have been asked to be repurchased in any particular quarter, in the sole discretion of the Board. The Board determined to suspend share repurchases from July 1, 2023 to June 30, 2024. Notwithstanding any suspension of the Amended Share Repurchase Plan, the Board may permit the repurchase of Common Stock held by a stockholder who has died, is deemed to have a qualified disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) or similar extenuating hardship circumstances, subject to the conditions and limitations in the Amended Share Repurchase Plan.

Under the Amended Share Repurchase Plan, investors may request that the Company repurchase all or a portion of their Common Stock by submitting a repurchase request and required documentation to our transfer agent by 4:00 p.m. (Eastern time) on the last business day of the first month of any quarter. Settlements of share repurchases will be made in cash within three business days of the last calendar day of such quarter (a “repurchase date”). An investor may withdraw his or her repurchase request by notifying the Company’s transfer agent, directly or through his or her financial intermediary, on the Company’s toll-free automated telephone customer service number by 4:00 p.m. (Eastern time) on the applicable repurchase date (or, if such repurchase date is not a business day, the prior business day). If a repurchase order is received after 4:00 p.m. (Eastern time) on the last business day of the first month of a quarter, the purchase order will not be executed and must be resubmitted after the start of the next quarter.

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
January 1 - January 31	—	$—	—	$—
February 1 - February 29	—	—	—	—
March 1 - March 31	27,441	58.95	27,441	72,461
Total	27,441	$58.95	27,441	$72,461
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Promissory Note, dated March 28, 2024 by and between NexPoint SFR Operating Partnership, L.P. and NexPoint Real Estate Finance, Inc.

10.2
Second Amendment to Amended and Restated Advisory Agreement of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2024).

10.3
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
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ Brian Mitts		May 17, 2024
Brian Mitts	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)