Form 10-Q
period 2024-06-30
VINEBROOK HOMES TRUST, INC.
filed 2024-08-09
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 8, 2024, the registrant had 25,434,567 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended June 30, 2024
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, repayment of the Warehouse Facility (as defined below), and the JPM Facility (as defined below), contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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

ii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Operating real estate investments
Land	$549,213	$560,047
Buildings and improvements	2,825,286	2,872,755
Intangible lease assets	16	14
Total gross operating real estate investments	3,374,515	3,432,816
Accumulated depreciation and amortization	(328,757)	(275,534)
Total net operating real estate investments	3,045,758	3,157,282
Real estate held for sale, net	38,141	54,615
Total net real estate investments	3,083,899	3,211,897
Investments, at fair value	2,500	2,500
Cash	43,913	27,917
Restricted cash	50,931	57,703
Accounts and other receivables	15,230	20,008
Prepaid and other assets	24,452	21,236
Interest rate derivatives, at fair value	44,640	48,416
Intangible assets, net	5,321	4,045
Asset-backed securitization certificates	108,864	39,096
Goodwill	20,522	20,522
TOTAL ASSETS	$3,400,272	$3,453,340

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$1,626,852	$1,276,970
Credit facilities, net	857,344	1,156,704
Accounts payable and other accrued liabilities	52,736	52,696
Accrued real estate taxes payable	36,380	39,632
Accrued interest payable	26,864	23,122
Security deposit liability	25,943	25,909
Prepaid rents	2,606	3,348
Total Liabilities	2,628,725	2,578,381

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 5,000,000 shares issued and outstanding, respectively	122,315	122,225
Redeemable noncontrolling interests in the OP	270,001	251,503
Redeemable noncontrolling interests in consolidated VIEs	98,484	105,018
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,252,565 and 25,006,237 shares issued and outstanding, respectively	255	252
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	757,662	776,755
Distributions in excess of retained earnings	(515,420)	(423,769)
Accumulated other comprehensive income	28,460	31,208
Total Stockholders' Equity	270,982	384,471
Noncontrolling interests in consolidated VIEs	9,765	11,742
TOTAL LIABILITIES AND EQUITY	$3,400,272	$3,453,340
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$90,776	$87,414	$179,559	$171,911
Other income	969	1,229	2,471	2,837
Total revenues	91,745	88,643	182,030	174,748
Expenses
Property operating expenses	19,765	17,731	39,394	35,713
Real estate taxes and insurance	17,069	16,920	34,256	32,095
Property management fees	840	4,830	1,629	11,125
Advisory fees	5,187	5,802	10,446	10,648
General and administrative expenses	18,038	13,999	39,255	22,525
Depreciation and amortization	31,378	32,080	63,434	64,920
Interest expense	34,358	31,456	67,662	66,779
Total expenses	126,635	122,818	256,076	243,805
Loss on extinguishment of debt	(73)	(89)	(1,374)	(112)
Loss on sales and impairment of real estate, net	(5,234)	(14,601)	(9,121)	(30,454)
Investment income	1,819	89	2,092	164
Change in unrealized gain (loss) on investments	(255)	—	(255)	—
Loss on forfeited deposits	—	(196)	—	(41,910)
Net loss	(38,633)	(48,972)	(82,704)	(141,369)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,030	2,207	4,237	4,414
Net loss attributable to redeemable noncontrolling interests in the OP	(5,796)	(7,346)	(12,407)	(21,206)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,840)	(4,794)	(11,515)	(8,007)
Net loss attributable to noncontrolling interests in consolidated VIEs	(921)	(689)	(1,814)	(1,001)
Net loss attributable to stockholders	$(28,106)	$(38,350)	$(61,205)	$(115,569)
Other comprehensive (loss)/income
Unrealized (loss)/gain on interest rate hedges	(6,005)	15,619	(3,232)	6,134
Total comprehensive loss	(44,638)	(33,353)	(85,936)	(135,235)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,030	2,207	4,237	4,414
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(6,697)	(5,003)	(12,891)	(20,286)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,840)	(4,794)	(11,515)	(8,007)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(921)	(689)	(1,814)	(1,001)
Comprehensive loss attributable to stockholders	$(33,210)	$(25,074)	$(63,953)	$(110,355)

Weighted average common shares outstanding - basic	25,235	24,779	25,167	24,636
Weighted average common shares outstanding - diluted	25,235	24,779	25,167	24,636

Loss per share - basic	$(1.11)	$(1.55)	$(2.43)	$(4.69)
Loss per share - diluted	$(1.11)	$(1.55)	$(2.43)	$(4.69)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2024	2,548,240	$25	25,132,484	$253	$763,652	$(472,039)	$33,564	$325,455
Net loss attributable to stockholders					—	(28,106)	—	(28,106)
Issuance of Class A common stock			107,515	1	5,534	—	—	5,535
Redemptions of Class A common stock			(25,140)	—	(1,455)	—	—	(1,455)
Equity-based compensation			37,706	1	1,533	—	—	1,534
Common stock dividends declared ($0.5301 per share)					—	(13,762)	—	(13,762)
Series B Preferred stock dividends declared					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(5,104)	(5,104)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(8,705)	—	—	(8,705)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(2,897)	—	—	(2,897)
Balances, June 30, 2024	2,548,240	$25	25,252,565	$255	$757,662	$(515,420)	$28,460	$270,982

	Series B Preferred Stock		Class A Common Stock
Six Months Ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to stockholders					—	(61,205)	—	(61,205)
Issuance of Class A common stock			217,635	2	11,395	—	—	11,397
Redemptions of Class A common stock			(44,827)	—	(2,616)	—	—	(2,616)
Equity-based compensation			73,520	1	2,908	—	—	2,909
Common stock dividends declared ($1.0602 per share)					—	(27,420)	—	(27,420)
Series B Preferred stock dividends declared					—	(3,026)		(3,026)
Other comprehensive loss attributable to stockholders					—	—	(2,748)	(2,748)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(25,837)	—	—	(25,837)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(4,943)	—	—	(4,943)
Balances, June 30, 2024	2,548,240	$25	25,252,565	$255	$757,662	$(515,420)	$28,460	$270,982
See Accompanying Notes to Consolidated Financial Statements
VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Class A Common Stock
Three Months Ended June 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2023	24,769,760	$249	$734,748	$(250,592)	$35,937	$520,342
Net loss attributable to stockholders			—	(38,350)	—	(38,350)
Issuance of Class A common stock	111,591	1	5,763	—	—	5,764
Redemptions of Class A common stock	(2,920)	—	(180)	—	—	(180)
Equity-based compensation	15,888	—	1,225	—	—	1,225
Common stock dividends declared ($0.5301 per share)			—	(13,428)	—	(13,428)
Other comprehensive income attributable to stockholders			—	—	13,276	13,276
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(8,248)	—	—	(8,248)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,371)	—	—	(1,371)
Balances, June 30, 2023	24,894,319	$250	$731,937	$(302,370)	$49,213	$479,030

	Class A Common Stock
Six Months Ended June 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to stockholders			—	(115,569)	—	(115,569)
Issuance of Class A common stock	221,698	2	12,489	—	—	12,491
Redemptions of Class A common stock	(2,920)	—	(180)	—	—	(180)
Equity-based compensation	60,177	—	2,082	—	—	2,082
Common stock dividends declared ($1.0602 per share)			—	(26,753)	—	(26,753)
Other comprehensive income attributable to stockholders			—	—	5,214	5,214
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP			(18,212)	—	—	(18,212)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs			(1,371)	—	—	(1,371)
Balances, June 30, 2023	24,894,319	$250	$731,937	$(302,370)	$49,213	$479,030
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(82,704)	$(141,369)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Loss on sales and impairment of real estate, net	9,121	30,454
Depreciation and amortization	63,434	64,920
Non-cash interest expense	8,527	5,728
Change in unrealized loss on investments	255	—
Net cash received/(paid) on derivative settlements	—	2,419
Loss on extinguishment of debt	1,374	112
Equity-based compensation	10,453	5,877
Loss on forfeited deposits	—	41,910
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	1,486	(4,306)
Operating liabilities	(3,552)	9,649
Net cash provided by operating activities	8,394	15,394

Cash flows from investing activities
Net proceeds from sales of real estate	84,346	63,077
Prepaid acquisition deposits	76	(10)
Insurance proceeds received	695	1,348
Additions to real estate investments	(28,038)	(87,420)
Net cash provided by (used in) investing activities	57,079	(23,005)

Cash flows from financing activities
Notes payable proceeds received	303,923	10,722
Notes payable payments	(26,704)	(6,226)
Credit facilities proceeds received	2,759	13,749
Credit facilities principal payments	(305,129)	(13,219)
Bridge facilities proceeds received	—	25,000
Bridge facilities principal payments	—	(41,805)
Financing costs paid	(4,667)	(2,232)
Proceeds from issuance of Class A common stock	—	—
Redemptions of Class A common stock paid	(3,104)	(17,274)
Dividends paid to common stockholders	(14,081)	(12,827)
Series B Preferred stock dividends paid	(3,026)	—
Payments for taxes related to net share settlement of stock-based compensation	(1,187)	—
Redemptions of Series A Preferred stock paid	(86)	(140)
Series A Preferred stock dividends paid	(4,061)	(4,063)
Contributions from redeemable noncontrolling interests in the OP	1,074	—
Distributions to redeemable noncontrolling interests in the OP	(1,119)	(425)
Redemptions by redeemable noncontrolling interests in the OP	(457)	—
Distributions to redeemable noncontrolling interests in consolidated VIEs	38	(601)
Contributions from noncontrolling interests in consolidated VIEs	103	5,271
Distributions to noncontrolling interests in consolidated VIEs	(450)	(321)
Redemptions to noncontrolling interests in consolidated VIEs	(75)	—
Net cash used in financing activities	(56,249)	(44,391)

Change in cash and restricted cash	9,224	(52,002)
Cash and restricted cash, beginning of period	85,620	114,749
Cash and restricted cash, end of period	$94,844	$62,747

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$68,374	$69,517
Cash paid for income and franchise taxes	—	652

Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	—	7,382
Accrued dividends payable to common stockholders	752	562
Accrued distributions payable to redeemable noncontrolling interests in the OP	1,231	700
Accrued dividends payable to Series A preferred stockholders	4,061	2,032
Accrued redemptions payable to common stockholders	2,616	180
Accrued capital expenditures	—	347
Accretion to redemption value of Redeemable Series A preferred stock	176	351
Asset backed securitization certificates	71,868	—
Write off of fully amortized deferred financing costs	1,965	—
Issuance of Class A common stock related to DRIP dividends	12,588	13,364
DRIP dividends to common stockholders	(12,588)	(13,364)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	3,333	3,645
DRIP distributions to redeemable noncontrolling interests in the OP	(3,333)	(3,645)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	2,679	1,949
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(2,679)	(1,949)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	183	139
DRIP distributions to noncontrolling interests in consolidated VIEs	(183)	(139)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP and as of August 3, 2023, a wholly owned subsidiary of the Company. As of June 30, 2024, there were a combined 25,043,091 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,353,127 Class A OP Units, or 81.3%, were owned by the Company, 2,814,063 Class B OP Units, or 11.1%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 93,905 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 148,192 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,633,805 Class C OP Units, or 6.5%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP.
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
Between November 1, 2018 and June 30, 2024, the Company, through the special purpose limited liability companies (“SPEs”) owned by the OP, purchased 20,750 additional homes and sold 3,780 homes within the VineBrook reportable segment (see Note 4), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 83 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 21,104 homes (the "VineBrook Portfolio") in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,486 homes (the “NexPoint Homes Portfolio”), for a total of 23,590 homes in 20 states as of June 30, 2024. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 5), proceeds from the sale of Common Stock and Preferred Stock (defined below) and excess cash generated from operations.
The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally have an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes for periods before August 3, 2023 (see Note 13).
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
On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through a continuous private placement (the “Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “Securities Act”) (and various state securities law provisions) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis and is unaudited. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

2. Summary of Significant Accounting Policies
Basis of Accounting and Use of Estimates
Readers of this Form 10-Q should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2023, which are included in our Annual Report, filed with the SEC on April 1, 2024, since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2023 Annual Report for further discussion of our significant accounting policies and estimates.
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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and December 31, 2023 and results of operations for the three and six months ended June 30, 2024 and 2023 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2024, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP is a wholly owned subsidiary of the Company. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 80% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of June 30, 2024. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and NexPoint SFR Operating Partnership, L.P. ("SFR OP"), its operating partnership. Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP.
Reclassifications

During the period ended June 30, 2024, the Company combined certain amounts classified separately as corporate general and administrative expenses of $10.3 million, and property general and administrative expenses of $12.2 million, for the prior period as general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) for the period ended June 30, 2024 to conform to our current presentation.

Real Estate Investments
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates, changes in hold periods or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three and six months ended June 30, 2024, the Company recorded approximately $4.4 million and $8.7 million of impairment charges on real estate assets, respectively, mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2023, the Company recorded approximately $14.2 million and $27.3 million of impairment charges on real estate assets, respectively, mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). No significant impairments on operating properties were recorded during the three and six months ended June 30, 2024 and 2023.
Intangible Assets
Intangible assets acquired related to the Internalization of the Manager are amortized on a straight-line basis over the estimated useful lives as described in the following table:

Developed technology	5 years
Goodwill	Not depreciated
Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three and six months ended June 30, 2024.
Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2023 and assessed no impairment of goodwill. No impairment losses on goodwill have been recognized for the three and six months ended June 30, 2024. The goodwill did not exist before August 3, 2023, as the goodwill resulted from the Internalization of the Manager that closed on August 3, 2023.
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
In connection with the Company’s asset backed securitization transactions (as discussed in Note 6), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments. As of June 30, 2024, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next five years.
Cash and Restricted Cash
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023	December 31, 2023
Cash	$43,913	$27,009	$27,917
Restricted cash	50,931	35,738	57,703
Total cash and restricted cash	$94,844	$62,747	$85,620

Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended June 30, 2024 and 2023, rental income includes $4.0 million and $3.3 million of variable lease payments, respectively. For the six months ended June 30, 2024 and 2023, rental income includes $7.8 million and $6.1 million of variable lease payments, respectively.
Gains or losses on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain or loss on sale when the derecognition criteria under ASC 610-20 have been met, which is included in loss on sales and impairment of real estate on the consolidated statements of operations and comprehensive income (loss).
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of the Company’s Common Stock outstanding, which excludes any unvested restricted stock units (“RSUs”) and profit interest units in the OP (“PI Units”) issued pursuant to the 2018 Long-Term Incentive Plan (the “2018 LTIP”) or the 2023 Long-Term Incentive Plan (the “2023 LTIP”). Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effects of the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock. During periods of net loss, the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Common Stock is anti-dilutive and is not included in the calculation of diluted earnings (loss) per share. The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for loss per share:
Net loss	$(38,633)	$(48,972)	$(82,704)	$(141,369)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,030	2,207	4,237	4,414
Net loss attributable to redeemable noncontrolling interests in the OP	(5,796)	(7,346)	(12,407)	(21,206)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,840)	(4,794)	(11,515)	(8,007)
Net loss attributable to noncontrolling interests in consolidated VIEs	(921)	(689)	(1,814)	(1,001)
Net loss attributable to stockholders	$(28,106)	$(38,350)	$(61,205)	$(115,569)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,235	24,779	25,167	24,636
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	25,235	24,779	25,167	24,636

Earnings (loss) per weighted average common share:
Basic	$(1.11)	$(1.55)	$(2.43)	$(4.69)
Diluted	$(1.11)	$(1.55)	$(2.43)	$(4.69)

(1)
For the three months ended June 30, 2024 and 2023, excludes approximately 5,322,555 shares and 4,566,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive. For the six months ended June 30, 2024 and 2023, excludes approximately 5,374,706 shares and 4,576,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2024, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company has elected practical expedients within FASB ASU 2020-04 related to replacing the source of hedged transactions. After LIBOR cessation on June 30, 2023, the Company elected to utilize the practical expedients to not reassess previous accounting determinations and to not dedesignate hedge relationships due to a change in critical terms and the option to change the contractual terms of a hedging instrument while not dedesignating the hedging relationship.
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
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation-Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation-General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on its consolidated financial statements and disclosures.

3. Investments in Subsidiaries
As of June 30, 2024, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 21,104 properties in the VineBrook reportable segment and 2,486 properties in the NexPoint Homes reportable segment, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of June 30, 2024, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 5) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	60	$5,832	100%	Yes	$4,822
NREA VB II, LLC	162	16,571	100%	Yes	10,289
NREA VB III, LLC	1,298	122,255	100%	Yes	67,940
NREA VB IV, LLC	379	38,003	100%	Yes	23,178
NREA VB V, LLC	1,822	129,741	100%	Yes	103,442
NREA VB VI, LLC	261	26,227	100%	Yes	17,825
NREA VB VII, LLC	32	2,832	100%	Yes	2,854
True FM2017-1, LLC	185	18,188	100%	Yes	8,352
VB One, LLC	8,470	1,162,984	100%	No	762,837
VB Two, LLC	1,631	161,581	100%	No	106,673
VB Three, LLC	1,342	198,995	100%	No	97,567
VB Five, LLC	119	14,112	100%	Yes	5,072
VB Eight, LLC	112	17,026	100%	No	—
VineBrook Homes Borrower 1, LLC	2,769	402,198	100%	Yes	391,302
VineBrook Homes Borrower 2, LLC	2,462	361,015	100%	Yes	403,300
NexPoint Homes	2,486	735,096	80%	No	456,910
	23,590	$3,412,656			$2,462,363	(2)
(1)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC, VB Eight, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of June 30, 2024, NexPoint Homes had approximately $103.6 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes, the SFR OP Note Payable I and the SFR OP Note Payable II (as defined in Note 5) as of June 30, 2024.

4. Real Estate Assets
As of June 30, 2024, the Company, through the OP and its SPE subsidiaries, owned 23,590 homes, including 21,104 homes in the VineBrook reportable segment and 2,486 homes in the NexPoint Homes reportable segment. As of December 31, 2023, the Company through the OP and its SPE subsidiaries, owned 24,412 homes, including 21,843 homes in the VineBrook reportable segment and 2,569 homes in the NexPoint Homes reportable segment. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2023	$560,047	$2,872,755		$14	$54,615	$3,487,431	$(275,534)
Additions	45	29,871	(2)	2	1,655	31,573	(62,476)	(3)
Transfers to held for sale	(9,205)	(64,809)		—	68,311	(5,703)	5,703
Reclasses	—	—		—	(29)	(29)	—
Dispositions	(1,674)	(12,408)		—	(76,777)	(90,859)	3,550
Impairment	—	(123)		—	(9,634)	(9,757)	—
Real Estate Balances, June 30, 2024	$549,213	$2,825,286		$16	$38,141	$3,412,656	$(328,757)
(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $0.6 million and other capitalizable costs outlined in (1) above of approximately $0.3 million.
(3)Accumulated depreciation and amortization activity excludes approximately $0.5 million of depreciation and amortization related to assets not classified as real estate investments.
During the three months ended June 30, 2024 and 2023, the Company recognized depreciation expense of approximately $31.0 million and $32.0 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized depreciation expense of approximately $62.7 million and $63.7 million, respectively.
Real estate acquisitions and dispositions
During the six months ended June 30, 2024, the Company, through the OP, acquired zero homes within the VineBrook reportable segment. During the six months ended June 30, 2024, the Company, through its consolidated investment in NexPoint Homes, acquired zero homes.
During the six months ended June 30, 2024, the Company, through the OP, disposed of 739 homes within the VineBrook reportable segment. During the six months ended June 30, 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 83 homes. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
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
Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three and six months ended June 30, 2024, the Company recorded approximately $4.4 million and $8.7 million of impairment charges on real estate assets held for sale, respectively. As of June 30, 2024, there are 257 homes that are classified as held for sale. These held for sale properties have a carrying amount of approximately $38.1 million.

5. Debt
As of June 30, 2024, the VineBrook Homes reportable segment had approximately $2.0 billion of debt outstanding, and the NexPoint Homes reportable segment had $560.5 million of debt outstanding. See the summary table below for further information on the Company's outstanding debt. Additionally, we have included a summary of any significant changes in debt agreements during the six months ended June 30, 2024 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bore interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III (as defined below) in full. During the six months ended June 30, 2024, the Company drew an additional $2.8 million on the JPM Facility. During the six months ended June 30, 2024, the Company paid down approximately $243.6 million on the JPM Facility. As of June 30, 2024, the JPM Facility had $252.4 million in available capacity. The outstanding balance on the JPM Facility as of June 30, 2024, is approximately $97.6 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To satisfy applicable risk retention rules, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan of Class F certificates (“Class F Certificates”) with a total principal amount of $39.1 million. The Company evaluated the purchased Class F Certificates as a variable interest in the trust and concluded that the Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $39.1 million of purchased Class F certificates are reflected as asset-backed securitization certificates in the Company’s consolidated balance sheets. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility.
The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,769 SFR homes, and as of June 30, 2024, approximately 11.74% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
Asset Backed Securitization II
On February 29, 2024, the OP, via its indirect special purpose subsidiary, VineBrook Homes Borrower 2, LLC (the “ABS II Borrower”), completed an asset backed securitization (“ABS II”) and entered into a loan agreement (the “ABS II Loan Agreement”) with BofA Securities, Inc., as sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC, as joint bookrunner and co-lead manager and Citizens JMP Securities, LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc. ("Raymond James"), and Truist Securities, Inc., as co-managers (the “ABS II Loan”).
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the Regular Certificates, the “ABS II Certificates”). The Company also retained $19.5 million notional amount of the Class A, $10.5 million notional amount of the Class B, and $2.0 million notional amount of the Class C certificates. The ABS II Certificates represent beneficial ownership interests in the trust and its assets, including the ABS II Loan.
The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and $71.9 million of the ABS II certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. For the Class A, Class B and Class C certificates, the Company elected the fair value option in accordance with ASC 825, Financial Instruments, and measures the change in fair value as change in unrealized gain/(loss) on asset-backed securitization certificates in the Company's consolidated statements of operations and comprehensive income (loss). The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,462 SFR homes, and as of June 30, 2024, approximately 10.44% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
The following table contains summary information regarding the ABS II Loan (excluding Tranche F, which the OP acquired and including the portions of Tranche A, B and C retained by the OP, as described above) as of June 30, 2024 (dollars in thousands):

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
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates under the Series B Preferred Offering, as defined below, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850.0 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. During the six months ended June 30, 2024, the Company paid down approximately $61.6 million on the Warehouse Facility. The outstanding balance on the Warehouse Facility as of June 30, 2024 is approximately $762.8 million, which is below the required Commitment Reduction.
PNC Loans

In connection with the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III matured on February 19, 2024 and will mature on December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024. The balances of these loans are included in notes payable on the consolidated balance sheet as of December 31, 2023.
NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook reportable segment, as of June 30, 2024, the NexPoint Homes reportable segment had $560.5 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of the consolidated note with Metropolitan Life Insurance Company (the "NexPoint Homes MetLife Note 1"), the NexPoint Homes MetLife Note 2 (as defined below), NexPoint Homes KeyBank Facility (as defined below), the SFR OP Note Payable I (as defined below), the SFR OP Note Payable II (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table below for further information on the debt of the NexPoint Homes reportable segment.
NexPoint Homes MetLife Note 2
On August 12, 2022, a subsidiary of SFR OP as borrower closed a $200.0 million delayed draw facility with Metropolitan Life Insurance Company, as lender (the “NexPoint Homes MetLife Note 2”). The NexPoint Homes MetLife Note 2 matures on August 12, 2027 and bears interest at a fixed rate of 5.44%. As of June 30, 2024, approximately $174.6 million has been drawn on the NexPoint Homes MetLife Note 2.
NexPoint Homes KeyBank Facility
On August 12, 2022, a subsidiary of SFR OP as borrower closed a $75.0 million revolver facility with KeyBank, as lender (the “NexPoint Homes KeyBank Facility”). On December 30, 2022, a subsidiary of SFR OP as borrower closed on an additional $10.0 million on the NexPoint Homes KeyBank Facility, bringing the total commitment to $85.0 million as of December 31, 2022. The NexPoint Homes KeyBank Facility initially matured on August 12, 2025 and bears interest at a floating rate of 185 to 270 basis points depending on the borrower’s leverage ratio over SOFR. On March 28, 2024, the subsidiary entered into a Consent and Third Amendment to NexPoint Homes KeyBank Facility, which, among other things, provides for (1) the revision of certain financial tests required under the NexPoint Homes KeyBank Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and NexPoint Homes prior to the execution of the amendment; (3) a modification of the maturity date to be September 30, 2024, with one three month extension option, subject to conditions; and (4) a reduction in commitment under the NexPoint Homes KeyBank Facility to $60.5 million. As of June 30, 2024, approximately $45.0 million has been drawn on the NexPoint Homes KeyBank Facility.
SFR OP Note Payable I
On October 25, 2023, the SFR OP as borrower entered into a promissory note with NexPoint Diversified Real Estate Trust Operating Partnership, L.P. as lender (the “SFR OP Note Payable I”) for $0.5 million. The SFR OP Note Payable I bears interest at a fixed rate of 8.80% and had an original maturity date of April 25, 2024. On April 25, 2024, the SFR OP Note Payable I was amended to modify the maturity date to be April 25, 2025.
SFR OP Note Payable II
On March 31, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. as lender (the “SFR OP Note Payable II”) for $0.5 million. The SFR OP Note Payable II matures on March 31, 2025 and bears interest at a fixed rate of 12.50%.
Debt Covenant Compliance
The debt compliance reporting cycles for the Company’s debt are generally not due until 60 days after calendar quarter ends. The Company will be submitting the June 30, 2024 compliance certificates to the lending parties on time before the 60-day window but has not submitted these certificates for all of its debt as of the filing date of this Form 10-Q. The lending parties generally do not provide positive assurance on or approval of the reporting but only notify the Company of any noncompliance.
The Company is in compliance or has received waivers for the June 30, 2024 reporting cycle. The Company has not received any notifications of noncompliance from any lender as of the filing of this Form 10-Q.
Weighted Average Interest
The weighted average interest rate of the Company’s debt was 6.1210% as of June 30, 2024 and 6.6245% as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.2648% and 4.6860%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of June 30, 2024, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.2219% on its combined $1.5 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.5 billion of the Company’s floating rate indebtedness.
The following table contains summary information of the Company’s debt as of June 30, 2024 and December 31, 2023 (dollars in thousands):

		Outstanding Principal as of
	Type	June 30, 2024	December 31, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$230,350	$234,644	7.00%	12/1/2025
Warehouse Facility	Floating	762,837	824,387	7.99%	11/3/2024	(2)
JPM Facility	Floating	97,567	338,387	8.18%	1/31/2025	(3)
ABS I Loan	Fixed	391,302	392,180	4.92%	12/8/2028
ABS II Loan	Fixed	403,300	—	4.65%	3/9/2029
MetLife Note	Fixed	106,673	110,157	3.25%	1/31/2026
TrueLane Mortgage	Fixed	8,352	9,323	5.35%	2/1/2028
Crestcore II Note	Fixed	2,600	2,670	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,472	2,611	5.12%	7/9/2029
PNC Loan I	Fixed	—	18	3.59%	2/19/2024
PNC Loan II	Fixed	—	65	3.70%	12/29/2024
PNC Loan III	Fixed	—	177	3.69%	12/15/2025
Total VineBrook reportable segment debt		$2,005,453	$1,914,619
NexPoint Homes MetLife Note 1	Fixed	237,324	238,428	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	174,590	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	44,996	60,500	8.04%	9/30/2024
SFR OP Note Payable I	Fixed	500	500	8.80%	4/25/2025
SFR OP Note Payable II	Fixed	500	—	12.50%	3/31/2025
SFR OP Convertible Notes (4)	Fixed	102,557	102,557	7.50%	6/30/2027
Total debt		2,565,920	2,491,194
Debt premium, net (5)		270	305
Debt discount, net (6)		(63,932)	(39,115)
Deferred financing costs, net of accumulated amortization of $26,146 and $22,796, respectively		(18,062)	(18,710)
		2,484,196	2,433,674

(1)
Represents the interest rate as of June 30, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of June 30, 2024 was 5.3364%, daily SOFR as of June 30, 2024 was 5.3300% and one-month term SOFR as of June 30, 2024 was 5.3372%.

(2)
This is the initial maturity for the Warehouse Facility prior to extension options being exercised. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The maturity date after extensions is November 3, 2025.

(3)	This is the initial maturity date for the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
(4)	The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.
(5)	The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(6)	The Company reflected a discount on ABS I Loan and ABS II Loan, which is amortized into interest expense over the remaining term of the debt.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2024 are as follows (in thousands):

	Total
2024	$808,743	(1)
2025	328,358	(2)
2026	107,074
2027	514,893
2028	399,180
Thereafter	407,672
Total	$2,565,920

(1)	Includes the maturity of the Warehouse Facility. The Warehouse Facility has two 6-month extension options. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The maturity date after extensions would be in 2025.
(2)	Includes the maturity of the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $900.4 million coming due within 12 months of the financial statement date, primarily related to the Warehouse Facility, JPM Facility and NexPoint Homes KeyBank Facility. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations, (vii) may negotiate a turnover of secured properties back to the related lender and (viii) employ some combination of (i) - (vii). Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended June 30, 2024 and 2023, amortization of deferred financing costs of approximately $2.7 million and $2.5 million, respectively, and amortization of loan discounts of approximately $2.6 million and $0, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2024 and 2023, amortization of deferred financing costs of approximately $5.2 million and $5.0 million, respectively, and amortization of loan discounts of approximately $5.2 million and $0, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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
Derivative Financial Instruments and Hedging Activities
In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our 2023 Annual Report.

As of June 30, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)		Notional	Fixed Rate
7/1/2019	7/1/2024	KeyBank	Daily SOFR	(2)	$100,000	1.6290%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	Daily SOFR	(2)	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	Daily SOFR	(2)	20,000	0.9140%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.6860%
4/3/2023	11/1/2025	Mizuho	Daily SOFR		250,000	3.5993%
					$1,220,000	2.3994%	(3)

(1)	As of June 30, 2024, daily SOFR was 5.3300%.
(2)
These interest rate swaps previously referenced one-month LIBOR, which ceased publication on June 30, 2023. Beginning July 1, 2023, these interest rate swaps transitioned to daily SOFR plus 0.1145% for the floating rate.

(3)	Represents the weighted average fixed rate of the interest rate swaps which have a combined weighted average fixed rate of 2.3994%.
As of June 30, 2024, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Hedged Floating Rate Debt	Index	Index as of June 30, 2024	Strike Rate
Interest Rate Cap	$300,000	11/1/2025	Warehouse Facility	One-Month Term SOFR	5.3372%	1.50%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$31,864	$34,194	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	12,776	14,222	—	—
Total		$44,640	$48,416	$—	$—
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. For the six months ended June 30, 2024, $0.9 million of unrealized gain on interest rate hedges have been recorded directly as reduction to interest expense on the consolidated statements of operations and comprehensive income (loss). The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

		For the Three Months Ended,		For the Six Months Ended,
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized gain/(loss) on interest rate hedges	$(6,005)	$15,619	$(3,232)	$6,134

Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	(1,134)	3,098	(5,233)	(747)
Total		$(7,139)	$18,717	$(8,465)	$5,387
The Class A, Class B and Class C ABS II Certificates that the Company purchased and retained are recorded at fair value on the consolidated balance sheets. The Company has determined that these assets held as of June 30, 2024 are classified as Level 2 of the fair value hierarchy.
The Class F Certificates that the Company purchased and retained as part of the ABS I transaction, are classified as held to maturity and are valued at amortized cost. As of June 30, 2024 and December 31, 2023, the carrying value of the ABS I Class F Certificate was $39.1 million and $39.1 million, respectively.
The Class F Certificates that the Company purchased and retained as part of the ABS II transaction, are classified as held to maturity and are valued at amortized cost. As of June 30, 2024, the carrying value of the ABS II Class F Certificate was $39.9 million.
The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$2,565,920	$2,465,960	$2,491,194	$2,365,209
The following table sets forth a summary of the Company’s held for sale assets and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2024
Real estate assets - impaired at March 31, 2024	$14,702	$—	$—	$14,702
Real estate assets - impaired at June 30, 2024	$13,287	$—	$—	$13,287

7. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the six months ended June 30, 2024. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the six months ended June 30, 2024 and 2023, the Company issued 217,635 and 221,698 shares of Common Stock, respectively, for equity contributions of $12.6 million and $12.5 million, respectively, under the DRIP. During the three months ended June 30, 2024 and 2023, the Company issued approximately 107,515 shares and 111,664 shares of Common Stock, respectively, for equity contributions of approximately $6.1 million and $6.6 million, respectively, under the DRIP.
2018 Long-Term Incentive Plan
The Company adopted the 2018 LTIP whereby the Board, or a committee thereof, granted awards of RSUs or PI Units to certain employees of the Company and the Adviser, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). Under the terms of the 2018 LTIP, 426,307 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2019 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “2018 LTIP Share Reserve”), provided that the Board could act prior to each such January 1st to determine that there would be no increase for such year or that the increase would be less than the number of shares by which the 2018 LTIP Share Reserve would otherwise increase. In addition, the shares of Common Stock available under the 2018 LTIP could not exceed in the aggregate 10% of the number of OP Units and vested PI Units outstanding at the time of measurement. Grants could be made annually by the Board, or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP occur ratably over a period of time as determined by the Board and could include the achievement of performance metrics, also as determined by the Board in its sole discretion.
2023 Long-Term Incentive Plan
On July 11, 2023, the Company’s stockholders approved the 2023 LTIP to replace the 2018 LTIP and on July 20, 2023, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock which the Company may issue pursuant to the 2023 LTIP. Under the 2023 LTIP, the compensation committee of the Board may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP, including employees of the Adviser. Under the terms of the 2023 LTIP, 1,000,000 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “Share Reserve”), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the compensation committee and may include the achievement of performance metrics, also as determined by the compensation committee in its sole discretion.

RSU Grants Under the 2018 LTIP and 2023 LTIP
On December 10, 2019, a total of 73,700 RSUs were granted to certain employees of the Adviser and officers of the Company. On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On April 11, 2023, a total of 186,770 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. On April 3, 2024, a total of 191,937 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on April 11, 2023, February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering. The RSUs granted to certain employees of the Adviser and officers of the Company on April 3, 2024 vest 50% ratably over four years and 50% at the successful completion of an initial public offering or the listing of the Company's Common Stock on a national securities exchange. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock.
As of June 30, 2024, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2023	569,732		$27,467
Granted	191,937		11,315
Vested	(93,353)	(2)	(4,464)
Forfeited	—		—
Outstanding June 30, 2024	668,316		$34,318

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.

(2)
Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 73,520 shares of Common Stock being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
February 15, 2025	21,729
February 17, 2025	21,442
April 3, 2025	31,784
April 11, 2025	22,029
February 17, 2026	21,442
April 3, 2026	22,879
April 11, 2026	22,029
April 3, 2027	22,879
April 11, 2027	22,029
April 3, 2028	22,879
Upon successful completion of IPO*	437,195
668,316

*	Upon successful completion of an initial public offering of the Company ("IPO"), an additional 437,195 RSUs will vest immediately.
For the three months ended June 30, 2024 and 2023, the Company recognized approximately $1.5 million and $1.2 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2024 and 2023, the Company recognized approximately $2.9 million and $2.1 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2024, total unrecognized compensation expense on RSUs was approximately $13.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.4 years.
Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with a target of 63,452 performance shares. Vesting of the performance shares is based on the achievement of annual Portfolio growth, annual growth of rehabilitations of properties in the Portfolio, net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. If the performance metrics are achieved, the performance shares based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio vest 25% ratably over four years and the performance shares based on the achievement of net operating income growth over the next three years and core funds from operations per share growth over the next three years vest 50% ratably over two years. As of June 30, 2024, it was determined that 23,794 performance shares were earned by executives of the Manager based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. Any unvested performance share granted to an employee is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock.
As of June 30, 2024, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares	Value (1)
Outstanding December 31, 2023	23,794	$1,433
Earned	—	—
Vested	—	—
Forfeited	—	—
Outstanding June 30, 2024	23,794	$1,433

(1)
Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is earned, which was $60.23 for the shares earned during the year ended December 31, 2023.

The vesting schedule for the outstanding performance shares is as follows:

Vest Date	Performance shares Vesting
January 1, 2025	5,949
January 1, 2026	5,948
January 1, 2027	5,949
January 1, 2028	5,948
23,794
Series B Preferred Stock
On July 31, 2023, the Company issued 2,548,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and collectively with the 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), the “Preferred Stock”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). Beginning on the day after the fourth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 10.00% per annum; beginning on the day after the fifth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 11.00% per annum; and beginning on the day after the sixth anniversary of the original issuance date and each anniversary thereafter, the Series B Preferred Stock dividend rate will increase an additional 2.00% per annum, with a maximum Series B Preferred Stock dividend rate of 17.00% per annum. The dividend rate will also increase upon the occurrence of certain default circumstances, as defined in the Articles Supplementary setting forth the terms of the Series B Preferred Stock. The Company has the option to redeem, in whole or in part, the Series B Preferred Stock at any time, from time to time, subject to certain redemption premiums if redeemed prior to the second anniversary of the original issuance date. The Company currently intends to exercise its option to redeem all of the outstanding Series B Preferred Stock on or prior to the fourth anniversary of the original issuance date. With respect to priority of payment of dividends, the Series B Preferred Stock ranks senior to all classes of Common Stock, and the Series B Preferred Stock and Series A Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share plus any accrued and unpaid distributions (whether or not declared), after payment of the Company's debts and other liabilities. An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. The Ohio State Life Insurance Company, an affiliate of the Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and Bridge Facility III and fund a $20.0 million reserve with KeyBank pursuant to the Consent and Sixth Amendment.

8. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2023	$251,503
Net loss attributable to redeemable noncontrolling interests in the OP	(12,407)
Contributions by redeemable noncontrolling interests in the OP	4,407
Distributions to redeemable noncontrolling interests in the OP	(5,683)
Redemptions by redeemable noncontrolling interests in the OP	(457)
Equity-based compensation	7,285
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(484)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	25,837
Redeemable noncontrolling interests in the OP, June 30, 2024	$270,001
As of June 30, 2024, the Company held 20,353,127 Class A OP Units, NREO held 2,814,063 Class B OP Units, NRESF held 93,905 Class C OP Units, GAF REIT held 148,192 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,633,805 Class C OP Units. As of June 30, 2024, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.
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
As of June 30, 2024, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2023	893,733	$47,438
Granted	—	—
Vested	(78,423)	(3,295)
Forfeited	—	—
Outstanding June 30, 2024	815,310	$44,143

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

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
November 30, 2024	1,470
February 22, 2025	15,544
April 25, 2025	5,171
May 27, 2025	398
May 31, 2025	29,831
February 22, 2026	15,544
February 28, 2026	475,888
April 25, 2026	5,171
May 27, 2026	398
February 22, 2027	15,544
April 25, 2027	5,171
May 27, 2027	398
February 22, 2028	15,544
Upon successful completion of IPO or change in control*	229,238
815,310
*Upon successful completion of an IPO, or an earlier change in control with respect to awards held by certain key executives, an additional 229,238 PI Units will vest immediately instead of vesting ratably according to the schedule above on November 30, 2024.

For the six months ended June 30, 2024 and 2023, the OP recognized approximately $7.3 million and $1.9 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of June 30, 2024, total unrecognized compensation expense on PI Units was approximately $24.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.7 years.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
March 31, 2024	25,132,484	4,559,801	29,692,285
June 30, 2024	25,252,565	4,689,964	29,942,529
Redeemable Noncontrolling Interests in Consolidated VIEs
As of June 30, 2024, approximately 4,785,405 limited partnership units of SFR OP ("SFR OP Units") were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2023	$105,018
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,515)
Contributions by redeemable noncontrolling interests in consolidated VIEs	2,679
Distributions to redeemable noncontrolling interests in consolidated VIEs	(2,641)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	4,943
Redeemable noncontrolling interests in consolidated VIEs, June 30, 2024	$98,484
Noncontrolling Interests in Consolidated VIEs
The following table presents the capital contributions, distributions, and profits and losses allocated to Class A common stock, par value $0.01 per share of NexPoint Homes (the "NexPoint Homes Class A Shares") and NexPoint Homes Class I common stock, par value $0.01 (the “NexPoint Homes Class I shares,” collectively with the NexPoint Homes Class A Shares, the “NexPoint Homes Shares”) not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2023	$11,742
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,814)
Contributions by noncontrolling interests in consolidated VIEs	362
Distributions to noncontrolling interests in consolidated VIEs	(450)
Redemptions by noncontrolling interests in consolidated VIEs	(75)
Noncontrolling interests in consolidated VIEs, June 30, 2024	$9,765

9. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of June 30, 2024. The Series A Preferred Stock has a redemption value of $25.00 per share and will be redeemed on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.
The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2023	5,000,000	$122,225
Repurchase of Redeemable Series A Preferred stock	(4,000)	(61)
Issuance costs related to Redeemable Series A Preferred stock	—	(25)
Net income attributable to Redeemable Series A Preferred stockholders	—	4,061
Dividends declared to Redeemable Series A Preferred stockholders	—	(4,061)
Accretion to redemption value	—	176
Redeemable Series A Preferred stock, June 30, 2024	4,996,000	$122,315

10. Related Party Transactions
Advisory Fee
Pursuant to the Advisory Agreement, the Company will pay the Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of the gross asset value of the Company (as calculated pursuant to the terms of the Advisory Agreement). The Adviser will manage the Company’s business including, among other duties, advising the Board to issue distributions, preparing our quarterly and annual consolidated financial statements prepared under GAAP, development and maintenance of internal accounting controls, management and conduct of maintaining our REIT status, calculation of our NAV and recommending the appropriate NAV to be set by the Board, reporting to holders of Common Stock, our tax filings, and other responsibilities customary for an external advisor to a business similar to ours. With certain specified exceptions, the advisory fee together with reimbursement of operating and offering expenses may not exceed 1.5% of average total assets of the Company and the OP, as determined in accordance with GAAP on a consolidated basis, at the end of each month (or partial month) (i) for which any advisory fee is calculated or (ii) during the year for which any expense reimbursement is calculated.
For the three months ended June 30, 2024 and 2023, the Company incurred advisory fees of approximately $4.3 million and $5.8 million, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2024 and 2023, the Company incurred advisory fees of approximately $8.6 million and $10.6 million, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss).
Management Fee
Prior to the Internalization, the equity holders of the Manager were holders of noncontrolling interests in the OP and comprised a portion of the VineBrook Contributors. Through this noncontrolling ownership, the Manager was deemed to be a related party prior to the Internalization. Prior to the Internalization, pursuant to the Management Agreements, the OP paid the Manager (i) an acquisition fee equal to 1.0% of the purchase price paid for any new property acquired during the month, (ii) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any newly acquired property, and (iii) a property management fee monthly in arrears equal to a percentage of collected rental revenues for all properties during the month as follows:
•8.0% of collected rental revenue up to and including $45.0 million on an annualized basis;
•7.0% of the incremental collected rental revenue above $45.0 million but below and including $65.0 million on an annualized basis;
•6.0% of the incremental collected rental revenue above $65.0 million but below and including $85.0 million on an annualized basis; and
•5.0% of the incremental collected rental revenue above $85.0 million on an annualized basis.
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager could earn in any fiscal year were capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees could not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Common Stock and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap were payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceeded the Manager Cash Cap were rebated back to the OP. No Manager Cash Cap rebate was recorded for the six months ended June 30, 2024 and 2023.

Prior to and following the Internalization, the Manager is responsible for the day-to-day management of the properties, acquisition of new properties, disposition of existing properties (with acquisition and disposition decisions made under the approval of the investment committee and the Board), leasing the properties, managing resident issues and requests, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. On August 3, 2023, we completed the Internalization of our Manager following which the VineBrook Portfolio is internally managed, and our employees are responsible for the day-to-day management of the VineBrook Portfolio. See Note 13 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
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
As of the date of the Internalization, approximately $2.1 million was due to the Manager, net of receivables due from the Manager, which was settled as an intercompany transaction following the consolidation of the Manager on August 3, 2023. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the six months ended June 30, 2024 and 2023 (dollars in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location on Financial Statements	2024 (1)	2023	2024 (1)	2023
Fees Incurred
Property management fees	Statement of Operations	$—	$3,737	$—	$9,144
Acquisition fees	Balance Sheet	—	—	—	4
Construction supervision fees	Balance Sheet	—	2,023	—	7,279

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	—	9,973	—	20,431
Other reimbursements	Balance Sheet and Statement of Operations	—	877	—	1,390
Totals		$—	$16,610	$—	$38,248

(1)	Following the Internalization of the Manager on August 3, 2023, the Manager became a consolidated entity and as such activity following that date is excluded from the table above.
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
Internalization of the Manager
On June 28, 2022, the OP notified the Manager that it elected to exercise its purchase provision of the Manager under the Side Letter. On August 3, 2023, the OP, VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc. and certain individuals set forth therein (each a “Contributor” and collectively, the “Contributors”) and Dana Sprong, solely in his capacity as the representative of the Contributors (the “Contributors Representative”) entered into a contribution agreement (the "Contribution Agreement") pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager (the “Internalization”). As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. See Note 13 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
Series B Preferred Offering
The Ohio State Life Insurance Company, an affiliate of the Company's Adviser, purchased shares of Series B Preferred Stock in the Series B Preferred Offering (See Note 7).
Termination Fees Payable to the Adviser
If the Advisory Agreement is terminated without cause by the Company or the SPE, as applicable, or is otherwise terminated under certain conditions, the Adviser, will be entitled to a termination fee (an “Adviser Termination Fee”) in the amount of three times the prior 12 months’ advisory fee, in the case of termination of the Advisory Agreement. In addition to termination by the Company without cause, the Adviser will be entitled to the Adviser Termination Fee if the Adviser terminates the Advisory Agreement without cause or terminates the agreement due to the occurrence of certain specified breaches of the Advisory Agreement by the Company. The Advisory Agreement may be terminated without cause by the Company or the Adviser with 180 days’ notice prior to the expiration of the then-current term.

NexBank
The Company and the OP maintain bank accounts with NexBank. NexBank charges no recurring maintenance fees on the accounts. As of June 30, 2024, in the VineBrook reportable segment, the Company and OP had approximately $0.6 million and less than $0.1 million, respectively, in cash at NexBank. As of June 30, 2024, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately less than $0.1 million and $0.4 million, respectively, in cash at NexBank.
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
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of June 30, 2024, these affiliates had contributed approximately $118.8 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of June 30, 2024, the total principal outstanding on the SFR OP Convertible Notes was approximately $102.6 million (which exclude amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the six months ended June 30, 2024, the SFR OP recorded approximately $3.8 million of interest expense related to the SFR OP Convertible Notes. As of June 30, 2024, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
The Company consolidates an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet, in addition to approximately $0.9 million of amounts due from HomeSource for interest on the HomeSource Note and routine funding is included in accounts and other receivables on the consolidated balance sheet.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three and six months ended June 30, 2024, NexPoint Homes incurred advisory fees of approximately $0.9 million and $1.8 million, respectively, in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2024, NexPoint Homes has $4.6 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
The NexPoint Homes Portfolio is generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement, dated June 8, 2022 (the “NexPoint Homes Management Agreement”), among the NexPoint Homes Manager and the SFR OP. The NexPoint Homes Manager is responsible for the day-to-day management of the NexPoint Homes Portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. The NexPoint Homes Manager is entitled to an acquisition fee, a construction fee, an asset management fee, and a property management fee. The acquisition fee is paid at closing of homes, the construction fee and asset management fee are paid monthly in arrears and the property management fee is paid in the month in which the fee is earned. Approximately $1.2 million and $2.4 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the three and six months ended June 30, 2024, respectively. Related to the fees earned by the NexPoint Homes Manager, approximately $0.8 million and $2.2 million were expensed for the three and six months ended June 30, 2024, respectively, and less than $0.1 million and $0.2 million were capitalized to the property basis based on the nature of the fee for the three and six months ended June 30, 2024, respectively.

11. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource Operations, LLC (“HomeSource”) in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NexPoint Real Estate Advisors, L.P. (“NREA”) received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of approximately $16.0 million, inclusive of costs and interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration. The Company is not a defendant in the Texas lawsuit, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. Given the early stage of the lawsuit, the Company is unable to assess a likely outcome or potential liability at the time. Subsequent to June 30, 2024, the NexPoint Homes Manager notified the SFR OP that the NexPoint Homes Manager intends to cease business operations. The SFR OP plans to transition management of the NexPoint Homes Portfolio.
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

12. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the three and six months ended June 30, 2024 and 2023, all corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended June 30,
	2024			2023
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$79,993	$106,126	$(24,956)	$76,403	$99,556	$(37,816)
NexPoint Homes	11,752	20,509	(13,677)	12,240	23,262	(11,156)
Total Company	$91,745	$126,635	$(38,633)	$88,643	$122,818	$(48,972)

	For the Six Months Ended June 30,
	2024			2023
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
VineBrook	$158,282	$211,380	$(55,745)	$150,385	$201,279	$(123,147)
NexPoint Homes	23,748	44,696	(26,959)	24,363	42,526	(18,222)
Total Company	$182,030	$256,076	$(82,704)	$174,748	$243,805	$(141,369)

The following presents select balance sheet data for the reportable segments (in thousands):

	As of June 30, 2024			As of December 31, 2023
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,663,338	$711,177	$3,374,515	$2,671,621	$761,195	$3,432,816
Accumulated depreciation and amortization	(277,568)	(51,189)	(328,757)	(233,694)	(41,840)	(275,534)
Net operating real estate investments	2,385,770	659,988	3,045,758	2,437,927	719,355	3,157,282
Real estate held for sale, net	14,222	23,919	38,141	54,615	—	54,615
Net real estate investments	2,399,992	683,907	3,083,899	2,492,542	719,355	3,211,897
Other assets	286,629	29,744	316,373	211,512	29,931	241,443
Total assets	$2,686,621	$713,651	$3,400,272	$2,704,054	$749,286	$3,453,340

Liabilities
Debt payable, net	$1,925,499	$558,697	$2,484,196	$1,858,946	$574,728	$2,433,674
Other liabilities	107,572	36,957	144,529	115,330	29,377	144,707
Total liabilities	$2,033,071	$595,654	$2,628,725	$1,974,276	$604,105	$2,578,381

13. Internalization of the Manager
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into the Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of sending the notice (“Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its right to purchase all of the equity interests of the Manager, the fee in connection with the Internalization (the "Internalization Fee") the Company paid to acquire the Manager was $21.9 million, prior to closing adjustments, which was fixed based on May 31, 2022 data. The Internalization Fee was paid in a combination of cash and OP Units. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a part of the Internalization of the Manager as of the date of the acquisition (in thousands). The fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related acquisition accounting are based on management's estimates and assumptions, as well as information compiled by management. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from August 3, 2023.

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
Debt Paydowns
Subsequent to June 30, 2024, the Company paid down approximately $3.5 million on the Warehouse Facility. Approximately $759.4 million remained outstanding on the Warehouse Facility as of July 31, 2024.
Subsequent to June 30, 2024, NexPoint Homes paid down approximately $5.0 million on the NexPoint Homes KeyBank Facility. Approximately $40.0 million remained outstanding on the NexPoint Homes KeyBank Facility as of July 31, 2024.
Common Dividends
On July 23, 2024, the Company approved a Common Stock dividend of $0.5301 per share for shareholders of record as of July 23, 2024 that was paid as of July 25, 2024.
Dispositions
Subsequent to June 30, 2024, the Company disposed of 80 homes in the VineBrook reportable segment that were classified as held for sale as of June 30, 2024 for net proceeds of approximately $6.1 million.
Homes Classified as Held For Sale Subsequent to June 30, 2024
Subsequent to June 30, 2024, the Company moved 59 homes in the VineBrook reportable segment to held for sale and as of July 31, 2024, 136 homes in total were classified as held for sale.
Sale of ABS II Retained Certificates
On July 11, 2024, the OP sold $10.5 million of the ABS II Class B certificates. On July 24, 2024, the OP sold $19.5 million of the ABS II Class A certificates.
NAV Determination
Effective on July 31, 2024, in accordance with the Valuation Methodology, the Company determined that its NAV per share calculated on a fully diluted basis was $57.57 as of June 30, 2024. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

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
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 21,104 homes as of June 30, 2024 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a reportable segment added during 2022 comprised of 2,486 homes as of June 30, 2024 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of June 30, 2024, we, through our OP and its consolidated subsidiaries, owned and operated 23,590 SFR homes located in 20 states.
As of June 30, 2024, our VineBrook Portfolio consisted of 21,104 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of June 30, 2024, the VineBrook Portfolio had occupancy of approximately 95.8% with a weighted average monthly effective rent of $1,264 per occupied home. As of June 30, 2024, the VineBrook Portfolio had a stabilized occupancy of approximately 95.8% with a weighted average monthly stabilized effective rent of $1,283 per occupied home and 27.4% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, purchased with residents in place or were classified as held for sale. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of June 30, 2024, there were 25,043,091 OP Units outstanding, of which 20,353,127 Class A OP Units, or 81.3% of the OP Units outstanding, were owned by the Company. Please see Note 8 to the consolidated financial statements for the breakdown of the non-controlling ownership of our OP.
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
Whelan and HomeSource entered into the HomeSource Letter Agreement in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource. Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NREA received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of $16.0 million, inclusive of costs and interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration. The Company is not a defendant in the Texas lawsuit, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. Given the early stage of the lawsuit, the Company is unable to assess a likely outcome or potential liability at the time. Subsequent to June 30, 2024, the NexPoint Homes Manager notified the SFR OP that the NexPoint Homes Manager intends to cease business operations. The SFR OP plans to transition management of the NexPoint Homes Portfolio.

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
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million. The OP purchased and retained the Class F Certificates for risk-retention purposes, totaling $39.1 million. The weighted average interest rate of the Regular Certificates (as defined below) is 4.7500%. At closing, 2,776 homes were included in the VINE 2023-SFR1 securitization’s collateral pool (see Note 5 to our consolidated financial statements).
Asset Backed Securitization II
On February 29, 2024, the OP completed ABS II, comprised of seven components (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. For risk retention purposes, the OP purchased and retained the Class F Component, totaling $39.9 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.5000%. The ABS II Loan is collateralized by 2,462 SFR homes, and as of June 30, 2024, approximately 10.44% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into six tranches, all of which accrue interest at 4.6495% and have a maturity date of March 9, 2029.
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

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of June 30, 2024 and 2023, the VineBrook Portfolio consisted of 21,104 and 24,004 homes, respectively, in 18 states. As of June 30, 2024 and 2023, the VineBrook Portfolio had an occupancy of 95.8% and 89.8%, respectively, and a weighted average monthly effective rent of $1,264 and $1,201, respectively, per occupied home. As of June 30, 2024 and 2023, the occupancy of stabilized homes in our VineBrook Portfolio was 95.8% and 95.9%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,283 and $1,221, respectively. As of June 30, 2024 and 2023, 27.4% and 39.8%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of June 30, 2024.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,960	97.0%	$1,305	2,407	96.8%	$1,326
Dayton	OH	2,725	96.8%	1,242	2,540	97.0%	1,236
Columbus	OH	1,642	96.1%	1,291	1,487	96.2%	1,295
St. Louis	MO	1,818	95.0%	1,170	1,105	95.0%	1,198
Indianapolis	IN	1,407	96.9%	1,275	1,051	96.7%	1,299
Birmingham	AL	1,054	92.8%	1,260	600	92.3%	1,271
Columbia	SC	957	94.7%	1,380	543	93.6%	1,422
Kansas City	MO, KS	1,096	95.5%	1,306	779	96.0%	1,318
Jackson	MS	825	96.8%	1,238	658	96.5%	1,245
Memphis	TN, MS	1,346	94.1%	1,053	848	94.2%	1,090
Augusta	GA, SC	658	95.0%	1,198	419	93.6%	1,266
Milwaukee	WI	776	96.8%	1,296	537	97.2%	1,358
Atlanta	GA	688	92.9%	1,585	247	88.3%	1,698
Pittsburgh	PA	361	96.4%	1,134	271	95.2%	1,167
Pensacola	FL	300	97.0%	1,456	190	97.4%	1,491
Greenville	SC	386	95.9%	1,342	262	93.9%	1,414
Little Rock	AR	263	95.1%	1,041	245	94.7%	1,045
Huntsville	AL	275	95.6%	1,379	187	95.7%	1,413
Raeford	NC	250	96.8%	1,229	134	96.3%	1,288
Portales	NM	350	96.9%	1,168	137	96.4%	1,211
Omaha	NE, IA	283	97.5%	1,288	262	97.3%	1,299
Triad	NC	222	98.6%	1,417	169	99.4%	1,453
Montgomery	AL	304	92.8%	1,250	241	91.3%	1,262
Charleston	SC	1	100.0%	1,745	—	n/a	n/a
Sub-Total/Average		20,947	95.8%	$1,264	15,319	95.8%	$1,283
Held for Sale		157	n/a	n/a	n/a	n/a	n/a
Total/Average		21,104	95.8%	$1,264	15,319	95.8%	$1,283
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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of June 30, 2024, the NexPoint Homes Portfolio consisted of 2,486 SFR homes primarily located in the midwestern and southeastern United States. As of June 30, 2024, NexPoint Homes had occupancy of approximately 91.5% with a weighted average monthly effective rent of $1,702 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. As of June 30, 2024, the number of stabilized homes in the NexPoint Homes Portfolio was 2,298, the occupancy of stabilized homes was 95.0%, and the weighted average monthly effective rent of stabilized occupied homes was $1,702.
The table below provides summary information regarding the NexPoint Homes Portfolio as of June 30, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	208	89.9%	$2,005	199	94.0%	$2,005
Birmingham	AL	131	97.7%	1,561	129	99.2%	1,561
Charlotte	NC	65	93.8%	1,932	62	98.4%	1,932
Dallas/Ft Worth	TX	51	98.0%	2,286	50	100.0%	2,286
Fayetteville	AR	375	90.4%	1,627	363	93.4%	1,627
Huntsville	AL	71	93.0%	1,878	69	95.7%	1,878
Kansas City	MO, KS	146	89.7%	1,902	138	94.9%	1,902
Little Rock	AR	210	94.3%	1,430	206	96.1%	1,430
Memphis	TN, MS	117	87.2%	1,506	112	91.1%	1,506
Oklahoma City	OK	467	92.7%	1,633	456	95.0%	1,633
San Antonio	TX	199	87.4%	1,725	184	94.6%	1,725
Tulsa	OK	166	91.6%	1,629	159	95.6%	1,629
Other (1)	AL,FL,KS,TX	180	89.4%	1,805	171	94.2%	1,805
Sub-Total/Average		2,386	91.5%	$1,702	2,298	95.0%	$1,702
Held for Sale		100	n/a	n/a	n/a	n/a	n/a
Total/Average		2,486	91.5%	$1,702	2,298	95.0%	$1,702
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.
The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	89.6%	$1,997	192	98.4%	$2,025
Birmingham	AL	133	93.2%	1,590	125	99.2%	1,601
Charlotte	NC	68	62.6%	1,940	63	100.0%	1,940
Dallas/Ft Worth	TX	51	92.2%	2,268	47	100.0%	2,268
Fayetteville	AR	440	88.9%	1,630	403	97.0%	1,682
Huntsville	AL	71	90.1%	1,894	64	100.0%	1,894
Kansas City	MO, KS	146	96.6%	1,862	141	100.0%	1,892
Little Rock	AR	210	91.0%	1,421	192	99.5%	1,429
Memphis	TN, MS	158	93.0%	1,513	152	96.7%	1,562
Oklahoma City	OK	514	88.3%	1,676	461	98.5%	1,703
San Antonio	TX	199	88.9%	1,742	181	97.8%	1,781
Triad	NC	50	88.0%	1,767	45	97.8%	1,803
Tulsa	OK	176	91.5%	1,632	161	100.0%	1,632
Other (1)	AL,FL,KS,TX	142	80.3%	1,851	114	100.0%	1,851
Sub-Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Total revenues	$11,752	$23,748
Total expenses	20,509	44,696
Net loss	(13,677)	(26,959)
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
Property management fees. Property management fees include fees paid to the Manager for managing each property, presented net of fee rebates related to the Manager Cap (see Note 10 to our consolidated financial statements). Following the Internalization of the Manager in 2023, property management fees are eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 10 to our consolidated financial statements).
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
Investment income. Investment income includes income from the loan from the SFR OP to HomeSource Operations, LLC (the “HomeSource Note”). See Note 10 to our consolidated financial statements.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements, which primarily includes forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.

Consolidated Results of Operations for the Three Months Ended June 30, 2024 and 2023
The three months ended June 30, 2024 compared to the three months ended June 30, 2023
The following table sets forth a summary of our consolidated operating results for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Total revenues	$91,745	$88,643	$3,102
Total expenses	(126,635)	(122,818)	(3,817)
Loss on extinguishment of debt	(73)	(89)	16
Loss on sales and impairment of real estate, net	(5,234)	(14,601)	9,367
Investment income	1,819	89	1,730
Change in unrealized gain (loss) on investments	(255)	—	(255)
Loss on forfeited deposits	—	(196)	196
Net loss	(38,633)	(48,972)	10,339
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,030	2,207	(177)
Net loss attributable to redeemable noncontrolling interests in the OP	(5,796)	(7,346)	1,550
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,840)	(4,794)	(1,046)
Net loss attributable to noncontrolling interests in consolidated VIEs	(921)	(689)	(232)
Net loss attributable to stockholders	$(28,106)	$(38,350)	$10,244
The change in our net loss between the periods primarily relates to an increase in rental income and investment income and decreases in property management fees, common area maintenance costs and loss on sales and impairment of real estate, partially offset by an increase in property operating expenses, interest expenses and general and administrative expenses.
Revenues
Rental income. Rental income was $90.8 million for the three months ended June 30, 2024 compared to $87.4 million for the three months ended June 30, 2023, which was an increase of $3.4 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $1.0 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023, which was a decrease of $0.2 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $19.8 million for the three months ended June 30, 2024 compared to $17.7 million for the three months ended June 30, 2023, which was an increase of $2.1 million. The increase between the periods was primarily due to an increase in turnover and utilities, partially offset by a decrease in maintenance costs in the three months ended June 30, 2024, associated with the growth in stabilized homes. For the three months ended June 30, 2024 and 2023, turn costs represented approximately 21% and 15%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $17.1 million for the three months ended June 30, 2024 compared to $16.9 million for the three months ended June 30, 2023, which was an increase of $0.2 million. The increase between the periods was primarily due to increases in our real estate tax assessments as a result of increases in property valuations and an increase in property flood insurance.
Property management fees. Property management fees were $0.8 million for the three months ended June 30, 2024 compared to $4.8 million for the three months ended June 30, 2023, which was a decrease of $4.0 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $5.2 million for the three months ended June 30, 2024 compared to $5.8 million for the three months ended June 30, 2023, which was a decrease of $0.6 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook reportable segment.
General and administrative expenses. General and administrative expenses were $18.0 million for the three months ended June 30, 2024 compared to $14.0 million for the three months ended June 30, 2023, which was an increase of $4.0 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and payroll costs once we internalized the Manager in August 2023.
Depreciation and amortization. Depreciation and amortization costs were $31.4 million for the three months ended June 30, 2024 compared to $32.1 million for the three months ended June 30, 2023, which was a decrease of $0.7 million. The decrease between the periods was primarily due to the disposition of homes over the past year.
Interest expense. Interest expense was $34.4 million for the three months ended June 30, 2024 compared to $31.5 million for the three months ended June 30, 2023, which was an increase of $2.9 million. The increase between the periods was primarily due to an increase in non-cash discount amortization, partially offset by a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Gross interest cost	$34,607	$34,066	$541
Capitalized interest	(249)	(2,610)	2,361
Total	$34,358	$31,456	$2,902
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.1 million for the three months ended June 30, 2024 compared to less than $0.1 million for the three months ended June 30, 2023, which was a decrease of less than $0.1 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity for the three months ended June 30, 2024.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $5.2 million for the three months ended June 30, 2024 compared to $14.6 million for the three months ended June 30, 2023, which was a decrease of $9.4 million. The decrease between the periods was primarily due to a decrease in impairment charges on held for sale assets and a decrease in disposition activity in the three months ended June 30, 2024. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $1.8 million for the three months ended June 30, 2024 compared to $0.1 million for the three months ended June 30, 2023, which was an increase of $1.7 million. The increase between the periods was primarily due to interest income from the HomeSource Note and interest income from and tax refunds related to the asset-backed securitization certificates.
Loss on forfeited deposits. Loss on forfeited deposits was less than $0.1 million for the three months ended June 30, 2024 compared to $0.2 million for the three months ended June 30, 2023, which was a decrease of $0.2 million. The decrease between the periods was primarily due to a decrease in the termination of acquisition agreements during the three months ended June 30, 2024.

Consolidated Results of Operations for the Six Months Ended June 30, 2024 and 2023
The six months ended June 30, 2024 compared to the six months ended June 30, 2023
The following table sets forth a summary of our consolidated operating results for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Total revenues	$182,030	$174,748	$7,282
Total expenses	(256,076)	(243,805)	(12,271)
Loss on extinguishment of debt	(1,374)	(112)	(1,262)
Loss on sales and impairment of real estate, net	(9,121)	(30,454)	21,333
Investment income	2,092	164	1,928
Change in unrealized gain (loss) on investments	(255)	—	(255)
Loss on forfeited deposits	—	(41,910)	41,910
Net loss	(82,704)	(141,369)	58,665
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	4,237	4,414	(177)
Net loss attributable to redeemable noncontrolling interests in the OP	(12,407)	(21,206)	8,799
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(11,515)	(8,007)	(3,508)
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,814)	(1,001)	(813)
Net loss attributable to stockholders	$(61,205)	$(115,569)	$54,364
The change in our net loss between the periods primarily relates to an increase in rental income and investment income and decreases in property management fees, common area maintenance, loss on sales and impairment of real estate and loss on forfeited deposits, partially offset by an increase in property operating expenses, real estate taxes and insurance costs, general and administrative expenses and loss on extinguishment of debt.
Revenues
Rental income. Rental income was $179.6 million for the six months ended June 30, 2024 compared to $171.9 million for the six months ended June 30, 2023, which was an increase of $7.7 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $2.5 million for the six months ended June 30, 2024 compared to $2.8 million for the six months ended June 30, 2023, which was a decrease of $0.3 million. The decrease between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $39.4 million for the six months ended June 30, 2024 compared to $35.7 million for the six months ended June 30, 2023, which was an increase of $3.7 million. The increase between the periods was primarily due to an increase in turnover and utilities, partially offset by a decrease in common area maintenance costs in the six months ended June 30, 2024, associated with the growth in stabilized homes. For the six months ended June 30, 2024 and 2023, turn costs represented approximately 20% and 15%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $34.3 million for the six months ended June 30, 2024 compared to $32.1 million for the six months ended June 30, 2023, which was an increase of $2.2 million. The increase between the periods was primarily due to increases in our real estate tax assessments as a result of increases in property valuations and property flood insurance.
Property management fees. Property management fees were $1.6 million for the six months ended June 30, 2024 compared to $11.1 million for the six months ended June 30, 2023, which was a decrease of $9.5 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $10.4 million for the six months ended June 30, 2024 compared to $10.6 million for the six months ended June 30, 2023, which was a decrease of $0.2 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook reportable segment, partially offset by the accrual of advisory fees at the NexPoint Homes reportable segment in 2024, which had previously been partially waived for the six months ended June 30, 2023.
General and administrative expenses. General and administrative expenses were $39.3 million for the six months ended June 30, 2024 compared to $22.5 million for the six months ended June 30, 2023, which was an increase of $16.8 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and payroll costs once we internalized the Manager in August 2023.
Depreciation and amortization. Depreciation and amortization costs were $63.4 million for the six months ended June 30, 2024 compared to $64.9 million for the six months ended June 30, 2023, which was a decrease of $1.5 million. The decrease between the periods was primarily due to the disposition of homes over the past year.
Interest expense. Interest expense was $67.7 million for the six months ended June 30, 2024 compared to $66.8 million for the six months ended June 30, 2023, which was an increase of $0.9 million. The increase between the periods was primarily due to an increase in non-cash discount amortization, partially offset by an increase in interest rate derivative proceeds and a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Gross interest cost	$68,266	$73,211	$(4,945)
Capitalized interest	(604)	(6,432)	5,828
Total	$67,662	$66,779	$883
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.4 million for the six months ended June 30, 2024 compared to less than $0.1 million for the six months ended June 30, 2023, which was an increase of $1.3 million. The increase between the periods was primarily due to an increase in prepayment fees from debt extinguishment related to pay downs on existing debt for the six months ended June 30, 2024.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $9.1 million for the six months ended June 30, 2024 compared to $30.5 million for the six months ended June 30, 2023, which was a decrease of $21.4 million. The decrease between the periods was primarily due to a decrease in impairment charges on held for sale assets and a decrease in disposition activity in the six months ended June 30, 2024. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $2.1 million for the six months ended June 30, 2024 compared to $0.2 million for the six months ended June 30, 2023, which was an increase of $1.9 million. The increase between the periods was primarily due to interest income from the HomeSource Note and interest income from and tax refunds related to the asset-backed securitization certificates.
Loss on forfeited deposits. Loss on forfeited deposits was less than $0.1 million for the six months ended June 30, 2024 compared to $41.9 million loss on forfeited deposits for the six months ended June 30, 2023, which was a decrease of $41.9 million. The decrease between the periods was primarily due to a decrease in the termination of acquisition agreements during the six months ended June 30, 2024.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) changes in unrealized gains or losses on investments, (8) loss on forfeited deposits and (9) other gains and losses that are specific to us, including loss on extinguishment of debt. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. General and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties and represent expenses such as legal, professional, centralized technology support and accounting functions and other expenses associated with our corporate and administrative functions. Investment income and changes in unrealized gains or losses on investments are eliminated because they do not reflect the ongoing operating activity performed at the properties. Losses on forfeited deposits are excluded because of the infrequent and unusual nature of this activity. Gains or losses on extinguished debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our NOI for the three and six months ended June 30, 2024 and 2023 to net (loss)/income, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(38,633)	$(48,972)	$(82,704)	$(141,369)
Adjustments to reconcile net loss to NOI:
Advisory fees	5,187	5,802	10,446	10,648
General and administrative expenses	18,038	13,999	39,255	22,525
Depreciation and amortization	31,378	32,080	63,434	64,920
Interest expense	34,358	31,456	67,662	66,779
Loss on extinguishment of debt	73	89	1,374	112
Loss on sales and impairment of real estate, net	5,234	14,601	9,121	30,454
Investment income	(1,819)	(89)	(2,092)	(164)
Loss on forfeited deposits	—	196	—	41,910
Change in unrealized gain (loss) on investments	255	—	255	—
NOI	$54,071	$49,162	$106,751	$95,815
The following tables, which have not been adjusted for the effects of NCI, reconcile our NOI for three and six months ended June 30, 2024 and 2023 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(24,956)	$(13,677)	$(38,633)	$(55,745)	$(26,959)	$(82,704)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,289	898	5,187	8,633	1,813	10,446
General and administrative expenses	18,642	(604)	18,038	38,552	703	39,255
Depreciation and amortization	23,979	7,399	31,378	48,016	15,418	63,434
Interest expense	26,623	7,735	34,358	51,411	16,251	67,662
Loss on extinguishment of debt	73	—	73	1,374	—	1,374
Loss on sales and impairment of real estate, net	224	5,010	5,234	2,931	6,190	9,121
Investment income	(1,729)	(90)	(1,819)	(1,913)	(179)	(2,092)
Loss on forfeited deposits	—	—	—	—	—	—
Change in unrealized gain (loss) on investments	255	—	255	255	—	255
NOI	$47,400	$6,671	$54,071	$93,514	$13,237	$106,751

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(37,816)	$(11,156)	$(48,972)	$(123,147)	$(18,222)	$(141,369)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,888	914	5,802	9,734	914	10,648
General and administrative expenses	11,341	2,658	13,999	19,281	3,244	22,525
Depreciation and amortization	24,897	7,183	32,080	50,197	14,723	64,920
Interest expense	23,575	7,881	31,456	51,138	15,641	66,779
Loss on extinguishment of debt	89	—	89	112	—	112
Loss on sales and impairment of real estate, net	14,378	223	14,601	30,231	223	30,454
Investment income	—	(89)	(89)	—	(164)	(164)
Loss on forfeited deposits	196	—	196	41,910	—	41,910
Change in unrealized gain (loss) on investments	—	—	—	—	—	—
NOI	$41,548	$7,614	$49,162	$79,456	$16,359	$95,815
Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended June 30, 2024 and 2023
There are 12,012 homes in our 2024 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended June 30, 2024 and June 30, 2023 were stabilized by October 1, 2022 and held through June 30, 2024. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2024 and 2023 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Same Home
Rental income (1)	$43,176	$40,502	$2,674	6.6%
Other income (1)	651	355	296	83.4%
Same Home revenues	43,827	40,857	2,970	7.3%
Non-Same Home
Rental income (1)	46,036	45,496	540	1.2%
Other income (1)	81	367	(286)	-77.9%
Non-Same Home revenues	46,117	45,863	254	0.6%
Total revenues	89,944	86,720	3,224	3.7%

Operating expenses
Same Home
Property operating expenses (1)	8,641	6,831	1,810	26.5%
Real estate taxes and insurance	8,029	7,528	501	6.7%
Property management fees (2)	—	2,085	(2,085)	-100.0%
Same Home operating expenses	16,670	16,444	226	1.4%
Non-Same Home
Property operating expenses (1)	9,323	8,977	346	3.9%
Real estate taxes and insurance	9,040	9,392	(352)	-3.7%
Property management fees (2)	840	2,745	(1,905)	-69.4%
Non-Same Home operating expenses	19,203	21,114	(1,911)	-9.1%
Total operating expenses	35,873	37,558	(1,685)	-4.5%

NOI
Same Home	27,157	24,413	2,744	11.2%
Non-Same Home	26,914	24,749	2,165	8.7%
Total NOI	$54,071	$49,162	$4,909	10.0%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Three Months Ended June 30, 2024 and 2023
As of June 30, 2024, our Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,262. As of June 30, 2023, our Same Home properties were approximately 95.5% occupied with a weighted average monthly effective rent per occupied home of $1,182. For our Same Home properties, we recorded the following operating results for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:
Revenues
Rental income. Rental income was $43.2 million for the three months ended June 30, 2024 compared to $40.5 million for the three months ended June 30, 2023, which was an increase of approximately $2.8 million, or 6.6%. The increase is related to a 5.5% increase in the weighted average monthly effective rent per occupied home, a 73% increase in utility chargebacks to residents and a 0.3% increase in occupancy.
Other income. Other income was approximately $0.7 million for the three months ended June 30, 2024 compared to approximately $0.4 million for the three months ended June 30, 2023, which was an increase of approximately $0.3 million. This increase was primarily due to the increase in overall fees charged to residents upon move out, which was $0.9 million in the three months ended June 30, 2024. The increase in fees charged was partially offset by the reserve for uncollectible fees from move out charges, which was $0.7 million in the three months ended June 30, 2024.
Expenses
Property operating expenses. Property operating expenses were $8.6 million for the three months ended June 30, 2024 compared to $6.8 million for the three months ended June 30, 2023, which was an increase of approximately $1.8 million, or 26.5%. The increase is primarily related to an increase in turnover costs of $0.6 million and an increase in utilities of $0.5 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $8.0 million for the three months ended June 30, 2024 compared to $7.5 million for the three months ended June 30, 2023, which was an increase of approximately $0.5 million, or 6.7%. The increase is primarily related to an increase in property insurance costs of $0.6 million, partially offset by a decrease in real estate taxes of $0.1 million.
Property management fees. There were no property management fees for the three months ended June 30, 2024 compared to $2.1 million for the three months ended June 30, 2023, which was a decrease of approximately $2.1 million, or 100.0%. The decrease is due to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 10 to our consolidated financial statements for further discussion of the management fee structure.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Same Home revenues	$43,827	$40,857
Non-Same Home revenues	46,117	45,863
Chargebacks	1,801	1,923
Total revenues	91,745	88,643

Same Home operating expenses	16,670	16,444
Non-Same Home operating expenses	19,203	21,114
Chargebacks	1,801	1,923
Total operating expenses	$37,674	$39,481
Net Operating Income for Our Same Home and Non-Same Home Properties for the Six Months Ended June 30, 2024 and 2023
There are 12,012 homes in our 2024 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended June 30, 2024 and June 30, 2023 were stabilized by October 1, 2022 and held through June 30, 2024. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2024 and 2023 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Same Home
Rental income (1)	$85,606	$79,934	$5,672	7.1%
Other income (1)	1,251	621	630	101.4%
Same Home revenues	86,857	80,555	6,302	7.8%
Non-Same Home
Rental income (1)	90,660	90,117	543	0.6%
Other income (1)	743	1,006	(263)	-26.1%
Non-Same Home revenues	91,403	91,123	280	0.3%
Total revenues	178,260	171,678	6,582	3.8%

Operating expenses
Same Home
Property operating expenses (1)	17,113	13,661	3,452	25.3%
Real estate taxes and insurance	15,963	14,820	1,143	7.7%
Property management fees (2)	—	5,124	(5,124)	-100.0%
Same Home operating expenses	33,076	33,605	(529)	-1.6%
Non-Same Home
Property operating expenses (1)	18,511	18,982	(471)	-2.5%
Real estate taxes and insurance	18,293	17,275	1,018	5.9%
Property management fees (2)	1,629	6,001	(4,372)	-72.9%
Non-Same Home operating expenses	38,433	42,258	(3,825)	-9.1%
Total operating expenses	71,509	75,863	(4,354)	-5.7%

NOI
Same Home	53,781	46,950	6,831	14.5%
Non-Same Home	52,970	48,865	4,105	8.4%
Total NOI	$106,751	$95,815	$10,936	11.4%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

Same Home Results of Operations for the Six Months Ended June 30, 2024 and 2023
As of June 30, 2024, our Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,262. As of June 30, 2023, our Same Home properties were approximately 95.5% occupied with a weighted average monthly effective rent per occupied home of $1,182. For our Same Home properties, we recorded the following operating results for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:
Revenues
Rental income. Rental income was $85.6 million for the six months ended June 30, 2024 compared to $79.9 million for the six months ended June 30, 2023, which was an increase of approximately $5.8 million, or 7.1%. The increase is related to a 5.5% increase in the weighted average monthly effective rent per occupied home, a 73% increase in utility chargebacks to residents and a 0.3% increase in occupancy.
Other income. Other income was approximately $1.3 million for the six months ended June 30, 2024 compared to approximately $0.6 million for the six months ended June 30, 2023, which was an increase of approximately $0.7 million. This increase was primarily due to the increase in property administrative fees charged to residents, which was a $0.7 million increase in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Expenses
Property operating expenses. Property operating expenses were $17.1 million for the six months ended June 30, 2024 compared to $13.7 million for the six months ended June 30, 2023, which was an increase of approximately $3.4 million, or 25.3%. The increase is primarily related to an increase in turnover costs of $1.1 million and an increase in utilities of $1.0 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $16.0 million for the six months ended June 30, 2024 compared to $14.8 million for the six months ended June 30, 2023, which was an increase of approximately $1.2 million, or 7.7%. The increase is primarily related to an increase in property insurance costs of $1.2 million.
Property management fees. There were no property management fees for the six months ended June 30, 2024 compared to $5.1 million for the six months ended June 30, 2023, which was a decrease of approximately $5.1 million, or 100.0%. The decrease is due to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 10 to our consolidated financial statements for further discussion of the management fee structure.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Same Home revenues	$86,857	$80,555
Non-Same Home revenues	91,403	91,123
Chargebacks	3,770	3,070
Total revenues	182,030	174,748

Same Home operating expenses	33,076	33,605
Non-Same Home operating expenses	38,433	42,258
Chargebacks	3,770	3,070
Total operating expenses	$75,279	$78,933

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
Core FFO makes certain adjustments to FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) gains or losses on extinguishment of debt (3) non-cash interest expenses, (4) changes in unrealized gains or losses on investments, (5) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other legal costs not related to core real estate operations and (6) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months ended June 30, 2024 to 2023
	2024	2023	2024	2023	% Change
Net loss attributable to stockholders	$(28,106)	$(38,350)	$(61,205)	$(115,569)	-47.0%
Net loss attributable to NCI in the OP	(5,796)	(7,346)	(12,407)	(21,206)	-41.5%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(5,840)	(4,794)	(11,515)	(8,007)	43.8%
Net loss attributable to noncontrolling interest in consolidated VIEs	(921)	(689)	(1,814)	(1,001)	81.2%
Depreciation and amortization	31,378	32,080	63,434	64,920	-2.3%
Loss on sales and impairment of real estate, net	5,234	14,601	9,121	30,454	-70.0%
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(4,051)	(4,498)	(14,386)	(50,409)	-71.5%

FFO per share - basic	$(0.14)	$(0.16)	$(0.49)	$(2.66)	-81.6%
FFO per share - diluted	$(0.14)	$(0.16)	$(0.49)	$(2.66)	-81.6%

Loss on forfeited deposits	—	196	—	41,910	-100.0%
Loss on extinguishment of debt	73	89	1,374	112	N/M
Non-cash interest expense	7,209	1,693	16,111	10,382	55.2%
Change in unrealized (gain) loss on investments	255	—	255	—	100.0%
Transaction and other costs	2,000	—	3,565	—	100.0%
Equity-based compensation expense	5,250	2,259	10,499	5,877	78.6%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	10,736	(261)	17,418	7,872	N/M

Core FFO per share - basic	$0.36	$(0.01)	$0.59	$0.42	40.5%
Core FFO per share - diluted	$0.35	$(0.01)	$0.57	$0.41	39.0%

Recurring capital expenditures	(5,810)	(4,958)	(11,865)	(8,991)	32.0%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	4,926	(5,219)	5,553	(1,119)	N/M

AFFO per share - basic	$(0.17)	$(0.18)	$0.19	$(0.06)	N/M
AFFO per share - diluted	$(0.16)	$(0.18)	$0.18	$(0.06)	N/M

Weighted average shares outstanding - basic	29,703	28,645	29,653	18,961
Weighted average shares outstanding - diluted (1)	30,558	29,079	30,541	19,433

Dividends declared per share	$0.5301	$0.5301	$1.0602	$1.0602

Net loss attributable to stockholders per share/unit - diluted	$(1.11)	$(1.55)	$(2.43)	$(4.69)
Net loss attributable to stockholders Coverage - diluted (2)	-2.09x	-2.92x	-2.29x	-4.42x
FFO Coverage - diluted (3)	-0.26x	-0.3x	-0.46x	-2.51x
Core FFO Coverage - diluted (3)	0.66x	-0.02x	0.54x	0.39x
AFFO Coverage - diluted (3)	-0.3x	-0.34x	0.17x	-0.06x
(1)For the three months ended June 30, 2024 and 2023, includes approximately 841,000 shares and 471,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”), earned performance shares of the Company (“Performance Shares”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.
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
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which relate to items that are either not likely to occur on a regular basis or are otherwise not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove or add items such as (1) losses on forfeited deposits, (2) reportable segment-specific investment income, (3) gains or losses on extinguishment of debt (4) non-cash interest expenses, (5) changes in unrealized gains or losses on investments, (6) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other legal costs not related to core real estate operations and (7) equity-based compensation expense. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for the three and six months ended June 30, 2024 and 2023. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(21,764)	$(6,342)	$(28,106)	$(48,706)	$(12,499)	$(61,205)
Net loss attributable to redeemable NCI in the OP	(5,222)	(574)	(5,796)	(11,276)	(1,131)	(12,407)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(5,840)	(5,840)	—	(11,515)	(11,515)
Net loss attributable to NCI in consolidated VIEs	—	(921)	(921)	—	(1,814)	(1,814)

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(33,148)	$(5,202)	$(38,350)	$(107,102)	$(8,467)	$(115,569)
Net loss attributable to redeemable NCI in the OP	(6,875)	(471)	(7,346)	—	(747)	(747)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(4,794)	(4,794)	—	(8,007)	(8,007)
Net loss attributable to NCI in consolidated VIEs	—	(689)	(689)	—	(1,001)	(1,001)
The following table reconciles our calculations of FFO, Core FFO and AFFO to the VineBrook reportable segment's net loss attributable to stockholders for the three and six months ended June 30, 2024 and 2023, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months ended June 30, 2024 to 2023
	2024	2023	2024	2023	% Change
Net loss attributable to stockholders	$(21,764)	$(33,148)	$(48,706)	$(107,102)	-54.5%
Net loss attributable to NCI in the OP	(5,222)	(6,875)	(11,276)	(20,459)	-44.9%
Depreciation and amortization	23,979	24,897	48,016	50,197	-4.3%
Loss on sales and impairment of real estate, net	224	14,378	2,931	30,231	-90.3%
FFO attributable to stockholders and NCI in the OP	(2,783)	(748)	(9,035)	(47,133)	-80.8%

FFO per share - basic	$(0.09)	$(0.03)	$(0.30)	$(1.64)	-81.7%
FFO per share - diluted	$(0.09)	$(0.03)	$(0.30)	$(1.64)	-81.7%

Loss on forfeited deposits	—	196	—	41,910	-100.0%
Investment income (1)	1,240	1,255	2,468	2,546	-3.1%
Loss on extinguishment of debt	73	89	1,374	112	N/M
Non-cash interest expense	7,279	(805)	16,110	5,367	N/M
Change in unrealized (gain) loss on investments	255	—	255	—	100.0%
Transaction and other costs	2,737	—	3,565	—	100.0%
Equity-based compensation expense	5,120	2,259	10,240	4,027	N/M
Core FFO attributable to stockholders and NCI in the OP	13,921	2,246	24,977	6,829	N/M

Core FFO per share - basic	$0.47	$0.08	$0.84	$0.24	N/M
Core FFO per share - diluted	$0.46	$0.08	$0.82	$0.23	N/M

Recurring capital expenditures	(5,810)	(4,958)	(11,865)	(8,991)	32.0%
AFFO attributable to stockholders and NCI in the OP	8,111	(2,712)	13,112	(2,162)	N/M

AFFO per share - basic	$0.27	$(0.09)	$0.44	$(0.08)	N/M
AFFO per share - diluted	$0.27	$(0.09)	$0.43	$(0.08)	N/M

Weighted average shares outstanding - basic	29,703	28,863	29,653	28,754
Weighted average shares outstanding - diluted (2)	30,558	29,345	30,541	29,212

Dividends declared per share	$0.5301	$0.5301	$1.0602	$1.0602

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.11)	$(1.55)	$(2.43)	$(4.69)
Net loss attributable to stockholders Coverage - diluted (4)	-2.09x	-2.92x	-2.29x	-4.42x
FFO Coverage - diluted (5)	-0.17x	-0.06x	-0.28x	-1.55x
Core FFO Coverage - diluted (5)	0.87x	0.15x	0.77x	0.22x
AFFO Coverage - diluted (5)	0.51x	-0.17x	0.41x	-0.08x
(1)Investment income in the table above includes approximately $0.4 million and $0.4 million of interest income from the 7.50% convertible notes of NexPoint Homes (the "NexPoint Homes Convertible Notes") and approximately $0.9 million and $0.8 million of dividend income from the investment in NexPoint Homes for the three months ended June 30, 2024 and 2023, respectively. Additionally, investment income in the table above includes approximately $0.7 million and $0.9 million of interest income from the NexPoint Homes Convertible Notes and approximately $1.7 million and $1.7 million of dividend income from the investment in NexPoint Homes for the six months ended June 30, 2024 and 2023, respectively. The VineBrook reportable segment interest and dividend income related to
NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to Core FFO since these funds are attributable to the standalone VineBrook reportable segment.
(2)For the three and six months ended June 30, 2024 and 2023, includes approximately 841,000 shares and 471,000 shares respectively, related to the assumed vesting of RSUs, Performance Shares and profits interest units in the OP (“PI Units”) not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.
(3)For the six months ended June 30, 2024 and 2023, the net loss attributable to stockholders per share/unit (diluted) includes $(0.21) per common share and $(0.34) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.
(4)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
The six months ended June 30, 2024 as compared to the six months ended June 30, 2023
VineBrook FFO was $(9.0) million for the six months ended June 30, 2024 compared to $(47.1) million for the six months ended June 30, 2023, which was an increase of approximately $38.1 million. The change in VineBrook FFO between the periods primarily relates to decreases in the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million, the VineBrook reportable segment's total property operating expenses of $6.2 million, the VineBrook reportable segment’s interest expense of $0.3 million and the increase in the VineBrook reportable segment’s rental income of $7.1 million, partially offset by an increase in the VineBrook reportable segment’s general and administrative expenses of $19.3 million.
VineBrook Core FFO was $25.0 million for the six months ended June 30, 2024 compared to $6.8 million for the six months ended June 30, 2023, which was an increase of approximately $18.1 million. The change in VineBrook Core FFO between the periods primarily relates to increases in VineBrook FFO of $38.1 million, the VineBrook reportable segment's equity-based compensation expense of $6.2 million and the VineBrook reportable segment's non-cash interest expense $10.7 million, which are all added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $13.1 million for the six months ended June 30, 2024 compared to $(2.2) million for the six months ended June 30, 2023, which was an increase of approximately $15.3 million. The change in VineBrook AFFO between the periods primarily relates to an increase to VineBrook Core FFO, partially offset by an increase in the VineBrook reportable segment’s recurring capital expenditures of $2.9 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 0.5% in VineBrook interest expense (or 4.3% on a per share basis). The weighted average interest rate of debt decreased from 7.1302% as of June 30, 2023 to 6.3441% as of June 30, 2024 for the VineBrook reportable segment, which has contributed to the increase in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into 14 interest rate derivative agreements with a combined notional amount of approximately $1.5 billion in order to partially offset the impact of interest rates.

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
On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04
March 31, 2023	61.32
June 30, 3023	61.63
September 30, 2023	60.23
December 31, 2023	58.95
March 31, 2024	57.99
June 30, 2024	57.57

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility has an additional $252.4 million of capacity as of June 30, 2024.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility, JPM Facility and NexPoint Homes KeyBank Facility within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations, (vii) may negotiate a turnover of secured properties back to the related lender and (viii) employ some combination of (i) - (vii). Additionally, the Company closed on an asset backed securitization ("ABS") on February 29, 2024 ("ABS II") that provided for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The Company used the net proceeds from the ABS II to pay down $242.4 million on the JPM Facility and fund reserves in accordance with the credit agreement. Subsequent to June 30, 2024, the Company sold 80 homes for net proceeds of approximately $6.1 million. Additionally, the Company intends to continue to dispose of homes to generate proceeds for debt paydowns and other uses. The Company plans to sell approximately 200 to 400 homes over the next twelve months to generate proceeds of approximately $20.0 million to $40.0 million in the VineBrook reportable segment. The Company plans to sell approximately 300 to 400 homes over the next twelve months to generate proceeds of approximately $80.0 million to $105.0 million in the NexPoint Homes reportable segment. If rates remain at a level that would be accretive to the Company, management plans to use ABS transactions in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. If the Warehouse Facility is not fully paid down by November 2024, the Company plans to utilize at least one of the two six-month extension options contractually available per the Consent and Sixth Amendment to the Warehouse Facility to extend the Warehouse Facility. To extend, there can be no default or event of default, the Company must be in compliance with all covenant requirements and needs to pay an extension fee of 0.1% of the maximum outstanding commitment at that time. Management expects to be in compliance with financial covenants at the time of initial maturity after implementing the plans noted above and therefore plans to be able to extend the Warehouse Facility in November 2024. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. The financial statements included in this Form 10-Q have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-Q do not include any adjustments that may result from the outcome of this uncertainty.
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
Cash Flows
The six months ended June 30, 2024 as compared to the six months ended June 30, 2023
The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by operating activities	$8,394	$15,394	$(7,000)
Net cash provided by (used in) investing activities	57,079	(23,005)	80,084
Net cash used in financing activities	(56,249)	(44,391)	(11,858)
Change in cash and restricted cash	9,224	(52,002)	61,226
Cash and restricted cash, beginning of period	85,620	114,749	(29,129)
Cash and restricted cash, end of period	$94,844	$62,747	$32,097
Cash flows from operating activities. During the six months ended June 30, 2024, net cash provided by operating activities was $8.4 million compared to net cash provided by operating activities of $15.4 million for the six months ended June 30, 2023. The change in cash flows from operating activities was mainly due to a decrease in loss on sales and impairment of real estate and a decrease in loss on forfeited deposits, partially offset by an increase in net operating income during the period.
Cash flows from investing activities. During the six months ended June 30, 2024, net cash provided by investing activities was $57.1 million compared to net cash used in investing activities of $23.0 million for the six months ended June 30, 2023. The change in cash flows from investing activities was mainly due to decreases in acquisitions of real estate investments and additions to real estate investments and an increase in net proceeds from sales of real estate.
Cash flows from financing activities. During the six months ended June 30, 2024, net cash used in financing activities was $56.2 million compared to net cash used in financing activities of $44.4 million for the six months ended June 30, 2023. The change in cash flows from financing activities was mainly due to a decrease in credit facilities proceeds received and an increase in credit facilities principal payments made, partially offset by the decrease in redemptions paid on Common Stock and the issuance of the ABS II Loan.

Debt, Derivatives and Hedging Activity
Debt
As of June 30, 2024, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $2.0 billion at a weighted average interest rate of 6.3441% and an adjusted weighted average interest rate of 3.9689%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.2219%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $1.5 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.5 billion of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of June 30, 2024:

	Type	Outstanding Principal as of June 30, 2024	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$230,350	7.00%	12/1/2025
Warehouse Facility	Floating	762,837	7.99%	11/3/2024	(2)
JPM Facility	Floating	97,567	8.18%	1/31/2025	(3)
ABS I Loan	Fixed	391,302	4.92%	12/8/2028
ABS II Loan	Fixed	403,300	4.65%	3/9/2029
MetLife Note	Fixed	106,673	3.25%	1/31/2026
TrueLane Mortgage	Fixed	8,352	5.35%	2/1/2028
Crestcore II Note	Fixed	2,600	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,472	5.12%	7/9/2029
PNC Loan I	Fixed	—	3.59%	2/19/2024	(4)
PNC Loan II	Fixed	—	3.70%	12/29/2024	(4)
PNC Loan III	Fixed	—	3.69%	12/15/2025	(4)
Total Outstanding Principal		$2,005,453
(1)Represents the interest rate as of June 30, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of June 30, 2024 was 5.3364%, daily SOFR as of June 30, 2024 was 5.3300% and one-month term SOFR as of June 30, 2024 was 5.3372%.
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
(4)The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024.
In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above and described below, the NexPoint Homes reportable segment had $560.5 million of debt outstanding at June 30, 2024 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank, N.A. (“KeyBank”). The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022 and July 31, 2023. On July 31, 2023, the Company entered into a Consent and Sixth Amendment to the Warehouse Facility (the “Consent and Sixth Amendment”) with KeyBank, as administrative agent, and the other lenders party thereto which, among other things, provides for (1) the revision of certain financial tests required under the Warehouse Facility and removal of others; (2) a waiver of certain covenant breaches identified by the administrative agent and the Company prior to the execution of the amendment; (3) consent for the sale of shares to directors, officers and other affiliates under the Series B Preferred Offering, (4) consent for the Internalization, subject to certain conditions; (5) a modification of the applicable margins, including an increase upon extensions; (6) modifications and additions of certain covenants; (7) a modification of the twelve-month extension option to be two six-month extensions; (8) prepayments of outstanding amounts under the Warehouse Facility through the sale of assets and other capital raising events and in certain other situations until the amount outstanding, and the commitment under the Warehouse Facility is reduced to $850.0 million (the “Commitment Reduction”); (9) no obligations for further lending under the Warehouse Facility until certain conditions are satisfied, including achievement of the Commitment Reduction, and no further increase in the Warehouse Facility through the accordion feature of the Warehouse Facility; and (10) restrictions on the redemption by the Company and its subsidiaries of any preferred or common equity. The amended Warehouse Facility is a full-term, interest-only facility with an initial 36-month term ending November 3, 2024, has two six-month extension options available, subject to meeting certain criteria, and bears interest at a variable rate equal to the forward-looking term rate based on one-month term SOFR, or daily SOFR for the applicable interest period, plus a margin of 0.1% plus a margin of 2.55%, or 2.50% after repayment of certain outstanding amounts, or an alternative base rate plus an applicable margin of 1.55%, or 1.50% after repayment of certain outstanding amounts. Subsequent to June 30, 2024, the Company paid down approximately $3.5 million. The outstanding balance on the Warehouse Facility as of June 30, 2024 is approximately $762.8 million, which is below the required Commitment Reduction.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III in full. As of June 30, 2024, the JPM Facility had $252.4 million in available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of approximately $392.2 million (the “ABS I Loan”). Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,776 SFR homes, and as of June 30, 2024, approximately 11.74% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the Regular Certificates, the “ABS II Certificates”). The Company also retained $19.5 million notional amount of the Class A, $10.5 million notional amount of the Class B, and $2.0 million notional amount of the Class C certificates. The ABS II Certificates represent beneficial ownership interests in the trust and its assets, including the ABS II Loan.
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
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,464 SFR homes, and as of June 30, 2024, approximately 10.44% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
PNC Loans
Following the Internalization of the Manager, the Company, through the OP, assumed three PNC equipment loans (“PNC Loan I”, “PNC Loan II” and “PNC Loan III”), which bear interest at fixed rates of 3.59%, 3.70% and 3.69%, respectively. PNC Loan I, PNC Loan II and PNC Loan III matured on February 19, 2024, and will mature on December 29, 2024 and December 15, 2025, respectively, and require monthly principal and interest payments. The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024. The balances of these loans are included in notes payable on the consolidated balance sheet as of June 30, 2024.
Debt Covenant Compliance
The debt compliance reporting cycles for the Company’s debt are generally not due until 60 days after calendar quarter ends. The Company will be submitting the June 30, 2024 compliance certificates to the lending parties on time before the 60-day window but has not submitted these certificates for all of its debt as of the filing date of this 10-Q report. The lending parties generally do not provide positive assurance on or approval of the reporting but only notify the Company of any noncompliance.
The Company is in compliance or has received waivers for the June 30, 2024 reporting cycle. The Company has not received any notifications of noncompliance from any lender as of the filing of this 10-Q report.
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

Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 13 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.2 billion. As of June 30, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $1.2 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.3994%. As of June 30, 2024, interest rate swap agreements effectively covered $1.2 billion, or 139.4%, of our $1.1 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.3994%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three and six months ended June 30, 2024 and 2023. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2024. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2023 and 2022 or the three and six months ended June 30, 2024.

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
As of June 30, 2024, we had total indebtedness of $2.6 billion which was comprised of $1.1 billion of outstanding variable-rate debt. Our variable-rate debt was comprised of borrowings on our mortgage loans of $230.4 million and term loan facilities of $905.4 million. As of June 30, 2024, we had effectively converted 133.8% of these borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements
This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we may consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies. (see Note 11).
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

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
April 29, 2024	107,515	$57.18	6,148
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

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	25,140	57.99	25,140	71,765
Total	25,140	$57.99	25,140	$71,765
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
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ Brian Mitts		August 9, 2024
Brian Mitts	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)