Form 10-Q
period 2024-09-30
VINEBROOK HOMES TRUST, INC.
filed 2024-11-04
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the registrant had 25,443,660 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended September 30, 2024
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

ii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Operating real estate investments
Land	$540,592	$560,047
Buildings and improvements	2,789,214	2,872,755
Intangible lease assets	3,662	14
Total gross operating real estate investments	3,333,468	3,432,816
Accumulated depreciation and amortization	(358,056)	(275,534)
Total net operating real estate investments	2,975,412	3,157,282
Real estate held for sale, net	39,715	54,615
Total net real estate investments	3,015,127	3,211,897
Investments, at fair value	2,500	2,500
Cash	54,903	27,917
Restricted cash	41,690	57,703
Accounts and other receivables, net	15,867	20,008
Prepaid and other assets	40,358	21,236
Interest rate derivatives, at fair value	22,203	48,416
Intangible assets, net	5,599	4,045
Asset-backed securitization certificates	78,964	39,096
Goodwill	20,522	20,522
TOTAL ASSETS	$3,297,733	$3,453,340

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$1,899,261	$1,276,970
Credit facilities, net	558,433	1,156,704
Accounts payable and other accrued liabilities	45,589	52,696
Accrued real estate taxes payable	43,168	39,632
Accrued interest payable	28,734	23,122
Security deposit liability	28,211	25,909
Prepaid rents	2,693	3,348
Total Liabilities	2,606,089	2,578,381

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 5,000,000 shares issued and outstanding, respectively	122,308	122,225
Redeemable noncontrolling interests in the OP	260,859	251,503
Redeemable noncontrolling interests in consolidated VIEs	99,814	105,018
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,339,388 and 25,006,237 shares issued and outstanding, respectively	255	252
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	754,463	776,755
Distributions in excess of retained earnings	(570,990)	(423,769)
Accumulated other comprehensive income	15,860	31,208
Total Stockholders' Equity	199,613	384,471
Noncontrolling interests in consolidated VIEs	9,050	11,742
TOTAL LIABILITIES AND EQUITY	$3,297,733	$3,453,340
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$88,556	$87,210	$268,115	$259,121
Other income	2,100	1,525	4,571	4,362
Total revenues	90,656	88,735	272,686	263,483
Expenses
Property operating expenses	19,919	20,889	59,313	56,602
Real estate taxes and insurance	16,673	16,935	50,929	49,030
Property management fees	212	1,940	1,841	13,065
Advisory fees	5,218	5,637	15,664	16,285
General and administrative expenses	21,374	13,860	60,631	36,385
Depreciation and amortization	31,354	31,610	94,788	96,530
Interest expense	42,368	34,292	110,030	101,071
Total expenses	137,118	125,163	393,196	368,968
Loss on extinguishment of debt	(114)	(164)	(1,488)	(276)
Loss on sales and impairment of real estate, net	(10,652)	(34,654)	(19,773)	(65,108)
Investment income	882	101	2,973	265
Change in unrealized gain (loss) on investments	255	—	—	—
Loss on forfeited deposits	—	(292)	—	(42,202)
Internalization costs	—	(917)		(917)
Net loss	(56,091)	(72,354)	(138,798)	(213,723)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,023	2,207	6,260	6,621
Net loss attributable to redeemable noncontrolling interests in the OP	(8,413)	(10,853)	(20,820)	(32,059)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(8,482)	(3,684)	(19,997)	(11,691)
Net loss attributable to noncontrolling interests in consolidated VIEs	(940)	(565)	(2,754)	(1,566)
Net loss attributable to stockholders	$(40,279)	$(59,459)	$(101,487)	$(175,028)
Other comprehensive (loss)/income
Unrealized (loss)/gain on interest rate hedges	(14,823)	163	(18,055)	6,297
Total comprehensive loss	(70,914)	(72,191)	(156,853)	(207,426)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,023	2,207	6,260	6,621
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(10,636)	(10,830)	(23,527)	(31,116)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(8,482)	(3,684)	(19,997)	(11,691)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(940)	(565)	(2,754)	(1,566)
Comprehensive loss attributable to stockholders	$(52,879)	$(59,319)	$(116,835)	$(169,674)

Weighted average common shares outstanding - basic	25,329	24,894	25,221	24,673
Weighted average common shares outstanding - diluted	25,329	24,894	25,221	24,673

Loss per share - basic	$(1.59)	$(2.39)	$(4.02)	$(7.09)
Loss per share - diluted	$(1.59)	$(2.39)	$(4.02)	$(7.09)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2024	2,548,240	$25	25,252,565	$255	$757,662	$(515,420)	$28,460	$270,982
Net loss attributable to stockholders					—	(40,279)	—	(40,279)
Issuance of Class A common stock			104,007	1	5,866	—	—	5,867
Redemptions of Class A common stock			(17,184)	(1)	(989)	—	—	(990)
Equity-based compensation			—	—	1,486	—	—	1,486
Common stock dividends declared ($0.5301 per share)					—	(13,778)	—	(13,778)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(12,600)	(12,600)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					288	—	—	288
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(9,850)	—	—	(9,850)
Balances, September 30, 2024	2,548,240	$25	25,339,388	$255	$754,463	$(570,990)	$15,860	$199,613

	Series B Preferred Stock		Class A Common Stock
Nine Months Ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to stockholders					—	(101,487)	—	(101,487)
Issuance of Class A common stock			321,642	3	17,261	—	—	17,264
Redemptions of Class A common stock			(62,011)	(1)	(3,605)	—	—	(3,606)
Equity-based compensation			73,520	1	4,394	—	—	4,395
Common stock dividends declared ($1.5903 per share)					—	(41,195)	—	(41,195)
Series B Preferred stock dividends declared ($1.78125 per share)					—	(4,539)		(4,539)
Other comprehensive loss attributable to stockholders					—	—	(15,348)	(15,348)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(25,549)	—	—	(25,549)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(14,793)	—	—	(14,793)
Balances, September 30, 2024	2,548,240	$25	25,339,388	$255	$754,463	$(570,990)	$15,860	$199,613
See Accompanying Notes to Consolidated Financial Statements
VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended September 30, 2023	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2023			24,894,319	$250	$731,937	$(302,370)	$49,213	$479,030
Net loss attributable to stockholders					—	(59,459)	—	(59,459)
Issuance of Class A common stock			—	—	10	—	—	10
Redemptions of Class A common stock			(2,790)	—	(172)	—	—	(172)
Issuance of Series B Preferred stock, net of offering costs	2,548,240	25	—	—	60,804			60,829
Equity-based compensation			—	—	1,287	—	—	1,287
Common stock dividends declared ($0.5301 per share)					—	(8)	—	(8)
Series B Preferred stock dividends declared ($0.40243 per share)						(1,025)		(1,025)
Other comprehensive income attributable to stockholders					—	—	140	140
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(3,534)	—	—	(3,534)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(3,362)	—	—	(3,362)
Balances, September 30, 2023	2,548,240	$25	24,891,529	$250	$786,970	$(362,862)	$49,353	$473,736

	Series B Preferred Stock		Class A Common Stock
Nine Months Ended September 30, 2023	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	—	$—	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to stockholders					—	(175,028)	—	(175,028)
Issuance of Class A common stock			221,698	2	12,499	—	—	12,501
Redemptions of Class A common stock			(5,710)	—	(352)	—	—	(352)
Issuance of Series B Preferred stock, net of offering costs	2,548,240	25	—	—	60,804	—	—	60,829
Equity-based compensation			60,177	—	3,369	—	—	3,369
Common stock dividends declared ($1.0602 per share)					—	(26,761)	—	(26,761)
Series B Preferred stock dividends declared ($0.40243 per share)						(1,025)		(1,025)
Other comprehensive income attributable to stockholders					—	—	5,354	5,354
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(21,746)	—	—	(21,746)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(4,733)	—	—	(4,733)
Balances, September 30, 2023	2,548,240	$25	24,891,529	$250	$786,970	$(362,862)	$49,353	$473,736
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(138,798)	$(213,723)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Loss on sales and impairment of real estate, net	19,773	65,108
Depreciation and amortization	94,788	96,530
Non-cash interest expense	23,755	9,139
Net cash received/(paid) on derivative settlements	—	2,419
Loss on extinguishment of debt	1,488	276
Equity-based compensation	15,542	8,751
Loss on forfeited deposits	—	42,202
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(720)	(14,713)
Operating liabilities	(345)	21,004
Net cash provided by operating activities	15,483	16,993

Cash flows from investing activities
Internalization of the Manager	—	80
Net proceeds from sales of real estate	125,390	148,300
Prepaid deposits	76	474
Insurance proceeds received	1,095	7,937
Additions to real estate investments	(42,755)	(110,414)
Acquisition of preferred equity interests	(15,858)	—
Net cash provided by investing activities	67,948	46,377

Cash flows from financing activities
Notes payable proceeds received	650,185	19,826
Notes payable payments	(60,522)	(24,505)
Credit facilities proceeds received	2,758	13,750
Credit facilities principal payments	(605,743)	(82,799)
Bridge facilities proceeds received	—	25,000
Bridge facilities principal payments	—	(69,730)
Financing costs paid	(19,611)	(3,841)
Proceeds from issuance of Class A common stock	43	—
Redemptions of Class A common stock paid	(4,094)	(17,446)
Dividends paid to common stockholders	(21,666)	(12,825)
Series B Preferred stock dividends paid	(4,539)	(1,025)
Payments for taxes related to net share settlement of stock-based compensation	(1,187)	(873)
Proceeds from issuance of redeemable Series B preferred stock, net of offering costs	—	60,829
Redemptions of Series A Preferred stock paid	(86)	(140)
Series A Preferred stock dividends paid	(6,091)	(6,094)
Contributions from redeemable noncontrolling interests in the OP	1,445	1,595
Distributions to redeemable noncontrolling interests in the OP	(2,566)	(474)
Redemptions by redeemable noncontrolling interests in the OP	(457)	—
Distributions to redeemable noncontrolling interests in consolidated VIEs	—	(601)
Contributions from noncontrolling interests in consolidated VIEs	563	7,285
Distributions to noncontrolling interests in consolidated VIEs	(680)	(321)
Redemptions to noncontrolling interests in consolidated VIEs	(210)	(4)
Net cash used in financing activities	(72,458)	(92,393)

Change in cash and restricted cash	10,973	(29,023)
Cash and restricted cash, beginning of period	85,620	114,749
Cash and restricted cash, end of period	$96,593	$85,726

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$89,660	$107,387
Cash paid for income and franchise taxes	—	585

Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	—	1,270
Accrued dividends payable to common stockholders	1,118	562
Accrued distributions payable to redeemable noncontrolling interests in the OP	1,846	700
Accrued dividends payable to Series A preferred stockholders	6,091	2,031
Accrued redemptions payable to common stockholders	3,606	172
Accrued capital expenditures	—	106
Accretion to redemption value of Redeemable Series A preferred stock	169	527
Asset backed securitization certificates	39,868	—
Write off of fully amortized deferred financing costs	1,965	—
Issuance of Class A common stock related to DRIP dividends	18,412	13,374
DRIP dividends to common stockholders	(18,412)	(13,374)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	3,529	3,596
DRIP distributions to redeemable noncontrolling interests in the OP	(3,529)	(3,596)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	3,987	1,949
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(3,987)	(1,949)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	277	139
DRIP distributions to noncontrolling interests in consolidated VIEs	(277)	(139)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of September 30, 2024, there were a combined 24,763,117 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,058,716 Class A OP Units, or 81.0%, were owned by the Company, 2,814,063 Class B OP Units, or 11.3%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 94,790 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 149,588 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,645,961 Class C OP Units, or 6.6%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and as of August 3, 2023, a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP. The Company has control to direct the activities of the OP because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP.
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
Between November 1, 2018 and September 30, 2024, the Company, through the special purpose limited liability companies (“SPEs”) owned by the OP, purchased 20,750 additional homes and sold 3,925 homes within the VineBrook reportable segment (see Note 4), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 226 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 20,959 homes (the "VineBrook Portfolio") in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,343 homes (the “NexPoint Homes Portfolio”), for a total of 23,302 homes in 20 states as of September 30, 2024. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook reportable segment were funded by loans (see Note 5), proceeds from the sale of Common Stock and Preferred Stock (defined below) and excess cash generated from operations.
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

2. Summary of Significant Accounting Policies
Basis of Accounting and Use of Estimates
Readers of this Form 10-Q should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2023, which are included in our Annual Report, filed with the SEC on April 1, 2024, since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our Annual Report for further discussion of our significant accounting policies and estimates.
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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period.

Real Estate Investments
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates, changes in hold periods or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three and nine months ended September 30, 2024, the Company recorded approximately $3.8 million and $12.4 million of impairment charges on real estate assets, respectively, mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2023, the Company recorded approximately $39.6 million and $66.9 million of impairment charges on real estate assets, respectively, mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). No significant impairments on operating properties were recorded during the three and nine months ended September 30, 2024 and 2023.
Intangible Assets
Intangible assets acquired related to the Internalization of the Manager are amortized on a straight-line basis over the estimated useful lives as described in the following table:

Developed technology	5 years
Goodwill	Not depreciated
Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three and nine months ended September 30, 2024.
Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2023 and assessed no impairment of goodwill. No impairment losses on goodwill have been recognized for the three and nine months ended September 30, 2024. The goodwill did not exist before August 3, 2023, as the goodwill resulted from the Internalization of the Manager that closed on August 3, 2023.
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
In connection with the Company’s asset backed securitization transactions (as discussed in Note 6), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments. As of September 30, 2024, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next five years.
Cash and Restricted Cash
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023	December 31, 2023
Cash	$54,903	$34,115	$27,917
Restricted cash	41,690	51,611	57,703
Total cash and restricted cash	$96,593	$85,726	$85,620
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended September 30, 2024 and 2023, rental income includes $4.0 million and $3.4 million of variable lease payments, respectively. For the nine months ended September 30, 2024 and 2023, rental income includes $11.8 million and $9.5 million of variable lease payments, respectively.
Gains on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain on sale when the derecognition criteria under ASC 610-20 have been met, which is included in loss on sales and impairment of real estate on the consolidated statements of operations and comprehensive income (loss).
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for loss per share:
Net loss	$(56,091)	$(72,354)	$(138,798)	$(213,723)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,023	2,207	6,260	6,621
Net loss attributable to redeemable noncontrolling interests in the OP	(8,413)	(10,853)	(20,820)	(32,059)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(8,482)	(3,684)	(19,997)	(11,691)
Net loss attributable to noncontrolling interests in consolidated VIEs	(940)	(565)	(2,754)	(1,566)
Net loss attributable to stockholders	$(40,279)	$(59,459)	$(101,487)	$(175,028)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,329	24,894	25,221	24,673
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	25,329	24,894	25,221	24,673

Earnings (loss) per weighted average common share:
Basic	$(1.59)	$(2.39)	$(4.02)	$(7.09)
Diluted	$(1.59)	$(2.39)	$(4.02)	$(7.09)

(1)
For the three months ended September 30, 2024 and 2023, excludes approximately 5,525,053 shares and 5,108,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive. For the nine months ended September 30, 2024 and 2023, excludes approximately 5,493,581 shares and 4,808,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

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

3. Investments in Subsidiaries
As of September 30, 2024, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 20,959 properties in the VineBrook reportable segment and 2,343 properties in the NexPoint Homes reportable segment, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of September 30, 2024, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralize the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 5) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage (1)	Debt Allocated
NREA VB I, LLC	60	$5,682	100%	Yes	$4,746
NREA VB II, LLC	160	16,303	100%	Yes	10,127
NREA VB III, LLC	1,289	120,877	100%	Yes	66,872
NREA VB IV, LLC	378	37,937	100%	Yes	22,814
NREA VB V, LLC	1,822	131,031	100%	Yes	101,815
NREA VB VI, LLC	251	25,188	100%	Yes	17,545
NREA VB VII, LLC	29	2,416	100%	Yes	2,809
True FM2017-1, LLC	184	17,973	100%	Yes	8,248
VB One, LLC	5,777	776,811	100%	No	462,222
VB Two, LLC	1,618	160,363	100%	No	105,925
VB Three, LLC	1,334	198,658	100%	No	97,567
VB Five, LLC	117	14,124	100%	Yes	4,991
VB Eight, LLC	111	16,622	100%	No	—
VB Nine, LLC	1,305	190,666	100%	Yes	171,637
VB Ten, LLC	1,302	190,219	100%	Yes	171,567
VineBrook Homes Borrower 1, LLC	2,763	404,623	100%	Yes	390,248
VineBrook Homes Borrower 2, LLC	2,459	363,551	100%	Yes	402,593
NexPoint Homes	2,343	700,139	80%	No	428,701
	23,302	$3,373,183			$2,470,427	(2)

(1)
Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC, VB Eight, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.

(2)
In addition to the debt allocated to the SPEs noted above, as of September 30, 2024, NexPoint Homes had approximately $103.6 million of debt (excluding amounts owed to the OP from NexPoint Homes, as these are eliminated in consolidation) not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes, the SFR OP Note Payable I and the SFR OP Note Payable II (as defined in Note 5) as of September 30, 2024.

4. Real Estate Assets
As of September 30, 2024, the Company, through the OP and its SPE subsidiaries, owned 23,302 homes, including 20,959 homes in the VineBrook reportable segment and 2,343 homes in the NexPoint Homes reportable segment. As of December 31, 2023, the Company through the OP and its SPE subsidiaries, owned 24,412 homes, including 21,843 homes in the VineBrook reportable segment and 2,569 homes in the NexPoint Homes reportable segment. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2023	$560,047	$2,872,755		$14	$54,615	$3,487,431	$(275,534)
Additions	45	47,244	(2)	3,648	2,462	53,399	(96,368)	(3)
Transfers to held for sale	(14,945)	(98,487)		—	101,445	(11,987)	11,987
Reclasses	19	(1,561)		—	(108)	(1,650)	(11)
Dispositions	(4,574)	(30,514)		—	(103,805)	(138,893)	1,870
Impairment	—	(223)		—	(14,894)	(15,117)	—
Real Estate Balances, September 30, 2024	$540,592	$2,789,214		$3,662	$39,715	$3,373,183	$(358,056)

(1)	Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)	Includes capitalized interest of approximately $0.8 million and other capitalizable costs outlined in (1) above of approximately $0.3 million.
(3)	Accumulated depreciation and amortization activity excludes approximately $0.5 million of depreciation and amortization related to assets not classified as real estate investments.
During the three months ended September 30, 2024 and 2023, the Company recognized depreciation expense of approximately $30.9 million and $31.5 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized depreciation expense of approximately $93.6 million and $95.1 million, respectively.
Real estate acquisitions and dispositions
During the nine months ended September 30, 2024, the Company acquired no additional homes within the VineBrook and NexPoint Homes reportable segments.
During the nine months ended September 30, 2024, the Company, through the OP, disposed of 884 homes within the VineBrook reportable segment. During the nine months ended September 30, 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 226 homes. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
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
Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three and nine months ended September 30, 2024, the Company recorded approximately $3.8 million and $12.4 million of impairment charges on real estate assets held for sale, respectively. As of September 30, 2024, there are 271 homes that are classified as held for sale. These held for sale properties have a carrying amount of approximately $39.7 million.
Hurricane Helene
During September 2024, Hurricane Helene hit the southeastern seaboard of the United States generally affecting Florida, Georgia, South Carolina, North Carolina, Virginia and Tennessee. Approximately 780 homes in the VineBrook Portfolio were affected directly and indirectly by Hurricane Helene within the following markets: Augusta, Cincinnati, Columbia, Atlanta, Triad, Huntsville, Indianapolis, Greenville, Dayton and Montgomery. Due to the recency of this event, the Company is currently assessing the impact of the damage to the VineBrook Portfolio. The Company has not recognized a loss for the damage as the amount of the loss, or a range of possible losses, cannot be reasonably estimated at this time. The Company will recognize a loss when it has sufficient information to make a reasonable estimate of the loss or range of the loss. The Company has windstorm, flood and other casualty insurance coverage that management believes will materially cover the cost of the damage. Additionally, the Company has business interruption insurance that management believes will cover lost rents on the homes affected by this event. The insurance coverage is subject to certain deductibles and the Company is currently working with the insurance carrier to determine the amount of the deductible. The amount of the deductible is not expected to exceed $0.5 million and any damage is expected to be within the limits of the insurance policy.
The NexPoint Homes reportable segment saw minimal damage related to Hurricane Helene as it only affected 12 homes in the NexPoint Homes Portfolio. Due to the recency of this event, the Company is still assessing the impact of Hurricane Helene on the NexPoint Homes Portfolio. The Company has casualty insurance coverage that management believes will materially cover the cost of the damage. The Company has not recognized a loss for the damage as the amount of the loss, or a range of possible losses, cannot be reasonably estimated at this time. The Company will recognize a loss when it has sufficient information to make a reasonable estimate of the loss or range of the loss.

5. Debt
As of September 30, 2024, the VineBrook Homes reportable segment had approximately $2.0 billion of debt outstanding, and the NexPoint Homes reportable segment had $532.3 million of debt outstanding. The following table contains summary information of the Company’s debt as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		Outstanding Principal as of
	Type	September 30, 2024	December 31, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$226,728	$234,644	6.83%	12/1/2025
Warehouse Facility	Floating	462,222	824,387	7.50%	5/3/2025	(2)
JPM Facility	Floating	97,567	338,387	7.81%	1/31/2025	(3)
ABS I Loan	Fixed	390,248	392,180	4.92%	12/8/2028
ABS II Loan	Fixed	402,593	—	4.65%	3/9/2029
MetLife Note	Fixed	105,925	110,157	3.25%	1/31/2026
MetLife Term Loan I	Fixed	343,204	—	4.50%	8/22/2029
TrueLane Mortgage	Fixed	8,248	9,323	5.35%	2/1/2028
Crestcore II Note	Fixed	2,587	2,670	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,404	2,611	5.12%	7/9/2029
PNC Loan I	Fixed	—	18	3.59%	2/19/2024
PNC Loan II	Fixed	—	65	3.70%	12/29/2024
PNC Loan III	Fixed	—	177	3.69%	12/15/2025
Total VineBrook reportable segment debt		$2,041,726	$1,914,619
NexPoint Homes MetLife Note 1	Fixed	237,173	238,428	3.76%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	174,590	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	16,938	60,500	7.55%	12/31/2024
SFR OP Note Payable I	Fixed	500	500	8.80%	4/25/2025
SFR OP Note Payable II	Fixed	500	—	12.50%	3/31/2025
SFR OP Convertible Notes (4)	Fixed	102,557	102,557	7.50%	6/30/2027
Total debt		2,573,984	2,491,194
Debt premium, net (5)		252	305
Debt discount, net (6)		(87,308)	(39,115)
Deferred financing costs, net of accumulated amortization of $29,918 and $22,796, respectively		(29,234)	(18,710)
		2,457,694	2,433,674

(1)
Represents the interest rate as of September 30, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of September 30, 2024 was 5.1633%, daily SOFR as of September 30, 2024 was 4.9600% and one-month term SOFR as of September 30, 2024 was 4.8457%.

(2)
The initial maturity for the Warehouse Facility (as defined below) prior to extension options being exercised was November 3, 2024. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The Company exercised its first extension option to extend the Warehouse Facility maturity date to May 3, 2025 on November 1, 2024. The maturity date after the second extension is November 3, 2025.

(3)	This is the initial maturity date for the JPM Facility (as defined below). The JPM Facility has a 12-month extension option subject to approval from the lender.
(4)	The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.
(5)	The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(6)	The Company reflected a discount on ABS I Loan and ABS II Loan (as defined below), which is amortized into interest expense over the remaining term of the debt.
Additionally, we have included a summary of debt agreements and significant changes to the agreements during the nine months ended September 30, 2024 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bore interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75%. The JPM Facility is interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III (as defined below) in full. During the nine months ended September 30, 2024, the Company drew an additional $2.8 million on the JPM Facility. During the nine months ended September 30, 2024, the Company paid down approximately $243.6 million on the JPM Facility. As of September 30, 2024, the JPM Facility had $252.4 million in available capacity. The outstanding balance on the JPM Facility as of September 30, 2024, is approximately $97.6 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,763 SFR homes, and as of September 30, 2024, approximately 11.86% of the Portfolio served as collateral for outstanding borrowings under the ABS
I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the ABS II Class A Certificates, ABS II Class B Certificates, ABS II Class C Certificates, ABS II Class D Certificates and ABS II Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) ABS II Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the ABS II Regular Certificates, the “ABS II Certificates”). Initially, the OP also retained $19.5 million of the ABS II Class A Certificates, $10.5 million of the ABS II Class B Certificates, and $2.0 million of the ABS II Class C Certificates. On July 11, 2024, the OP sold $10.5 million of the ABS II Class B Certificates. On July 24, 2024, the OP sold $19.5 million of the ABS II Class A Certificates. On September 25, 2024, the OP sold $2.0 million of the ABS II Class C Certificates. The ABS II Certificates represented beneficial ownership interests in the trust and its assets, including the ABS II Loan, and these ABS II Certificates were all sold during the three months ended September 30, 2024.
The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the ABS II Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the ABS II Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased ABS II Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the ABS II Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and $71.9 million of the ABS II Certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. For the ABS II Class A, Class B and Class C certificates, the Company elected the fair value option in accordance with ASC 825, Financial Instruments, and measures the change in fair value as change in unrealized gain/(loss) on asset-backed securitization certificates in the Company's consolidated statements of operations and comprehensive income (loss). The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,459 SFR homes, and as of September 30, 2024, approximately 10.55% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
The following table contains summary information regarding the ABS II Loan (excluding Tranche F, which the OP acquired and including the portions of Tranche A, B and C retained by the OP, as described above) as of September 30, 2024 (dollars in thousands):

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
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. On August 14, 2024, the OP entered into a Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024 (the “Commitment Reduction”). During the nine months ended September 30, 2024, the Company paid down approximately $362.2 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. As of September 30, 2024, the outstanding balance of the Warehouse Facility was approximately $462.2 million, which is below the required Commitment Reduction.
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

MetLife Term Loan I Facilities

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility. As of September 30, 2024, the outstanding balance of the MetLife Term Loan I Facilities was approximately $343.2 million.
NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook reportable segment, as of September 30, 2024, the NexPoint Homes reportable segment had $532.3 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1” and “NexPoint Homes MetLife Note 2”), NexPoint Homes KeyBank Facility (as defined below), the SFR OP Note Payable I (as defined below), the SFR OP Note Payable II (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes reportable segment.
NexPoint Homes KeyBank Facility
On August 12, 2022, a subsidiary of the SFR OP as borrower closed a $75.0 million revolver facility with KeyBank, as lender (the “NexPoint Homes KeyBank Facility”). On December 30, 2022, a subsidiary of SFR OP as borrower closed on an additional $10.0 million on the NexPoint Homes KeyBank Facility, bringing the total commitment to $85.0 million as of December 31, 2022. The NexPoint Homes KeyBank Facility initially matured on August 12, 2025 and bore interest at a floating rate of 185 to 270 basis points, depending on the borrower’s leverage ratio, over SOFR. After amendments to the NexPoint Homes Key Bank Facility loan agreement, the NexPoint Homes Key Bank Facility bears interest at a floating rate of 195 to 270 basis points, depending on the borrower’s leverage ratio, over SOFR and matures on December 31, 2024 with a maximum commitment of $60.5 million. The outstanding balance on the NexPoint Homes KeyBank Facility as of September 30, 2024 was approximately $16.9 million.
SFR OP Note Payable I
On October 25, 2023, the SFR OP as borrower entered into a promissory note with NexPoint Diversified Real Estate Trust Operating Partnership, L.P. as lender (the “SFR OP Note Payable I”) for $0.5 million. The SFR OP Note Payable I bears interest at a fixed rate of 8.80% and had an original maturity date of April 25, 2024. On April 25, 2024, the SFR OP Note Payable I was amended to modify the maturity date to be April 25, 2025. As of September 30, 2024, the outstanding balance of the SFR OP Note Payable I is $0.5 million.
SFR OP Note Payable II
On March 31, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. as lender (the “SFR OP Note Payable II”) for $0.5 million. The SFR OP Note Payable II matures on March 31, 2025 and bears interest at a fixed rate of 12.50%. As of September 30, 2024, the outstanding balance of the SFR OP Note Payable II is $0.5 million.
Weighted Average Interest
The weighted average interest rate of the Company’s debt was 5.5473% as of September 30, 2024 and 6.6245% as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.0633% and 4.6860%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of September 30, 2024, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.2637% on its combined $1.4 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on $1.4 billion of the Company’s floating rate indebtedness.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2024 are as follows (in thousands):

	Total
2024	$17,614
2025	787,195	(1)
2026	106,230
2027	514,642
2028	398,013
Thereafter	750,290
Total	$2,573,984

(1)	Includes the maturity of the Warehouse Facility after extension options. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The initial maturity date was November 3, 2024 and was extended to May 3, 2025 on November 1, 2024. This also includes the maturity of the JPM Facility that has a 12-month extension option subject to approval from the lender.
Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $568.6 million coming due within 12 months of the financial statement issuance date, primarily related to the Warehouse Facility, JPM Facility and NexPoint Homes KeyBank Facility. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, and (iii) sell homes from its portfolio and pay down debt balances with the net sale proceeds. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, in order to extend existing obligations, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
In addition, the Company has debt coming due beyond twelve months from the date of these financial statements, including the Warehouse Facility that the Company expects will be due on November 3, 2025 after exercising the remaining six-month extension option. On November 1, 2024, the Company utilized the first six-month extension option on the Warehouse Facility which extended the maturity date of the Warehouse Facility to May 3, 2025. The Company has a remaining contractual six-month extension option available under the Warehouse Facility which would extend the maturity of the Warehouse Facility to November 3, 2025. The Company does not currently have sufficient liquidity to pay down these obligations and intends to refinance these obligations primarily using debt or equity financing before they come due. Given its historical ability to refinance debt, the Company expects to be able to refinance the debt as necessary.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended September 30, 2024 and 2023, amortization of deferred financing costs of approximately $6.3 million and $2.8 million, respectively, and amortization of loan discounts of approximately $6.4 million and $0, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024 and 2023, amortization of deferred financing costs of approximately $8.9 million and $7.8 million, respectively, and amortization of loan discounts of approximately $9.0 million and $0, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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
Derivative Financial Instruments and Hedging Activities
In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report.
As of September 30, 2024, the Company had the following outstanding interest rate swaps (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)		Notional	Fixed Rate
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	50,000	1.4190%
2/3/2020	2/1/2025	KeyBank	Daily SOFR	(2)	50,000	1.2790%
3/2/2020	3/3/2025	KeyBank	Daily SOFR	(2)	20,000	0.9140%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		50,000	2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	2.6860%
4/3/2023	11/1/2025	Mizuho	Daily SOFR		250,000	3.5993%
					$1,120,000	2.4682%	(3)

(1)	As of September 30, 2024, daily SOFR was 4.9600%.
(2)
These interest rate swaps previously referenced one-month LIBOR, which ceased publication on June 30, 2023. Beginning July 1, 2023, these interest rate swaps transitioned to daily SOFR plus 0.1145% for the floating rate.

(3)	Represents the weighted average fixed rate of the interest rate swaps which have a combined weighted average fixed rate of 2.4682%.
As of September 30, 2024, the Company had the following outstanding interest rate cap (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of September 30, 2024	Strike Rate
Interest Rate Cap	$300,000	11/1/2025	One-Month Term SOFR	4.8457%	1.50%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$13,360	$34,194	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	1,570	—	—	—
Interest rate caps	Interest rate derivatives, at fair value	7,273	14,222	—	—
Total		$22,203	$48,416	$—	$—
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. For the nine months ended September 30, 2024, $1.2 million of unrealized loss on interest rate hedges have been recorded directly as an increase to interest expense on the consolidated statements of operations and comprehensive income (loss). The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		For the Three Months Ended,		For the Nine Months Ended,
	Location of gain/(loss) recognized on Statement of Operations and Comprehensive Income/(Loss)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Unrealized gain/(loss) on interest rate hedges	$(14,823)	$163	$(18,055)	$6,297

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	2,112	—	1,209	—
Interest rate caps	Interest expense	5,503	(639)	6,949	(1,386)
Total		$(7,208)	$(476)	$(9,897)	$4,911
The Class A, Class B and Class C ABS II Certificates that the Company purchased and retained were recorded at fair value on the consolidated balance sheets in previous reporting periods. Given these certificates were sold before September 30, 2024, the value of these assets is zero as of September 30, 2024.
ABS Class F Retention Certificates
The Class F Certificates that the Company purchased and retained as part of the ABS I transaction, are classified as held to maturity and are valued at amortized cost. As of September 30, 2024 and December 31, 2023, the carrying value of the ABS I Class F Certificate was $39.1 million and $39.1 million, respectively.
The Class F Certificates that the Company purchased and retained as part of the ABS II transaction, are classified as held to maturity and are valued at amortized cost. As of September 30, 2024, the carrying value of the ABS II Class F Certificate was $39.9 million.
The table below presents the carrying value (outstanding principal balance) and estimated fair value of our debt at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$2,573,984	$2,502,753	$2,491,194	$2,365,209
The following table sets forth a summary of the Company’s held for sale assets and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2024
Real estate assets - impaired at March 31, 2024	$14,702	$—	$—	$14,702
Real estate assets - impaired at June 30, 2024	$13,287	$—	$—	$13,287
Real estate assets - impaired at September 30, 2024	$17,327	$—	$—	$17,327

7. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the nine months ended September 30, 2024. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the nine months ended September 30, 2024 and 2023, the Company issued 321,642 and 221,698 shares of Common Stock, respectively, for equity contributions of $17.3 million and $12.5 million, respectively, under the DRIP. During the three months ended September 30, 2024 and 2023, the Company issued approximately 104,007 shares and zero shares of Common Stock, respectively, for equity contributions of approximately $5.9 million and $0.0 million, respectively, under the DRIP.
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
As of September 30, 2024, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2023	569,732		$27,467
Granted	191,937		11,315
Vested	(93,353)	(2)	(4,464)
Forfeited	—		—
Outstanding September 30, 2024	668,316		$34,318

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

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
February 15, 2025	21,729
February 17, 2025	21,442
April 3, 2025	31,784
April 11, 2025	22,029
February 17, 2026	21,442
April 3, 2026	22,879
April 11, 2026	22,029
April 3, 2027	22,879
April 11, 2027	22,029
April 3, 2028	22,879
Upon successful completion of IPO*	437,195
668,316

*	Upon successful completion of an initial public offering of the Company (“IPO”), an additional 437,195 RSUs will vest immediately.
For the three months ended September 30, 2024 and 2023, the Company recognized approximately $1.5 million and $1.3 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $4.4 million and $3.4 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2024, total unrecognized compensation expense on RSUs was approximately $11.6 million, and the expense is expected to be recognized over a weighted average vesting period of 1.4 years.
Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with a target of 63,452 performance shares. Vesting of the performance shares is based on the achievement of annual Portfolio growth, annual growth of rehabilitations of properties in the Portfolio, net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. If the performance metrics are achieved, the performance shares based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio vest 25% ratably over four years and the performance shares based on the achievement of net operating income growth over the next three years and core funds from operations per share growth over the next three years vest 50% ratably over two years. As of September 30, 2024, it was determined that 23,794 performance shares were earned by executives of the Manager based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. Any unvested performance share granted to an employee is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock.
As of September 30, 2024, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares	Value (1)
Outstanding December 31, 2023	23,794	$1,433
Earned	—	—
Vested	—	—
Forfeited	—	—
Outstanding September 30, 2024	23,794	$1,433

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
23,794
Series B Preferred Stock

On July 31, 2023, the Company issued 2,548,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and collectively with the 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), the “Preferred Stock”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). Beginning on the day after the fourth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 10.00% per annum; beginning on the day after the fifth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 11.00% per annum; and beginning on the day after the sixth anniversary of the original issuance date and each anniversary thereafter, the Series B Preferred Stock dividend rate will increase an additional 2.00% per annum, with a maximum Series B Preferred Stock dividend rate of 17.00% per annum. The dividend rate will also increase upon the occurrence of certain default circumstances, as defined in the Articles Supplementary setting forth the terms of the Series B Preferred Stock. The Company has the option to redeem, in whole or in part, the Series B Preferred Stock at any time, from time to time, subject to certain redemption premiums if redeemed prior to the second anniversary of the original issuance date. The Company currently intends to exercise its option to redeem all of the outstanding Series B Preferred Stock on or prior to the fourth anniversary of the original issuance date. With respect to priority of payment of dividends, the Series B Preferred Stock ranks senior to all classes of Common Stock, and the Series B Preferred Stock and Series A Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share plus any accrued and unpaid distributions (whether or not declared), after payment of the Company's debts and other liabilities. An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. The Ohio State Life Insurance Company, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and Bridge Facility III and fund a $20.0 million reserve with KeyBank.

8. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2023	$251,503
Net loss attributable to redeemable noncontrolling interests in the OP	(20,820)
Contributions by redeemable noncontrolling interests in the OP	4,975
Distributions to redeemable noncontrolling interests in the OP	(7,942)
Redemptions by redeemable noncontrolling interests in the OP	(457)
Equity-based compensation	10,758
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(2,707)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	25,549
Redeemable noncontrolling interests in the OP, September 30, 2024	$260,859
As of September 30, 2024, the Company held 20,058,716 Class A OP Units, NREO held 2,814,063 Class B OP Units, NRESF held 94,790 Class C OP Units, GAF REIT held 149,588 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,645,961 Class C OP Units. As of September 30, 2024, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.
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
As of September 30, 2024, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2023	893,733	$47,438
Granted	—	—
Vested	(78,423)	(3,295)
Forfeited	—	—
Outstanding September 30, 2024	815,310	$44,143

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
815,310
*Upon successful completion of an IPO, or an earlier change in control with respect to awards held by certain key executives, an additional 229,238 PI Units will vest immediately instead of vesting ratably according to the schedule above.
For the nine months ended September 30, 2024 and 2023, the OP recognized approximately $10.8 million and $4.9 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of September 30, 2024, total unrecognized compensation expense on PI Units was approximately $20.9 million, and the expense is expected to be recognized over a weighted average vesting period of 1.7 years.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
March 31, 2024	25,132,484	4,559,801	29,692,285
June 30, 2024	25,252,565	4,689,964	29,942,529
September 30, 2024	25,339,388	4,704,401	30,043,789
Redeemable Noncontrolling Interests in Consolidated VIEs
As of September 30, 2024, approximately 4,850,048 limited partnership units of SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2023	$105,018
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(19,997)
Contributions by redeemable noncontrolling interests in consolidated VIEs	3,987
Distributions to redeemable noncontrolling interests in consolidated VIEs	(3,987)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	14,793
Redeemable noncontrolling interests in consolidated VIEs, September 30, 2024	$99,814
Noncontrolling Interests in Consolidated VIEs
The following table presents the capital contributions, distributions, and profits and losses allocated to Class A common stock, par value $0.01 per share of NexPoint Homes (the “NexPoint Homes Class A Shares”) and NexPoint Homes Class I common stock, par value $0.01 (the “NexPoint Homes Class I shares,” collectively with the NexPoint Homes Class A Shares, the “NexPoint Homes Shares”) not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2023	$11,742
Net loss attributable to noncontrolling interests in consolidated VIEs	(2,754)
Contributions by noncontrolling interests in consolidated VIEs	952
Distributions to noncontrolling interests in consolidated VIEs	(680)
Redemptions by noncontrolling interests in consolidated VIEs	(210)
Noncontrolling interests in consolidated VIEs, September 30, 2024	$9,050

9. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of September 30, 2024. The Series A Preferred Stock has a redemption value of $25.00 per share and will be redeemed on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.
The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2023	5,000,000	$122,225
Repurchase of Redeemable Series A Preferred stock	(4,000)	(61)
Issuance costs related to Redeemable Series A Preferred stock	—	(25)
Net income attributable to Redeemable Series A Preferred stockholders	—	6,091
Dividends declared to Redeemable Series A Preferred stockholders	—	(6,091)
Accretion to redemption value	—	169
Redeemable Series A Preferred stock, September 30, 2024	4,996,000	$122,308

10. Related Party Transactions
VineBrook Advisory Fee
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
For the three months ended September 30, 2024 and 2023, the Company incurred advisory fees of approximately $4.4 million and $5.6 million, respectively, in the VineBrook reportable segment which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024 and 2023, the Company incurred advisory fees of approximately $13.0 million and $16.3 million, respectively, in the VineBrook reportable segment which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss).
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
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager could earn in any fiscal year were capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees could not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Common Stock and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap were payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceeded the Manager Cash Cap were rebated back to the OP. No Manager Cash Cap rebate was recorded for the nine months ended September 30, 2024 and 2023.
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
As of the date of the Internalization, approximately $2.1 million was due to the Manager, net of receivables due from the Manager, which was settled as an intercompany transaction following the consolidation of the Manager on August 3, 2023. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location on Financial Statements	2024 (1)	2023	2024 (1)	2023
Fees Incurred
Property management fees	Statement of Operations	$—	$1,182	$—	$10,326
Acquisition fees	Balance Sheet	—	—	—	4
Construction supervision fees	Balance Sheet	—	311	—	7,590

Reimbursements
Payroll and benefits	Balance Sheet and Statement of Operations	—	2,908	—	23,339
Other reimbursements	Balance Sheet and Statement of Operations	—	210	—	1,600
Totals		$—	$4,611	$—	$42,859

(1)	Following the Internalization of the Manager on August 3, 2023, the Manager became a consolidated entity and as such activity following that date is excluded from the table above.
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
Series B Preferred Offering
The Ohio State Life Insurance Company, an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership, purchased shares of Series B Preferred Stock in the Series B Preferred Offering (See Note 7).
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

NexBank
The Company and the OP maintain bank accounts with NexBank. NexBank charges no recurring maintenance fees on the accounts. As of September 30, 2024, in the VineBrook reportable segment, the Company and OP had approximately less than $0.1 million and less than $0.1 million, respectively, in cash at NexBank. As of September 30, 2024, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately $0.1 million and $0.6 million, respectively, in cash at NexBank. As of December 31, 2023, in the VineBrook reportable segment, the Company and OP had approximately $0.1 million and less than $0.1 million, respectively, in cash at NexBank. As of December 31, 2023, in the NexPoint Homes reportable segment, NexPoint Homes and the SFR OP had approximately $0.1 million and $0.1 million, respectively, in cash at NexBank.
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
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of September 30, 2024, these affiliates had contributed approximately $120.1 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of September 30, 2024, the total principal outstanding on the SFR OP Convertible Notes was approximately $102.6 million (which exclude amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation) which is included in notes payable on the consolidated balance sheets. For the nine months ended September 30, 2024, the SFR OP recorded approximately $5.8 million of interest expense related to the SFR OP Convertible Notes. As of September 30, 2024, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
The Company consolidates an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations LLC (the “HomeSource Investment”). The HomeSource Note and the HomeSource Investment are included in prepaid and other assets on the consolidated balance sheet, in addition to approximately $1.0 million of amounts due from HomeSource for interest on the HomeSource Note and routine funding is included in accounts and other receivables on the consolidated balance sheet.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three and nine months ended September 30, 2024, NexPoint Homes incurred advisory fees of approximately $0.9 million and $2.7 million, respectively, in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2024, NexPoint Homes has $5.5 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
Prior to September 19, 2024, the NexPoint Homes Portfolio was generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager”), pursuant to the terms of a management agreement between the SFR OP and the NexPoint Homes Manager dated June 8, 2022 (the “NexPoint Homes Management Agreement”). In July 2024, the NexPoint Homes Manager notified the SFR OP that the NexPoint Homes Manager intended to cease business operations. On August 8, 2024, the SFR OP provided notice to the NexPoint Homes Manager of breaches by the NexPoint Homes Manager, which the NexPoint Homes Manager failed to cure since it ceased business operations, that entitled the SFR OP to terminate the NexPoint Homes Management Agreement. On September 19, 2024, certain subsidiaries of the SFR OP entered into property management agreements with Mynd Management, Inc. (“Mynd”) to manage the NexPoint Homes Portfolio (the “Mynd Management Agreements”). Mynd is now responsible for the day-to-day management of the NexPoint Homes Portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. Under the Mynd Management Agreements, Mynd is entitled to a property management fee, an asset management services fee, a disposition fee and a construction management fee, in addition to leasing, onboarding and certain inspection fees. The fees are generally paid monthly in arrears.
During the three and nine months ended September 30, 2024, approximately $0.7 million and $3.1 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement during the three and nine months ended September 30, 2024, respectively. Related to the fees earned by the NexPoint Homes Manager, approximately $0.7 million and $2.9 million were expensed for the three and nine months ended September 30, 2024, respectively, and less than $0.1 million and $0.2 million were capitalized to the property basis based on the nature of the fee for the three and nine months ended September 30, 2024, respectively.
During the three and nine months ended September 30, 2024, less than $0.1 million and less than $0.1 million in fees were earned, respectively, by Mynd in connection with the Mynd Management Agreements. Related to the fees earned by Mynd, less than $0.1 million and less than $0.1 million were expensed for the three and nine months ended September 30, 2024, respectively, and $0 and $0 were capitalized to the property basis based on the nature of the fee for the three and nine months ended September 30, 2024, respectively.
Preferred Equity Investments
During the three months ended September 30, 2024, the OP purchased preferred equity units in Resmark Forney Gateway Holdings, LLC (“RFGH”) and Resmark The Brook Holdings, LLC (“RTB”) from NexPoint Real Estate Finance, Inc. (“NREF”). The parent of the NREF external manager is the parent of the Adviser. On July 18, 2024, July 29, 2024, and September 4, 2024, the OP purchased preferred equity units of RFGH from NREF for approximately $2.8 million, $3.0 million and $2.0 million, respectively. On July 18, 2024, July 29, 2024 and September 4, 2024, the OP purchased preferred equity units of RTB from NREF for $2.8 million, $3.0 million and $2.0 million, respectively. These preferred equity investments yield 11% interest paid in-kind. The total cost basis and accrued interest of $15.9 million of these preferred equity investments as of September 30, 2024 are included in prepaid and other assets on the Company’s consolidated balance sheets.
SFR OP Note Payable III
On July 10, 2024, the SFR OP as borrower entered into a promissory note with NREF as lender (the “SFR OP Note Payable III”) with a total commitment of $5.0 million. The SFR OP Note Payable III matures on July 10, 2025 and bears interest at a fixed rate of 15%. As of September 30, 2024, there was no amount drawn on the SFR OP Note Payable III. The SFR OP drew on the note subsequent to September 30, 2024 (see Note 14).

11. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource Operations, LLC (“HomeSource”) in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NexPoint Real Estate Advisors, L.P. (“NREA”) received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of approximately $16.0 million, inclusive of costs and pre-judgment interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 11, 2024, the Southern District of New York issued its judgment confirming the Award. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration (“Texas Litigation”). The Company is not a defendant in the Texas Litigation, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. On September 30, 2024, Whelan filed a motion to add NexPoint Homes Trust, Inc., NexPoint SFR Operating Partnership, LP, and NexPoint SFR OP GP, LLC as parties to the Texas Litigation. As of this filing, the Texas state court has not ruled on the request to add those parties. Given the ongoing nature of the Texas Litigation, the Company is unable to assess a likely outcome or potential liability at the time. During the three months ended September 30, 2024, the NexPoint Homes Manager notified the SFR OP that the NexPoint Homes Manager would cease business operations in September 2024. The SFR OP has transitioned property management of the NexPoint Homes Portfolio to Mynd, as discussed in Note 10.
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

12. Segment Information
Reportable Segments
Following the formation of NexPoint Homes, the Company has two reportable segments. For the three and nine months ended September 30, 2024 and 2023, all corporate related costs are included in the VineBrook segment to align with how financial information is presented to the chief operating decision maker. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended September 30,
	2024				2023
	Revenues	Expenses	Other income and expenses	Net loss	Revenues	Expenses	Other income and expenses	Net loss
VineBrook	$80,130	$115,650	$(683)	$(36,203)	$76,357	$104,392	$(35,711)	$(63,746)
NexPoint Homes	10,526	21,468	(8,946)	(19,888)	12,378	20,771	(215)	(8,608)
Total Company	$90,656	$137,118	$(9,629)	$(56,091)	$88,735	$125,163	$(35,926)	$(72,354)

	For the Nine Months Ended September 30,
	2024				2023
	Revenues	Expenses	Other income and expenses	Net loss	Revenues	Expenses	Other income and expenses	Net loss
VineBrook	$238,412	$327,032	$(3,331)	$(91,951)	$226,742	$305,671	$(107,964)	$(186,893)
NexPoint Homes	34,274	66,164	(14,957)	(46,847)	36,741	63,297	(274)	(26,830)
Total Company	$272,686	$393,196	$(18,288)	$(138,798)	$263,483	$368,968	$(108,238)	$(213,723)

The following presents select balance sheet data for the reportable segments (in thousands):

	As of September 30, 2024			As of December 31, 2023
	VineBrook	NexPoint Homes	Total Company	VineBrook	NexPoint Homes	Total Company
Assets
Gross operating real estate investments	$2,657,783	$675,685	$3,333,468	$2,671,621	$761,195	$3,432,816
Accumulated depreciation and amortization	(299,078)	(58,978)	(358,056)	(233,694)	(41,840)	(275,534)
Net operating real estate investments	2,358,705	616,707	2,975,412	2,437,927	719,355	3,157,282
Real estate held for sale, net	15,261	24,454	39,715	54,615	—	54,615
Net real estate investments	2,373,966	641,161	3,015,127	2,492,542	719,355	3,211,897
Other assets	251,160	31,446	282,606	211,512	29,931	241,443
Total assets	$2,625,126	$672,607	$3,297,733	$2,704,054	$749,286	$3,453,340

Liabilities
Debt payable, net	$1,926,997	$530,697	$2,457,694	$1,858,946	$574,728	$2,433,674
Other liabilities	107,672	40,723	148,395	115,330	29,377	144,707
Total liabilities	$2,034,669	$571,420	$2,606,089	$1,974,276	$604,105	$2,578,381

13. Internalization of the Manager
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into the Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of sending the notice (“Call Right Notice”) to the Manager notifying the Manager of its intention to exercise its right to purchase all of the equity interests of the Manager, the fee in connection with the Internalization (the “Internalization Fee”) the Company paid to acquire the Manager was $21.9 million, prior to closing adjustments, which was fixed based on May 31, 2022 data. The Internalization Fee was paid in a combination of cash and OP Units. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.
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
Debt Paydowns
Subsequent to September 30, 2024, NexPoint Homes paid down approximately $7.0 million on the NexPoint Homes KeyBank Facility. Approximately $10.0 million remained outstanding on the NexPoint Homes KeyBank Facility as of October 31, 2024.
Common and Preferred Dividends
On October 21, 2024, the Company approved a Common Stock dividend of $0.5301 per share for shareholders of record as of October 21, 2024 that was paid as of October 23, 2024.
On October 28, 2024, the Company approved a Series A Preferred Stock dividend of $0.40625 per share for shareholders of record as of December 24, 2024 that is to be paid on January 10, 2025.
On October 28, 2024, the Company approved a Series B Preferred Stock dividend of $0.59375 per share for shareholders of record as of December 26, 2024 that is to be paid on January 10, 2025.
Dispositions
Subsequent to September 30, 2024, the Company disposed of 23 homes in the VineBrook reportable segment that were classified as held for sale as of September 30, 2024 for net proceeds of approximately $2.6 million.
Homes Classified as Held For Sale Subsequent to September 30, 2024
Subsequent to September 30, 2024, the Company moved 81 homes in the VineBrook reportable segment to held for sale and as of October 31, 2024, 224 homes in total were classified as held for sale.
SFR OP Note Payable III Draw
Subsequent to September 30, 2024, the SFR OP drew $2.0 million on the SFR OP Note Payable III. As of September 30, 2024, the outstanding balance of the SFR OP Note Payable III is $2.0 million.
Hurricane Milton
During October 2024, Hurricane Milton hit Florida. The VineBrook Portfolio saw minimal damage related to Hurricane Milton in its only Florida market, Pensacola. The NexPoint Homes Portfolio only has one home affected with minimal damage to the roof by Hurricane Milton. Given the recency of this event, the Company is still assessing the impact of Hurricane Milton on its Portfolio. The Company has not recognized a loss for the damage as the amount of the loss, or a range of possible losses, cannot be reasonably estimated at this time. The Company will recognize a loss when it has sufficient information to make a reasonable estimate of the loss or range of the loss.
NAV Determination
On November 1, 2024, in accordance with the Valuation Methodology, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $55.45 as of September 30, 2024. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

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
Overview
The Company is an owner and operator of SFR homes for lease. The Company’s primary investment objectives are to provide our residents with affordable, safe, clean and functional dwellings with a high level of service through institutional management and a renovation program on the homes purchased, while enhancing the cash flow and value of properties owned. We intend to acquire properties with cash flow growth potential, provide quarterly cash distributions and achieve long-term capital appreciation for our stockholders. The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 20,959 homes as of September 30, 2024 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook reportable segment is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes reportable segment is a reportable segment added during 2022 comprised of 2,343 homes as of September 30, 2024 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes reportable segment is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook reportable segment. As of September 30, 2024, we, through our OP and its consolidated subsidiaries, owned and operated 23,302 SFR homes located in 20 states.
As of September 30, 2024, our VineBrook Portfolio consisted of 20,959 SFR homes primarily located in the midwestern, heartland and southeastern United States. As of September 30, 2024, the VineBrook Portfolio had occupancy of approximately 95.4% with a weighted average monthly effective rent of $1,279 per occupied home. As of September 30, 2024, the VineBrook Portfolio had a stabilized occupancy of approximately 94.9% with a weighted average monthly stabilized effective rent of $1,293 per occupied home and 25.9% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, purchased with residents in place or were classified as held for sale. Substantially all of the Company’s business is conducted through the OP, as the Company owns its homes indirectly through the OP. VineBrook Homes OP GP, LLC, is the OP GP. As of September 30, 2024, there were 24,763,117 OP Units outstanding, of which 20,058,716 Class A OP Units, or 81.0% of the OP Units outstanding, were owned by the Company. Please see Note 8 to the consolidated financial statements for the breakdown of the non-controlling ownership of our OP.
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
On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”). On October 15, 2021, a lawsuit was filed by a litigation subtrust formed in connection with the Highland Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas against various persons and entities, including NexPoint Advisors, L.P. (“NexPoint”), the parent of our Adviser, and James Dondero (the “Bankruptcy Trust Lawsuit”). On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Whelan and HomeSource entered into the HomeSource Letter Agreement in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource. Whelan alleges that it is entitled to compensation as a result of the formation of NexPoint Homes. On October 12, 2022, NREA received notice that Whelan had filed an arbitration proceeding against HomeSource and NREA before a FINRA arbitration panel. FINRA notified NREA that it was not subject to the arbitration provision contained in the HomeSource Letter Agreement, and NREA declined to voluntarily submit to the jurisdiction of the FINRA tribunal. On November 30, 2023, the tribunal issued an award in favor of Whelan and against HomeSource in the amount of $16.0 million, inclusive of costs and pre-judgment interest. On January 10, 2024, Whelan initiated proceedings in the Southern District of New York to confirm the award in the form of a judgment against HomeSource. On September 11, 2024, the Southern District of New York issued its judgment confirming the Award. On September 8, 2023, Whelan commenced a separate lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement and seeking to recover the same fees awarded to Whelan against HomeSource in the arbitration. The Company is not a defendant in the Texas Litigation, and neither it, nor the Adviser, nor NREA is party to the HomeSource Letter Agreement. On September 30, 2024, Whelan filed a motion to add NexPoint Homes Trust, Inc., NexPoint SFR Operating Partnership, LP, and NexPoint SFR OP GP, LLC as parties to the Texas Litigation. As of this filing, the Texas state court has not ruled on the request to add those parties. Given the ongoing nature of the Texas Litigation, the Company is unable to assess a likely outcome or potential liability at the time. During the three months ended September 30, 2024, the NexPoint Homes Manager notified the SFR OP that the NexPoint Homes Manager would cease business operations in September 2024. The SFR OP has transitioned property management to Mynd, as discussed in Note 10.

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
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million. The OP purchased and retained the Class F Certificates for risk-retention purposes, totaling $39.1 million. The weighted average interest rate of the Regular Certificates (as defined below) is 4.7500%. At closing, 2,776 homes were included in the VINE 2023-SFR1 securitization’s collateral pool and as of September 30, 2024, the ABS I Loan is collateralized by 2,763 SFR homes (see Note 5 to our consolidated financial statements).
Asset Backed Securitization II
On February 29, 2024, the OP completed ABS II, comprised of seven components (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. For risk retention purposes, the OP purchased and retained the Class F Component, totaling $39.9 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.5000%. The ABS II Loan is collateralized by 2,459 SFR homes, and as of September 30, 2024, approximately 10.55% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into six tranches, all of which accrue interest at 4.6495% and have a maturity date of March 9, 2029.
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

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio, which only includes homes in the VineBrook reportable segment. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of September 30, 2024 and 2023, the VineBrook Portfolio consisted of 20,959 and 23,147 homes, respectively, in 18 states. As of September 30, 2024 and 2023, the VineBrook Portfolio had an occupancy of 95.4% and 95.2%, respectively, and a weighted average monthly effective rent of $1,279 and $1,230, respectively, per occupied home. As of September 30, 2024 and 2023, the occupancy of stabilized homes in our VineBrook Portfolio was 94.9% and 95.0%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,293 and $1,250, respectively. As of September 30, 2024 and 2023, 25.9% and 36.9%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of September 30, 2024.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,908	96.7%	$1,324	2,386	96.4%	$1,346
Dayton	OH	2,719	95.7%	1,254	2,551	95.7%	1,249
Columbus	OH	1,635	95.0%	1,301	1,492	94.8%	1,303
St. Louis	MO	1,807	94.1%	1,180	1,134	92.9%	1,201
Indianapolis	IN	1,404	94.1%	1,290	1,072	93.4%	1,311
Birmingham	AL	1,044	95.5%	1,273	627	93.8%	1,275
Columbia	SC	957	94.1%	1,396	566	91.3%	1,428
Kansas City	MO, KS	1,094	95.2%	1,316	806	94.4%	1,320
Jackson	MS	812	95.7%	1,243	652	95.1%	1,250
Memphis	TN, MS	1,336	94.4%	1,072	878	93.5%	1,094
Augusta	GA, SC	654	96.0%	1,212	437	95.4%	1,274
Milwaukee	WI	772	96.4%	1,308	550	95.3%	1,369
Atlanta	GA	686	95.3%	1,618	269	92.6%	1,691
Pittsburgh	PA	351	96.9%	1,150	268	96.6%	1,180
Pensacola	FL	300	97.0%	1,463	197	95.9%	1,485
Greenville	SC	383	95.3%	1,337	264	95.1%	1,392
Little Rock	AR	260	96.5%	1,062	243	96.3%	1,066
Huntsville	AL	274	94.9%	1,389	191	94.2%	1,417
Raeford	NC	250	95.2%	1,257	145	94.5%	1,304
Portales	NM	350	94.6%	1,180	137	96.4%	1,220
Omaha	NE, IA	275	98.9%	1,318	255	98.8%	1,329
Triad	NC	221	96.8%	1,440	172	97.1%	1,469
Montgomery	AL	300	93.7%	1,259	244	92.6%	1,275
Charleston	SC	1	100.0%	1,745	—	n/a	n/a
Sub-Total/Average		20,793	95.4%	$1,279	15,536	94.9%	$1,293
Held for Sale		166	n/a	n/a	n/a	n/a	n/a
Total/Average		20,959	95.4%	$1,279	15,536	94.9%	$1,293
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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of SFR homes for lease. As of September 30, 2024, the NexPoint Homes Portfolio consisted of 2,343 SFR homes primarily located in the midwestern and southeastern United States. As of September 30, 2024, NexPoint Homes had occupancy of approximately 92.4% with a weighted average monthly effective rent of $1,713 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating SFR homes as rental properties. For the NexPoint Homes reportable segment, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. As of September 30, 2024, the number of stabilized homes in the NexPoint Homes Portfolio was 2,158, the occupancy of stabilized homes was 97.8%, and the weighted average monthly effective rent of stabilized occupied homes was $1,713.
The table below provides summary information regarding the NexPoint Homes Portfolio as of September 30, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	205	90.2%	$2,017	197	93.9%	$2,005
Birmingham	AL	126	97.6%	1,598	124	99.2%	1,561
Charlotte	NC	63	95.2%	1,927	61	98.4%	1,932
Dallas/Ft Worth	TX	51	98.0%	2,286	50	100.0%	2,286
Fayetteville	AR	363	92.3%	1,637	352	95.2%	1,632
Huntsville	AL	71	93.0%	1,878	69	95.7%	1,878
Kansas City	MO, KS	146	89.7%	1,902	138	94.9%	1,902
Little Rock	AR	210	94.3%	1,430	206	96.1%	1,430
Memphis	TN, MS	95	92.6%	1,618	90	97.8%	1,506
Oklahoma City	OK	370	94.1%	1,695	363	95.9%	1,681
San Antonio	TX	199	87.4%	1,725	184	94.6%	1,725
Tulsa	OK	162	92.0%	1,652	155	96.1%	1,630
Other (1)	AL,FL,KS,TX	177	91.0%	1,805	169	95.3%	1,805
Sub-Total/Average		2,238	92.4%	$1,713	2,158	97.8%	$1,713
Held for Sale		105	n/a	n/a	n/a	n/a	n/a
Total/Average		2,343	92.4%	$1,713	2,158	97.8%	$1,713

(1)	Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.
The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	89.6%	$1,997	192	98.4%	$2,025
Birmingham	AL	133	93.2%	1,590	125	99.2%	1,601
Charlotte	NC	68	62.6%	1,940	63	100.0%	1,940
Dallas/Ft Worth	TX	51	92.2%	2,268	47	100.0%	2,268
Fayetteville	AR	440	88.9%	1,630	403	97.0%	1,682
Huntsville	AL	71	90.1%	1,894	64	100.0%	1,894
Kansas City	MO, KS	146	96.6%	1,862	141	100.0%	1,892
Little Rock	AR	210	91.0%	1,421	192	99.5%	1,429
Memphis	TN, MS	158	93.0%	1,513	152	96.7%	1,562
Oklahoma City	OK	514	88.3%	1,676	461	98.5%	1,703
San Antonio	TX	199	88.9%	1,742	181	97.8%	1,781
Triad	NC	50	88.0%	1,767	45	97.8%	1,803
Tulsa	OK	176	91.5%	1,632	161	100.0%	1,632
Other (1)	AL,FL,KS,TX	142	80.3%	1,851	114	100.0%	1,851
Sub-Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734

(1)	Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.
The following table sets forth a summary of operating results for the NexPoint Homes reportable segment for the three and nine months ended September 30, 2024 (in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Total revenues	$10,526	$34,274
Total expenses	21,468	66,164
Net loss	(19,888)	(46,847)
The NexPoint Homes reportable segment began operations on June 8, 2022. The Company will continue to evaluate whether the entity is a variable interest entity (a “VIE”) and if the Company is the primary beneficiary of the VIE and should consolidate the entity.

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
Investment income. Investment income includes income from the loan from the SFR OP to HomeSource Operations, LLC (the “HomeSource Note”), interest income from the retained ABS II certificates and interest income from preferred equity investments. See Notes 5, 6 and 10 to our consolidated financial statements.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements, which primarily includes forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.
Internalization Costs. Internalization costs relate to the Internalization of the Manager on August 3, 2023, when the OP acquired all of the outstanding equity interests in the Manager. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. See Note 13 to our consolidated financial statements.

Consolidated Results of Operations for the Three Months Ended September 30, 2024 and 2023
The three months ended September 30, 2024 compared to the three months ended September 30, 2023
The following table sets forth a summary of our consolidated operating results for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Total revenues	$90,656	$88,735	$1,921
Total expenses	(137,118)	(125,163)	(11,955)
Loss on extinguishment of debt	(114)	(164)	50
Loss on sales and impairment of real estate, net	(10,652)	(34,654)	24,002
Investment income	882	101	781
Change in unrealized gain (loss) on investments	255	—	255
Loss on forfeited deposits	—	(292)	292
Internalization costs	—	(917)	917
Net loss	(56,091)	(72,354)	16,263
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,023	2,207	(184)
Net loss attributable to redeemable noncontrolling interests in the OP	(8,413)	(10,853)	2,440
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(8,482)	(3,684)	(4,798)
Net loss attributable to noncontrolling interests in consolidated VIEs	(940)	(565)	(375)
Net loss attributable to stockholders	$(40,279)	$(59,459)	$19,180
The change in our net loss between the periods primarily relates to an increase in rental income and investment income and decreases in property management fees, common area maintenance costs and loss on sales and impairment of real estate, partially offset by an increase in property operating expenses, interest expenses and general and administrative expenses.
Revenues
Rental income. Rental income was $88.6 million for the three months ended September 30, 2024 compared to $87.2 million for the three months ended September 30, 2023, which was an increase of $1.4 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $2.1 million for the three months ended September 30, 2024 compared to $1.5 million for the three months ended September 30, 2023, which was an increase of $0.6 million. The increase between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $19.9 million for the three months ended September 30, 2024 compared to $20.9 million for the three months ended September 30, 2023, which was a decrease of $1.0 million. The decrease between the periods was primarily due to a decrease in turnover, utilities, and maintenance costs in the three months ended September 30, 2024 associated with the growth in stabilized homes. For the three months ended September 30, 2024 and 2023, turn costs represented approximately 22% and 15%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $16.7 million for the three months ended September 30, 2024 compared to $16.9 million for the three months ended September 30, 2023, which was a decrease of $0.2 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by increases in real estate tax assessments as a result of increases in property valuations.
Property management fees. Property management fees were $0.2 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023, which was a decrease of $1.7 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $5.2 million for the three months ended September 30, 2024 compared to $5.6 million for the three months ended September 30, 2023, which was a decrease of $0.4 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook reportable segment.
General and administrative expenses. General and administrative expenses were $21.4 million for the three months ended September 30, 2024 compared to $13.9 million for the three months ended September 30, 2023, which was an increase of $7.5 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and payroll costs once we internalized the Manager in August 2023.
Depreciation and amortization. Depreciation and amortization costs were $31.4 million for the three months ended September 30, 2024 compared to $31.6 million for the three months ended September 30, 2023, which was a decrease of $0.2 million. The decrease between the periods was primarily due to the disposition of homes over the past year partially offset by the increase in depreciation on capitalized costs.
Interest expense. Interest expense was $42.4 million for the three months ended September 30, 2024 compared to $34.3 million for the three months ended September 30, 2023, which was an increase of $8.1 million. The increase between the periods was primarily due to an increase in non-cash discount amortization and an increase in non-cash interest expense related to derivatives not designated as hedging instrument, partially offset by a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Gross interest cost	$42,972	$35,212	$7,760
Capitalized interest	(604)	(920)	316
Total	$42,368	$34,292	$8,076
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.1 million for the three months ended September 30, 2024 compared to $0.2 million for the three months ended September 30, 2023, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity for the three months ended September 30, 2024.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $10.7 million for the three months ended September 30, 2024 compared to $34.7 million for the three months ended September 30, 2023, which was a decrease of $23.9 million. The decrease between the periods was primarily due to a decrease in impairment charges on held for sale assets and a decrease in disposition activity in the three months ended September 30, 2024. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.9 million for the three months ended September 30, 2024 compared to $0.1 million for the three months ended September 30, 2023, which was an increase of $0.8 million. The increase between the periods was primarily due to interest income from the HomeSource Note and interest income from and tax refunds related to the asset-backed securitization certificates and preferred equity investments.
Loss on forfeited deposits. Loss on forfeited deposits was less than $0.1 million for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023, which was a decrease of $0.3 million. The decrease between the periods was primarily due to a decrease in the termination of acquisition agreements during the three months ended September 30, 2024.
Internalization costs. Internalization costs were $0.0 for the three months ended September 30, 2024 compared to $0.9 million for the three months ended September 30, 2023, which was a decrease of $0.9 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023.
Consolidated Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
The following table sets forth a summary of our consolidated operating results for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Total revenues	$272,686	$263,483	$9,203
Total expenses	(393,196)	(368,968)	(24,228)
Loss on extinguishment of debt	(1,488)	(276)	(1,212)
Loss on sales and impairment of real estate, net	(19,773)	(65,108)	45,335
Investment income	2,973	265	2,708
Change in unrealized gain (loss) on investments	—	—	—
Loss on forfeited deposits	—	(42,202)	42,202
Internalization costs	—	(917)	917
Net loss	(138,798)	(213,723)	74,925
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	6,260	6,621	(361)
Net loss attributable to redeemable noncontrolling interests in the OP	(20,820)	(32,059)	11,239
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(19,997)	(11,691)	(8,306)
Net loss attributable to noncontrolling interests in consolidated VIEs	(2,754)	(1,566)	(1,188)
Net loss attributable to stockholders	$(101,487)	$(175,028)	$73,541
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
Revenues
Rental income. Rental income was $268.1 million for the nine months ended September 30, 2024 compared to $259.1 million for the nine months ended September 30, 2023, which was an increase of $9.0 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $4.6 million for the nine months ended September 30, 2024 compared to $4.4 million for the nine months ended September 30, 2023, which was an increase of $0.2 million. The increase between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year.
Expenses
Property operating expenses. Property operating expenses were $59.3 million for the nine months ended September 30, 2024 compared to $56.6 million for the nine months ended September 30, 2023, which was an increase of $2.7 million. The increase between the periods was primarily due to an increase in turnover and utilities, partially offset by a decrease in common area maintenance costs in the nine months ended September 30, 2024, associated with the growth in stabilized homes. For the nine months ended September 30, 2024 and 2023, turn costs represented approximately 21% and 15%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $50.9 million for the nine months ended September 30, 2024 compared to $49.0 million for the nine months ended September 30, 2023, which was an increase of $1.9 million. The increase between the periods was primarily due to increases in our real estate tax assessments as a result of increases in property valuations and property flood insurance.
Property management fees. Property management fees were $1.8 million for the nine months ended September 30, 2024 compared to $13.1 million for the nine months ended September 30, 2023, which was a decrease of $11.3 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment.
Advisory fees. Advisory fees were $15.7 million for the nine months ended September 30, 2024 compared to $16.3 million for the nine months ended September 30, 2023, which was a decrease of $0.6 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook reportable segment, partially offset by the accrual of advisory fees at the NexPoint Homes reportable segment in 2024, which had previously been partially waived for the nine months ended September 30, 2023.
General and administrative expenses. General and administrative expenses were $60.6 million for the nine months ended September 30, 2024 compared to $36.4 million for the nine months ended September 30, 2023, which was an increase of $24.2 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and payroll costs once we internalized the Manager in August 2023.
Depreciation and amortization. Depreciation and amortization costs were $94.8 million for the nine months ended September 30, 2024 compared to $96.5 million for the nine months ended September 30, 2023, which was a decrease of $1.7 million. The decrease between the periods was primarily due to the disposition of homes over the past year partially offset by the increase in depreciation on capitalized costs.
Interest expense. Interest expense was $110.0 million for the nine months ended September 30, 2024 compared to $101.1 million for the nine months ended September 30, 2023, which was an increase of $8.9 million. The increase between the periods was primarily due to an increase in non-cash discount amortization, partially offset by an increase in interest rate derivative proceeds and a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Gross interest cost	$110,867	$108,423	$2,444
Capitalized interest	(837)	(7,352)	6,515
Total	$110,030	$101,071	$8,959
Loss on extinguishment of debt. Loss on extinguishment of debt was $1.5 million for the nine months ended September 30, 2024 compared to $0.3 million for the nine months ended September 30, 2023, which was an increase of $1.2 million. The increase between the periods was primarily due to an increase in prepayment fees from debt extinguishment related to pay downs on existing debt for the nine months ended September 30, 2024.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $19.8 million for the nine months ended September 30, 2024 compared to $65.1 million for the nine months ended September 30, 2023, which was a decrease of $45.3 million. The decrease between the periods was primarily due to a decrease in impairment charges on held for sale assets and a decrease in disposition activity in the nine months ended September 30, 2024. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $3.0 million for the nine months ended September 30, 2024 compared to $0.3 million for the nine months ended September 30, 2023, which was an increase of $2.7 million. The increase between the periods was primarily due to interest income from the HomeSource Note and interest income from and tax refunds related to the asset-backed securitization certificates.
Loss on forfeited deposits. Loss on forfeited deposits was less than $0.1 million for the nine months ended September 30, 2024 compared to $42.2 million loss on forfeited deposits for the nine months ended September 30, 2023, which was a decrease of $42.2 million. The decrease between the periods was primarily due to a decrease in the termination of acquisition agreements during the nine months ended September 30, 2024.
Internalization costs. Internalization costs were $0.0 for the nine months ended September 30, 2024 compared to $0.9 million for the nine months ended September 30, 2023, which was a decrease of $0.9 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) changes in unrealized gains or losses on investments, (8) loss on forfeited deposits, (9) Internalization costs and (10) other gains and losses that are specific to us, including loss on extinguishment of debt. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. General and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties and represent expenses such as legal, professional, centralized technology support and accounting functions and other expenses associated with our corporate and administrative functions. Investment income and changes in unrealized gains or losses on investments are eliminated because they do not reflect the ongoing operating activity performed at the properties. Losses on forfeited deposits and Internalization costs are excluded because of the infrequent and unusual nature of this activity. Gains or losses on extinguished debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes general and administrative expenses, interest expense, Internalization costs, miscellaneous gains or losses, which include casualty gains or losses and other nonrecurring items, advisory fees, depreciation and amortization expense, gains or losses from the sale of properties, investment income, and other gains and losses, including loss on extinguishment of debt as determined under GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our consolidated NOI for the three and nine months ended September 30, 2024 and 2023 to net (loss)/income, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(56,091)	$(72,354)	$(138,798)	$(213,723)
Adjustments to reconcile net loss to NOI:
Advisory fees	5,218	5,637	15,664	16,285
General and administrative expenses	21,374	13,860	60,631	36,385
Depreciation and amortization	31,354	31,610	94,788	96,530
Interest expense	42,368	34,292	110,030	101,071
Loss on extinguishment of debt	114	164	1,488	276
Loss on sales and impairment of real estate, net	10,652	34,654	19,773	65,108
Investment income	(882)	(101)	(2,973)	(265)
Loss on forfeited deposits	—	292	—	42,202
Change in unrealized gain (loss) on investments	(255)	—	—	—
Internalization costs	—	917	—	917
NOI	$53,852	$48,971	$160,603	$144,786
The following tables, which have not been adjusted for the effects of NCI, reconcile our NOI for each of our segments for the three and nine months ended September 30, 2024 and 2023 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(36,203)	$(19,888)	$(56,091)	$(91,951)	$(46,847)	$(138,798)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,355	863	5,218	12,988	2,676	15,664
General and administrative expenses	18,582	2,792	21,374	57,135	3,495	60,630
Depreciation and amortization	24,013	7,341	31,354	72,029	22,759	94,788
Interest expense	34,287	8,081	42,368	85,699	24,332	110,031
Loss on extinguishment of debt	114	—	114	1,488	—	1,488
Loss on sales and impairment of real estate, net	1,616	9,036	10,652	4,547	15,226	19,773
Investment income	(792)	(90)	(882)	(2,704)	(269)	(2,973)
Loss on forfeited deposits	—	—	—	—	—	—
Change in unrealized gain (loss) on investments	(255)	—	(255)	—	—	—
Internalization costs	—	—	—	—	—	—
NOI	$45,717	$8,135	$53,852	$139,231	$21,372	$160,603

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss	$(63,746)	$(8,608)	$(72,354)	$(186,893)	$(26,830)	$(213,723)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,711	926	5,637	14,445	1,840	16,285
General and administrative expenses	14,834	(974)	13,860	34,115	2,270	36,385
Depreciation and amortization	24,208	7,402	31,610	74,405	22,125	96,530
Interest expense	25,761	8,531	34,292	76,899	24,172	101,071
Loss on extinguishment of debt	164	—	164	276	—	276
Loss on sales and impairment of real estate, net	34,642	12	34,654	64,873	235	65,108
Investment income	(12)	(89)	(101)	(12)	(253)	(265)
Loss on forfeited deposits	—	292	292	41,910	292	42,202
Change in unrealized gain (loss) on investments	—	—	—	—	—	—
Internalization costs	$917	$—	$917	$917	$—	$917
NOI	$41,479	$7,492	$48,971	$120,935	$23,851	$144,786

Net Operating Income for Our Same Home and Non-Same Home Properties for the Three Months Ended September 30, 2024 and 2023
There are 11,919 homes in our 2024 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended September 30, 2024 and September 30, 2023 were stabilized by October 1, 2022 and held through September 30, 2024. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2024 and 2023 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Same Home
Rental income (1)	$42,960	$40,168	$2,792	7.0%
Other income (1)	576	504	72	14.3%
Same Home revenues	43,536	40,672	2,864	7.0%
Non-Same Home
Rental income (1)	42,279	44,581	(2,302)	-5.2%
Other income (1)	1,093	219	874	399.1%
Non-Same Home revenues	43,372	44,800	(1,428)	-3.2%
Total revenues	86,908	85,472	1,436	1.7%

Operating expenses
Same Home
Property operating expenses (1)	9,588	9,526	62	0.7%
Real estate taxes and insurance	8,103	7,771	332	4.3%
Property management fees (2)	—	655	(655)	-100.0%
Same Home operating expenses	17,691	17,952	(261)	-1.5%
Non-Same Home
Property operating expenses (1)	6,583	8,100	(1,517)	-18.7%
Real estate taxes and insurance	8,570	9,164	(594)	-6.5%
Property management fees (2)	212	1,285	(1,073)	-83.5%
Non-Same Home operating expenses	15,365	18,549	(3,184)	-17.2%
Total operating expenses	33,056	36,501	(3,445)	-9.4%

NOI
Same Home	25,845	22,720	3,125	13.8%
Non-Same Home	28,007	26,251	1,756	6.7%
Total NOI	$53,852	$48,971	$4,881	10.0%

(1)	Presented net of resident chargebacks.
(2)	Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
Same Home Results of Operations for the Three Months Ended September 30, 2024 and 2023
As of September 30, 2024, our Same Home properties were approximately 95.0% occupied with a weighted average monthly effective rent per occupied home of $1,293. As of September 30, 2023, our Same Home properties were approximately 94.7% occupied with a weighted average monthly effective rent per occupied home of $1,215. For our Same Home properties, we recorded the following operating results for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:
Revenues
Rental income. Rental income was $43.0 million for the three months ended September 30, 2024 compared to $40.2 million for the three months ended September 30, 2023, which was an increase of approximately $2.9 million, or 7.0%. The increase is related to a 6.4% increase in the weighted average monthly effective rent per occupied home, a 42% increase in total chargebacks to residents and a 0.3% increase in occupancy.
Other income. Other income was approximately $0.6 million for the three months ended September 30, 2024 compared to approximately $0.5 million for the three months ended September 30, 2023, which was an increase of approximately $0.1 million. This increase was primarily due to the increase in overall fees charged to single family properties, which was $1.7 million in the three months ended September 30, 2024 compared to $1.6 million in the three months ended September 30, 2023.
Expenses
Property operating expenses. Property operating expenses were $9.6 million for the three months ended September 30, 2024 compared to $9.5 million for the three months ended September 30, 2023, which was an increase of approximately $0.1 million, or 0.7%. The increase is primarily related to a decrease in turnover costs of $0.1 million and an increase in utilities of $0.2 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $8.1 million for the three months ended September 30, 2024 compared to $7.8 million for the three months ended September 30, 2023, which was an increase of approximately $0.3 million, or 4.3%. The increase is primarily related to an increase in property insurance costs of $0.3 million.
Property management fees. There were no property management fees for the three months ended September 30, 2024 compared to $0.7 million for the three months ended September 30, 2023, which was a decrease of approximately $0.7 million, or 100.0%. The decrease is due to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 10 to our consolidated financial statements for further discussion of the management fee structure.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023
Same Home revenues	$43,536	$40,672
Non-Same Home revenues	43,372	44,800
Chargebacks	3,748	3,263
Total revenues	90,656	88,735

Same Home operating expenses	17,691	17,952
Non-Same Home operating expenses	15,365	18,549
Chargebacks	3,748	3,263
Total operating expenses	$36,804	$39,764
Net Operating Income for Our Same Home and Non-Same Home Properties for the Nine Months Ended September 30, 2024 and 2023
There are 11,919 homes in our 2024 same home pool (our “Same Home” properties). To be included as a “Same Home,” homes must be in the VineBrook reportable segment and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended September 30, 2024 and September 30, 2023 were stabilized by October 1, 2022 and held through September 30, 2024. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2024 and 2023 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Same Home
Rental income (1)	$127,975	$119,372	$8,603	7.2%
Other income (1)	1,785	1,075	710	66.0%
Same Home revenues	129,760	120,447	9,313	7.7%
Non-Same Home
Rental income (1)	135,094	136,844	(1,750)	-1.3%
Other income (1)	2,115	1,782	333	18.7%
Non-Same Home revenues	137,209	138,626	(1,417)	-1.0%
Total revenues	266,969	259,073	7,896	3.0%

Operating expenses
Same Home
Property operating expenses (1)	26,580	23,042	3,538	15.4%
Real estate taxes and insurance	23,925	22,460	1,465	6.5%
Property management fees (2)	—	5,731	(5,731)	-100.0%
Same Home operating expenses	50,505	51,233	(728)	-1.4%
Non-Same Home
Property operating expenses (1)	27,016	29,150	(2,134)	-7.3%
Real estate taxes and insurance	27,004	26,570	434	1.6%
Property management fees (2)	1,841	7,334	(5,493)	-74.9%
Non-Same Home operating expenses	55,861	63,054	(7,193)	-11.4%
Total operating expenses	106,366	114,287	(7,921)	-6.9%

NOI
Same Home	79,255	69,214	10,041	14.5%
Non-Same Home	81,348	75,572	5,776	7.6%
Total NOI	$160,603	$144,786	$15,817	10.9%

(1)	Presented net of resident chargebacks.
(2)	Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook reportable segment.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
Same Home Results of Operations for the Nine Months Ended September 30, 2024 and 2023
As of September 30, 2024, our Same Home properties were approximately 95.0% occupied with a weighted average monthly effective rent per occupied home of $1,293. As of September 30, 2023, our Same Home properties were approximately 94.7% occupied with a weighted average monthly effective rent per occupied home of $1,215. For our Same
Home properties, we recorded the following operating results for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:
Revenues
Rental income. Rental income was $128.0 million for the nine months ended September 30, 2024 compared to $119.4 million for the nine months ended September 30, 2023, which was an increase of approximately $8.7 million, or 7.2%. The increase is related to a 6.4% increase in the weighted average monthly effective rent per occupied home, a 45% increase in total chargebacks to residents and a 0.3% increase in occupancy.
Other income. Other income was approximately $1.8 million for the nine months ended September 30, 2024 compared to approximately $1.1 million for the nine months ended September 30, 2023, which was an increase of approximately $0.7 million. This increase was primarily due to the increase in property administrative fees charged to residents, which was a $0.7 million increase in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Expenses
Property operating expenses. Property operating expenses were $26.6 million for the nine months ended September 30, 2024 compared to $23.0 million for the nine months ended September 30, 2023, which was an increase of approximately $3.6 million, or 15.4%. The increase is primarily related to an increase in turnover costs of $1.7 million and an increase in utilities of $1.3 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $23.9 million for the nine months ended September 30, 2024 compared to $22.5 million for the nine months ended September 30, 2023, which was an increase of approximately $1.4 million, or 6.5%. The increase is primarily related to an increase in property insurance costs of $1.4 million.
Property management fees. There were no property management fees for the nine months ended September 30, 2024 compared to $5.7 million for the nine months ended September 30, 2023, which was a decrease of approximately $5.7 million, or 100.0%. The decrease is due to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook reportable segment. See Note 10 to our consolidated financial statements for further discussion of the management fee structure.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Same Home revenues	$129,760	$120,447
Non-Same Home revenues	137,209	138,626
Chargebacks	5,717	4,410
Total revenues	272,686	263,483

Same Home operating expenses	50,505	51,233
Non-Same Home operating expenses	55,861	63,054
Chargebacks	5,717	4,410
Total operating expenses	$112,083	$118,697

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
Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) gains or losses on extinguishment of debt (3) non-cash interest expenses, (4) changes in unrealized gains or losses on investments, (5) Internalization costs, (6) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (7) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months ended September 30, 2024 to 2023
	2024	2023	2024	2023	% Change
Net loss attributable to stockholders	$(40,279)	$(59,459)	$(101,487)	$(175,028)	-42.0%
Net loss attributable to NCI in the OP	(8,413)	(10,853)	(20,820)	(32,059)	-35.1%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(8,482)	(3,684)	(19,997)	(11,691)	71.0%
Net loss attributable to noncontrolling interest in consolidated VIEs	(940)	(565)	(2,754)	(1,566)	75.9%
Depreciation and amortization	31,354	31,610	94,788	96,530	-1.8%
Loss on sales and impairment of real estate, net	10,652	34,654	19,773	65,108	-69.6%
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(16,108)	(8,297)	(30,497)	(58,706)	-48.1%

FFO per share - basic	$(0.54)	$(0.28)	$(1.02)	$(2.03)	-49.8%
FFO per share - diluted	$(0.54)	$(0.28)	$(1.02)	$(2.03)	-49.8%

Loss on forfeited deposits	—	292	—	42,202	-100.0%
Investment income	488	—	980	—	N/M
Loss on extinguishment of debt	114	164	1,488	276	N/M
Non-cash interest expense	15,112	3,427	26,045	9,189	N/M
Change in unrealized (gain) loss on investments	(255)	—	—	—	N/M
Internalization costs	—	917	—	917	-100.0%
Transaction and other costs	3,671	521	7,236	521	N/M
Equity-based compensation expense	5,114	2,878	15,614	8,755	78.3%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	8,136	(98)	20,866	3,154	N/M

Core FFO per share - basic	$0.27	$—	$0.70	$0.11	N/M
Core FFO per share - diluted	$0.26	$—	$0.68	$0.11	N/M

Recurring capital expenditures	(6,370)	(6,159)	(18,234)	(15,150)	20.4%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	1,766	(6,257)	2,632	(11,996)	N/M

AFFO per share - basic	$0.06	$(0.21)	$0.09	$(0.41)	N/M
AFFO per share - diluted	$0.06	$(0.21)	$0.09	$(0.41)	N/M

Weighted average shares outstanding - basic	30,012	29,231	29,843	28,917
Weighted average shares outstanding - diluted (1)	30,854	30,002	30,715	29,481

Dividends declared per share	$0.5301	$—	$1.5903	$1.0602

Net loss attributable to stockholders per share/unit - diluted	$(1.59)	$(2.39)	$(4.02)	$(7.09)
Net loss attributable to stockholders Coverage - diluted (2)	-3x	N/A	-2.53x	-6.69x
FFO Coverage - diluted (3)	-1.02x	N/A	-0.64x	-1.91x
Core FFO Coverage - diluted (3)	0.49x	N/A	0.43x	0.1x
AFFO Coverage - diluted (3)	0.11x	N/A	0.06x	-0.39x

(1)
For the three months ended September 30, 2024 and 2023, includes approximately 841,000 shares and 471,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”), earned performance shares of the Company (“Performance Shares”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.

(2)	Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(3)	Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
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
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which are not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove or add items such as (1) losses on forfeited deposits, (2) reportable segment-specific investment income, (3) gains or losses on extinguishment of debt, (4) non-cash interest expenses, (5) changes in unrealized gains or losses on investments, (6) Internalization costs, (7) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (8) equity-based compensation expense. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
We believe that the use of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs and makes comparisons of operating results among such companies more meaningful. While FFO, Core FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative or substitute to those measures in evaluating our liquidity or operating performance. VineBrook FFO, VineBrook Core FFO and VineBrook AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO may not be comparable to FFO, Core FFO and AFFO reported by other REITs.
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook reportable segment, and reconcile to net loss for the VineBrook reportable segment for the three and nine months ended September 30, 2024 and
2023. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(30,385)	$(9,894)	$(40,279)	$(79,091)	$(22,393)	$(101,484)
Net loss attributable to redeemable NCI in the OP	(7,841)	(572)	(8,413)	(19,117)	(1,703)	(20,820)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(8,482)	(8,482)	—	(19,997)	(19,997)
Net loss attributable to NCI in consolidated VIEs	—	(940)	(940)	—	(2,754)	(2,754)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,023	—	2,023	6,260	—	6,260
Net Loss	(36,203)	(19,888)	(56,091)	(91,948)	(46,847)	(138,795)

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(55,462)	$(3,997)	$(59,459)	$(162,564)	$(12,464)	$(175,028)
Net loss attributable to redeemable NCI in the OP	(10,491)	(362)	(10,853)	(30,950)	(1,109)	(32,059)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,684)	(3,684)	—	(11,691)	(11,691)
Net loss attributable to NCI in consolidated VIEs	—	(565)	(565)	—	(1,566)	(1,566)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,207	—	2,207	6,621	—	6,621
Net Loss	(63,746)	(8,608)	(72,354)	(186,893)	(26,830)	(213,723)
The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook reportable segment's net loss attributable to stockholders for the three and nine months ended September 30,
2024 and 2023, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months ended September 30, 2024 to 2023
	2024	2023	2024	2023	% Change
Net loss attributable to stockholders	$(30,385)	$(55,462)	$(79,094)	$(162,564)	-51.3%
Net loss attributable to NCI in the OP	(7,841)	(10,491)	(19,117)	(30,950)	-38.2%
Depreciation and amortization	24,013	24,208	72,029	74,405	-3.2%
Loss on sales and impairment of real estate, net	1,616	34,642	4,547	64,873	-93.0%
VineBrook FFO attributable to stockholders and NCI in the OP	(12,597)	(7,103)	(21,635)	(54,236)	-60.1%

VineBrook FFO per share - basic	$(0.42)	$(0.24)	$(0.72)	$(1.88)	-61.7%
VineBrook FFO per share - diluted	$(0.42)	$(0.24)	$(0.72)	$(1.88)	-61.7%

Loss on forfeited deposits	—	—	—	41,910	-100.0%
Investment income (1)	1,321	374	3,790	2,920	29.8%
Loss on extinguishment of debt	114	164	1,488	276	N/M
Non-cash interest expense	14,864	3,217	25,796	8,584	N/M
Change in unrealized (gain) loss on investments	(255)	—	—	—	N/M
Internalization costs	—	917	—	917	-100.0%
Transaction and other costs	3,224	521	6,789	521	N/M
Equity-based compensation expense	4,985	4,241	15,225	8,268	84.1%
VineBrook Core FFO attributable to stockholders and NCI in the OP	11,656	2,331	31,453	9,160	N/M

VineBrook Core FFO per share - basic	$0.39	$0.08	$1.05	$0.32	N/M
VineBrook Core FFO per share - diluted	$0.38	$0.08	$1.02	$0.31	N/M

Recurring capital expenditures	(6,369)	(6,159)	(18,234)	(15,150)	20.4%
VineBrook AFFO attributable to stockholders and NCI in the OP	5,287	(3,828)	13,219	(5,990)	N/M

VineBrook AFFO per share - basic	$0.18	$(0.13)	$0.44	$(0.21)	N/M
VineBrook AFFO per share - diluted	$0.17	$(0.13)	$0.43	$(0.21)	N/M

Weighted average shares outstanding - basic	30,012	29,231	29,843	28,917
Weighted average shares outstanding - diluted (2)	30,854	30,002	30,715	29,481

Dividends declared per share	$0.5301	$—	$1.5903	$1.0602

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.59)	$(2.39)	$(4.02)	$(7.09)
Net loss attributable to stockholders Coverage - diluted (4)	-3x	N/A	-2.53x	-6.69x
VineBrook FFO Coverage - diluted (5)	-0.79x	N/A	-0.45x	-1.77x
VineBrook Core FFO Coverage - diluted (5)	0.72x	N/A	0.64x	0.29x
VineBrook AFFO Coverage - diluted (5)	0.32x	N/A	0.27x	-0.2x

(1)
Investment income in the table above includes approximately $0.4 million and $0.4 million of interest income from the 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”) and approximately $0.9 million and $0.8 million of dividend income from the investment in NexPoint Homes for the three months ended September 30, 2024 and 2023, respectively. Additionally, investment income in the table above includes approximately $1.1 million and $1.3 million of interest income from the NexPoint Homes Convertible Notes and approximately $2.6 million and $1.7 million of dividend income from the investment in NexPoint Homes for the nine months ended September 30, 2024 and 2023, respectively. The VineBrook reportable segment interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook reportable segment.

(2)
For the three and nine months ended September 30, 2024 and 2023, includes approximately 841,000 shares and 471,000 shares respectively, related to the assumed vesting of RSUs, Performance Shares and profits interest units in the OP (“PI Units”) not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.

(3)
For the nine months ended September 30, 2024 and 2023, the net loss attributable to stockholders per share/unit (diluted) includes $(0.16) per common share and $(0.51) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes reportable segment.

(4)	Indicates coverage ratio of net loss attributable to stockholders for the VineBrook reportable segment per share (diluted) over dividends declared per common share during the period.
(5)	Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.
The nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023
VineBrook FFO was $(21.6) million for the nine months ended September 30, 2024 compared to $(54.2) million for the nine months ended September 30, 2023, which was an increase of approximately $32.6 million. The change in VineBrook FFO between the periods primarily relates to decreases in the VineBrook reportable segment’s loss on forfeited deposits of $41.9 million, the VineBrook reportable segment's total property operating expenses of $6.6 million, the VineBrook reportable segment’s interest expense of $8.8 million and the increase in the VineBrook reportable segment’s rental income of $10.5 million, partially offset by an increase in the VineBrook reportable segment’s general and administrative expenses of $23.0 million.
VineBrook Core FFO was $31.5 million for the nine months ended September 30, 2024 compared to $9.2 million for the nine months ended September 30, 2023, which was an increase of approximately $22.3 million. The change in VineBrook Core FFO between the periods primarily relates to increases in VineBrook FFO of $32.6 million, the VineBrook reportable segment's equity-based compensation expense of $7.0 million and the VineBrook reportable segment's non-cash interest expense $17.2 million, which are all added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $13.2 million for the nine months ended September 30, 2024 compared to $(6.0) million for the nine months ended September 30, 2023, which was an increase of approximately $19.2 million. The change in VineBrook AFFO between the periods primarily relates to an increase to VineBrook Core FFO, partially offset by an increase in the VineBrook reportable segment’s recurring capital expenditures of $3.1 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 11.4% in VineBrook interest expense (or 8.4% on a per share basis). The weighted average interest rate of debt decreased from 7.6059% as of September 30, 2023 to 5.6454% as of September 30, 2024 for the VineBrook reportable segment, which has contributed to the increase in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into 13 interest rate derivative agreements with a combined notional amount of approximately $1.4 billion in order to partially offset the impact of interest rates.

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
On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
November 1, 2018	$25.00
December 31, 2018	28.27
March 31, 2019	28.75
June 30, 2019	28.88
September 30, 2019	29.85
December 31, 2019	30.58
March 31, 2020	30.59
April 30, 2020	30.82
May 31, 2020	31.08
June 30, 2020	31.24
July 31, 2020	31.47
August 31, 2020	32.91
September 30, 2020	34.00
October 31, 2020	34.18
November 30, 2020	34.38
December 31, 2020	36.56
January 31, 2021	36.56
February 28, 2021	36.68
March 31, 2021	36.82
April 30, 2021	37.85
May 31, 2021	38.68
June 30, 2021	40.82
July 31, 2021	43.76
August 31, 2021	46.19
September 30, 2021	47.90
October 31, 2021	49.09
November 30, 2021	51.38
December 31, 2021	54.14
March 31, 2022	59.85
June 30, 2022	62.75
September 30, 2022	62.97
December 31, 2022	63.04
March 31, 2023	61.32
June 30, 3023	61.63
September 30, 2023	60.23
December 31, 2023	58.95
March 31, 2024	57.99
June 30, 2024	57.57
September 30, 2024	55.45

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and debt financing. Our JPM Facility has an additional $252.4 million of capacity as of September 30, 2024.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility, JPM Facility and NexPoint Homes KeyBank Facility within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations, (vii) may negotiate a turnover of secured properties back to the related lender and (viii) employ some combination of (i) - (vii). Additionally, the Company closed on an asset backed securitization (“ABS”) on February 29, 2024 (“ABS II”) that provided for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The Company used the net proceeds from the ABS II to pay down $242.4 million on the JPM Facility and fund reserves in accordance with the credit agreement. Additionally, the Company closed on the MetLife Term Loan I Facilities on August 22, 2024, that provided for a 5-year, fixed rate interest loan with a total principal balance of $343.2 million. The Company used $282.0 million of proceeds from to pay down a portion of the outstanding amounts under the Warehouse Facility. Subsequent to September 30, 2024, the Company sold 23 homes for net proceeds of approximately $2.6 million in the VineBrook Portfolio. Subsequent to September 30, 2024, the Company sold 19 homes for net proceeds of approximately $4.4 million in the NexPoint Homes Portfolio. Additionally, the Company intends to continue to dispose of homes to generate proceeds for debt pay downs and other uses. The Company plans to sell approximately 200 to 400 homes over the next twelve months to generate proceeds of approximately $20.0 million to $40.0 million in the VineBrook reportable segment. The Company plans to sell approximately 300 to 400 homes over the next twelve months to generate proceeds of approximately $72.5 million to $100.0 million in the NexPoint Homes reportable segment. If rates remain at a level that would be accretive to the Company, management plans to use ABS transactions, term loans and other refinancings of debt in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, in order to extend existing obligations, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company notes that debt markets remain robust and liquid as evidenced by recent debt issuances. Given the Company’s historical ability to refinance debt, as well as the previously noted robust debt market, the Company expects to be able to refinance debt as necessary to meet its debt obligations going forward.
In addition, the Company has debt coming due beyond twelve months from the date of these financial statements, including the Warehouse Facility that the Company expects will be due on November 3, 2025 after exercising the remaining six-month extension option. On November 1, 2024, the Company utilized the first six-month extension option on the Warehouse Facility which extended the maturity date of the Warehouse Facility to May 3, 2025. If the Warehouse
Facility is not paid off by May 2025, the Company plans to utilize the remaining contractual six-month extension option available under the Warehouse Facility. To extend, there can be no default or event of default, the Company must be in compliance with all covenant requirements and needs to pay an extension fee of 0.1% of the maximum outstanding commitment at that time. The Company is currently in compliance with the requirements under the Warehouse Facility and management expects to be in compliance with financial covenants at the time of extension after implementing the plans noted above and therefore plans to be able to extend the Warehouse Facility in May 2025 to November 2025 if necessary. The Company does not currently have sufficient liquidity to pay down the obligations on the Warehouse Facility and intends to refinance the Warehouse Facility primarily using debt or equity financing before it comes due. Given its historical ability to refinance debt, the Company expects to be able to refinance the debt as necessary. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. The financial statements included in this Form 10-Q have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-Q do not include any adjustments that may result from the outcome of this uncertainty.
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
Cash Flows
The nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023
The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by operating activities	$15,483	$16,993	$(1,510)
Net cash provided by investing activities	67,948	46,377	21,571
Net cash used in financing activities	(72,458)	(92,393)	19,935
Change in cash and restricted cash	10,973	(29,023)	39,996
Cash and restricted cash, beginning of period	85,620	114,749	(29,129)
Cash and restricted cash, end of period	$96,593	$85,726	$10,867
Cash flows from operating activities. During the nine months ended September 30, 2024, net cash provided by operating activities was $15.5 million compared to net cash provided by operating activities of $17.0 million for the nine months ended September 30, 2023. The change in cash flows from operating activities was mainly due to a decrease in loss on sales and impairment of real estate and a decrease in loss on forfeited deposits, partially offset by an increase non-cash interest expense and an increase in net operating income during the period.
Cash flows from investing activities. During the nine months ended September 30, 2024, net cash provided by investing activities was $67.9 million compared to net cash provided by investing activities of $46.4 million for the nine months ended September 30, 2023. The change in cash flows from investing activities was mainly due to decreases in acquisitions of real estate investments and additions to real estate investments and an increase in net proceeds from sales of real estate.
Cash flows from financing activities. During the nine months ended September 30, 2024, net cash used in financing activities was $72.5 million compared to net cash used in financing activities of $92.4 million for the nine months ended September 30, 2023. The change in cash flows from financing activities was mainly due to a decrease in credit facilities proceeds received and an increase in credit facilities principal payments made, partially offset by the decrease in redemptions paid on Common Stock and the issuance of the ABS II Loan.

Debt, Derivatives and Hedging Activity
Debt
As of September 30, 2024, the VineBrook reportable segment had aggregate debt outstanding to third parties of approximately $2.0 billion at a weighted average interest rate of 5.6454% and an adjusted weighted average interest rate of 3.7761%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.2637%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $1.4 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.4 billion of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook reportable segment as of September 30, 2024:

	Type	Outstanding Principal as of September 30, 2024	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$226,728	6.83%	12/1/2025
Warehouse Facility	Floating	462,222	7.50%	5/3/2025	(2)
JPM Facility	Floating	97,567	7.81%	1/31/2025	(3)
ABS I Loan	Fixed	390,248	4.92%	12/8/2028
ABS II Loan	Fixed	402,593	4.65%	3/9/2029
MetLife Note	Fixed	105,925	3.25%	1/31/2026
TrueLane Mortgage	Fixed	8,248	5.35%	2/1/2028
Crestcore II Note	Fixed	2,587	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,404	5.12%	7/9/2029
PNC Loan I	Fixed	—	3.59%	2/19/2024	(4)
PNC Loan II	Fixed	—	3.70%	12/29/2024	(4)
PNC Loan III	Fixed	—	3.69%	12/15/2025	(4)
Total Outstanding Principal		$2,041,726

(1)
Represents the interest rate as of September 30, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of September 30, 2024 was 5.1633%, daily SOFR as of September 30, 2024 was 4.9600% and one-month term SOFR as of September 30, 2024 was 4.8457%.

(2)
The initial maturity for the Warehouse Facility prior to extension options was November 3, 2024. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The Company exercised its first extension option to extend the Warehouse Facility maturity date to May 3, 2025 on November 1, 2024. The maturity date after the second extension is November 3, 2025.

(3)	This is the initial maturity date for the JPM Facility. The JPM Facility has a 12-month extension option subject to approval from the lender.
(4)	The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024.
In addition to the mortgage loan indebtedness for the VineBrook reportable segment presented above and described below, the NexPoint Homes reportable segment had $532.3 million of debt outstanding at September 30, 2024 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank, N.A. (“KeyBank”). The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022, July 31, 2023 and August 14, 2024. On August 14, 2024, the Company entered into a Consent and Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the other lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024 (the “Commitment Reduction”). During the nine months ended September 30, 2024, the Company paid down approximately $362.2 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. The outstanding balance on the Warehouse Facility as of September 30, 2024 was approximately $462.2 million, which is below the required Commitment Reduction.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III in full. As of September 30, 2024, the JPM Facility had $252.4 million in available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of approximately $392.2 million (the “ABS I Loan”). Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,776 SFR homes, and as of September 30, 2024, approximately 11.86% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
Asset Backed Securitization II
On February 29, 2024, the OP, via its indirect special purpose subsidiary, VineBrook Homes Borrower 2, LLC (the “ABS II Borrower”), completed an asset backed securitization (“ABS II”) and entered into a loan agreement (the “ABS II Loan Agreement”) with BofA Securities, Inc., as sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC, as joint bookrunner and co-lead manager and Citizens JMP Securities, LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., and Truist Securities, Inc., as co-managers (the “ABS II Loan”).
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the ABS II Class A Certificates, ABS II Class B Certificates, ABS II Class C Certificates, ABS II Class D Certificates and ABS II Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the ABS II Regular Certificates, the “ABS II Certificates”). The Company also retained $19.5 million notional amount of the ABS II Class A, $10.5 million notional amount of the ABS II Class B, and $2.0 million notional amount of the ABS II Class C certificates. The ABS II Certificates represent beneficial ownership interests in the trust and its assets, including the ABS II Loan.
The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the ABS II Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased ABS II Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the ABS II Class A, Class B, Class C, and Class F certificates will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the ABS II Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $71.9 million of the ABS II Certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,459 SFR homes, and as of September 30, 2024, approximately 10.55% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
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
Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 12 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.1 billion. As of September 30, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $1.1 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.4682%. As of September 30, 2024, interest rate swap agreements effectively covered $1.1 billion, or 180.5%, of our $0.8 billion of floating rate debt outstanding for the VineBrook reportable segment. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.4682%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated some of these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three and nine months ended September 30, 2024 and 2023. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2024. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Impairment
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our SFR homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. No significant impairments on operating properties were recorded during the years ended December 31, 2023 and 2022 or the three and nine months ended September 30, 2024.

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
As of September 30, 2024, we had total indebtedness of $2.6 billion which was comprised of $0.8 billion of outstanding variable-rate debt. Our variable-rate debt was comprised of borrowings on our mortgage loans of $226.7 million and term loan facilities of $576.7 million. As of September 30, 2024, we had effectively converted 176.7% of these borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements
This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we may consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and our Chief Financial Officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
July 25, 2024	103,472	$56.25	5,820

(1)	Shares of Common Stock issued under DRIP are generally issued at a 3% discount to the Company’s then-current NAV.
(2)
For Common Stock issued under the DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 7 for further discussion.

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

Under the Amended Share Repurchase Plan, investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock. Under the Amended Share Repurchase Plan, Shares will be repurchased at the then-current NAV per share in effect. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. The Company is not obligated to repurchase any Common Stock under the Amended Share Repurchase Plan and may choose to repurchase only some, or even none, of the Common Stock that have been asked to be repurchased in any particular quarter, in the sole discretion of the Board. The Board determined to suspend share repurchases from July 1, 2023 to September 30, 2024. Notwithstanding any suspension of the Amended Share Repurchase Plan, the Board may permit the repurchase of Common Stock held by a stockholder who has died, is deemed to have a qualified disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) or similar extenuating hardship circumstances, subject to the conditions and limitations in the Amended Share Repurchase Plan.

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

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	17,183	57.57	17,183	71,949
Total	17,183	$57.57	17,183	$71,949
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Seventh Amendment to Credit Agreement, dated August 14, 2024, by and among VineBrook Homes Operating Partnership, L.P. and certain subsidiaries, as borrowers, KeyBank National Association, as administrative agent, and the lenders party thereto, joined by VineBrook Homes Trust, Inc. as guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2024).

10.2*
Credit Agreement, dated August 22, 2024, by and among VB Nine, LLC, Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto, joined by VineBrook Homes Trust, Inc. as guarantor.

10.3*
Credit Agreement, dated August 22, 2024, by and among VB Ten, LLC, Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto, joined by VineBrook Homes Trust, Inc. as guarantor.

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
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		November 1, 2024
John Good	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		November 1, 2024
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)