Form 10-K
period 2024-12-31
VINEBROOK HOMES TRUST, INC.
filed 2025-03-28
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Class A Common Stock, par value $0.01 per share
__________________________________
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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant: there is currently no established public market for the Registrant’s shares of common stock.

As of March 24, 2025, the registrant had 25,520,209 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location	Dallas, Texas, United States

VineBrook Homes Trust, Inc.
Form 10-K
Year Ended December 31, 2024
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (this “Form 10-K”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, extension of the Warehouse Facility (as defined below), expectations on the Company’s ability to refinance debt as necessary and the Company’s intent to redeem all outstanding Series B Preferred Stock (as defined below) on or prior to the fourth anniversary of the original issuance date contain forward-looking statements. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-K are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•risks associated with our ability to identify, lease to and retain quality residents, including those relating to housing market conditions;
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
All of the risks herein above presented are summaries of risks described in more detail in the above-referenced “Risk Factors” section of this Form 10-K, which section we strongly encourage you to read and consider in its entirety.
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
ii

PART I
ITEM 1. BUSINESS
General
VineBrook Homes Trust, Inc. was formed on July 16, 2018 as a Maryland corporation, and elected to be taxed as a REIT beginning with its taxable year ended December 31, 2018. Our mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional-quality management. Our investment objectives are to acquire properties with cash flow growth potential, renovate and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. Our investment focus has historically been on the affordable and workforce segments of the housing industry, but we are not precluded from investing in homes in the higher-cost segments of the housing industry. We typically acquire homes in locations where we believe we can contribute to revitalizing the surrounding community. Our target markets exhibit lower institutional competition, meaningful household formation growth and superior revenue growth relative to national averages as well as the opportunity for us to own enough homes to achieve operating efficiencies and economies of scale. Consistent with our investment objective to provide cash flow growth and value appreciation, we generally acquire homes at a discount to replacement costs and add value to homes through an intensive rehabilitation program. We believe our investment methodology improves local communities by offering residents choice and access to a superior quality of housing that is clean, safe and affordable, spurring revitalization and further economic growth in our communities.
In addition to providing quality homes to residents we strive to achieve high resident satisfaction through good communication with our residents using various media, including our resident portal applications, which are designed to ensure the needs of our residents are met quickly. Our systems and technology platform enable us to receive and process resident feedback quickly and to make adjustments as needed for further improved resident service. Strong operations and a resident-centric service model is supported by a strong workforce that provides a local presence in the majority of the markets where we operate and allow us to stay attuned to local market conditions as well as local residents’ needs. We are highly dedicated to our employees and to providing our employees with training and skills development, while fostering a culture of results-oriented resident service and high ethical standards.
Substantially all of our assets are owned by, and our operations are conducted through, our operating partnership, VineBrook Homes Operating Partnership, L.P. (our “OP”) and its wholly owned taxable REIT subsidiaries (“TRSs”). This structure is referred to as an Umbrella Partnership REIT or “UPREIT” structure. We own the majority of the issued and outstanding limited partnership interests of our OP (“OP Units”). The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 20,804 homes as of December 31, 2024 (the “VineBrook Portfolio”) which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio is the legacy reportable segment and generally invests in older homes at below replacement cost and adds value to such homes through renovation and enhanced amenities. The NexPoint Homes reportable segment is a supplementary reportable segment added during 2022 comprised of 2,247 homes as of December 31, 2024, owned by NexPoint Homes Trust, Inc. (“NexPoint Homes”) and represents a minority of the Company’s consolidated portfolio and operations (the “NexPoint Homes Portfolio”). The NexPoint Homes Portfolio is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. As of December 31, 2024, we, through our OP and our consolidated subsidiaries, owned and operated 23,051 single-family rental homes located in 20 states.
We believe we are the largest single-family rental (“SFR”) operator specializing in workforce housing (defined as housing that costs less than $1,400 per month) in the country. Since the Company’s formation in 2018 through December 31, 2024, the VineBrook Portfolio has experienced a 404% increase in the number of homes owned, which we believe is the largest aggregation of workforce housing in the United States during this period.
We are externally managed by our adviser, NexPoint Real Estate Advisors V, L.P. (our “Adviser”), through an advisory agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”), subject to the authority of our board of directors (our “Board”) over the management of the Company. The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides investment, asset management, accounting, legal, information technology and investor relations services to the Company.

Upon our formation, the Company acquired through our OP and its subsidiaries our initial portfolio of homes in what we refer to as the “Formation Transaction.” In conjunction with completion of the Formation Transaction, the Company retained VineBrook Homes, LLC (the “Manager”), which was an affiliate of certain limited partners that were sellers (the “VineBrook Contributors”) in the Formation Transaction, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally had an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Pursuant to the Side Letter, on August 3, 2023, we acquired our Manager in a transaction (the “Internalization”) involving the contribution of interests in our Manager to our OP in exchange for OP Units and other considerations, following which employees of the OP and/or its subsidiaries conduct and/or oversee all renovation, leasing, maintenance and operations of the VineBrook Portfolio. In connection with the Internalization, the Side Letter was terminated. Certain subsidiaries from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by our employees or employees of the Adviser, subject to general oversight by the OP’s investment committee and the Company’s Board. Because the equity holders of the Manager prior to the Internalization owned OP Units, the Manager was considered an affiliate for financial reporting disclosure purposes for periods prior to August 3, 2023.
In 2024, we began our “Pathway to Homeownership” program, providing qualified residents with opportunities for home ownership. This initiative empowers individuals and families residing in a VineBrook Portfolio home to purchase their home outright by securing a conventional mortgage, enabling them to build equity in an affordable property. Residents of VineBrook Portfolio homes also have access to nationally recognized financial counseling and literacy resources at no additional cost to them through VineBrook’s partnership with Operation Hope. These resources include workshops that focus on topics such as money management, credit and homeownership, all geared to help residents attain financial freedom. VineBrook is one of the only large single-family rental companies dedicated to providing affordable and workforce housing. Through Pathway to Homeownership, we have added another option for affordable, accessible single-family living that otherwise might not be available in a supply-challenged market.

2024 Highlights
Key highlights and transactions completed in 2024 include the following:
•Term Loan Facilities: On August 22, 2024, the OP, through indirect subsidiaries, entered into two separate term loan credit facilities for an aggregate principal amount of $343.2 million with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, each providing for a 5-year, interest-only loan. The borrowings bear interest at a fixed-rate of 4.50% and the facilities mature on August 22, 2029 (the “MetLife Term Loan I Facilities”). On November 4, 2024, the OP, through an indirect subsidiary, entered into a $250.0 million term loan credit facility with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, providing for a 5-year, interest-only loan. The borrowings bear interest at a fixed-rate of 4.75% and the facility matures on November 4, 2029 (the “MetLife Term Loan II Facility”).
•Securitization Transactions: On February 29, 2024, the OP completed a securitization transaction, VINE 2024-SFR2, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the Regular Certificates (as defined below) is 4.6495%. At closing, 2,464 homes were included in the collateral pool securing VINE 2024-SFR2.
•Dispositions: During the year ended December 31, 2024, the Company, through the OP, strategically disposed of 1,039 homes in the VineBrook Portfolio. Details of our 2024 dispositions are in the table below (dollars in thousands):

Market	Sale Price	# of Homes
Cincinnati	$20,203	200
Dayton	5,110	49
Columbus	2,278	24
St. Louis	11,623	157
Indianapolis	1,958	22
Birmingham	3,350	32
Columbia	4,787	35
Kansas City	4,833	39
Jackson	6,692	143
Memphis	4,003	51
Augusta	3,175	35
Milwaukee	6,725	75
Atlanta	5,898	32
Pittsburgh	2,619	43
Greenville	1,203	10
Little Rock	938	13
Huntsville	1,759	11
Omaha	2,631	23
Triad	2,111	13
Montgomery	1,893	22
Charleston	2,105	10
Total	$95,894	1,039
•Renovations: During the year ended December 31, 2024, we completed full and partial renovations on 123 homes in our VineBrook Portfolio at an average cost of $33,571 per renovated home. From inception through December 31, 2024, we have completed full and partial renovations on 9,471 homes in our VineBrook Portfolio at an average cost of $28,350 per renovated home. As a result, in part, of significant investment made into rehabilitating homes through VineBrook’s renovation program, we have achieved average rent growth of 5.8%, or a $72 average monthly rental increase per home, on all homes renovated and leased as of December 31, 2024.
•Dividends: We declared dividends totaling approximately $55.0 million, or $2.1204 per share, during the year ended December 31, 2024. Our annual dividend of $2.1204 for 2024 equates to a 3.9% yield based on our NAV per share of $54.54 as of December 31, 2024.

•Results of Operations and Non-GAAP Measures: For the year ended December 31, 2024 and 2023, respectively, we reported net loss, net loss attributable to the NexPoint Homes Portfolio and the VineBrook Portfolio and net operating income (“NOI”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the VineBrook Portfolio (dollars in thousands) as follows:

		For the Year Ended December 31,		2024 to 2023
		2024	2023	$ Change		% Change
Net loss		$(194,409)	$(280,147)	$85,738	(1)	-30.6%
Net loss attributable to NexPoint Homes Portfolio		(71,771)	(52,584)	(19,187)	(1)	36.5%
Net loss attributable to VineBrook Portfolio		(122,638)	(227,563)	104,925	(1)	-46.1%
VineBrook Portfolio NOI	(3)	187,245	163,060	24,185		14.8%
VineBrook Portfolio FFO	(3)	(32,944)	(66,310)	33,366		-50.3%
VineBrook Portfolio Core FFO	(3)	37,691	13,885	23,806		171.5%
VineBrook Portfolio AFFO	(3)	13,847	(7,647)	21,494		-281.1%
(1)The 30.6% reduction and 46.1% reduction in consolidated net loss and net loss attributable to VineBrook Portfolio, respectively, between the periods resulted primarily from increases in rental income and investment income and decreases in property management fees, depreciation and amortization, loss on sales and impairment of real estate, loss on forfeited deposits and internalization costs, partially offset by increases in real estate taxes and insurance costs, general and administrative expenses interest expense, loss on extinguishment of debt and provision for loan losses and, in the case of consolidated net loss, by the increase in net loss attributable to NexPoint Homes Portfolio discussed in footnote (2) below.
(2)The 36.5% increase in net loss attributable to the NexPoint Homes Portfolio between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance costs, advisory fees, general and administrative expenses, depreciation and amortization, interest expense, loss on sales and impairment of real estate and provision for loan losses, partially offset by increases in rental income and investment income and decreases in property management fees.
(3)See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO provided above for the VineBrook Portfolio, including reconciliations to consolidated net income/(loss). Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO on a consolidated basis.
•NexPoint Homes: As of December 31, 2024, we had invested over $100 million in NexPoint Homes, which owns 2,247 homes as of December 31, 2024. As of December 31, 2024, the OP owned approximately 81.0% of the outstanding NexPoint Homes Shares (defined below). The OP’s substantial ownership in NexPoint Homes, together with other factors, requires us to consolidate the investment in NexPoint Homes under generally accepted accounting principles in the United States (“GAAP”). Moreover, given the distinctive manner in which the NexPoint Homes Portfolio is managed day to day by external property management, relative to the manner in which the VineBrook Homes Portfolio is internally managed, we consider its operations as a separate reportable segment. See below for net loss and NOI data for the NexPoint Homes Portfolio (dollars in thousands):

		For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
NexPoint Homes Portfolio net loss		$(71,771)	$(52,584)
NexPoint Homes Portfolio NOI	(1)	25,153	27,324
(1)See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measure of NOI, including reconciliations to consolidated net income/(loss). Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO on a consolidated basis.

•Same Home Growth: There are 11,821 homes in our same home pool for the years ended December 31, 2024 and 2023 (our “2023-2024 Same Home properties”). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the determination of homes included in 2023-2024 Same Home properties. For our 2023-2024 Same Home properties, we recorded the following operating metrics for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

	For the Year Ended December 31,		2024 to 2023
Operating Metric	2024	2023	% Change
Occupancy (1)	96.0%	96.0%	—%
Average Effective Monthly Rent Per Occupied Home (2)	$1,309	$1,185	10.5%
Rental income (in thousands)	$170,274	$159,284	6.9%
Other income (in thousands)	$2,319	$1,578	47.0%
NOI (in thousands)	$105,956	$93,909	12.8%
(1)Occupancy is calculated as the number of homes occupied as of December 31 for the respective year, divided by the total number of homes available for occupancy, expressed as a percentage.
(2)Average effective monthly rent per occupied home is equal to the average of the contractual monthly rent for occupied homes as of December 31 for the respective year.
•Cash Position and Capital Resources: On December 31, 2024, we had $84.6 million of cash on our balance sheet, of which $40.7 million was unrestricted. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, net proceeds from the sale of homes, as well as sufficient access to capital from debt capital markets, to meet our near-term obligations, service our debt, pay distributions at the current level and fund our rehabilitation program.

Our VineBrook Portfolio Adviser
Our Adviser is an affiliate of NexPoint Real Estate Advisors, L.P. (“NREA”), which is wholly owned by NexPoint Advisors, L.P. (“NexPoint”). NREA was formed to manage real estate investments for NexPoint managed companies, funds and accounts. The NREA real estate team is led by Matt McGraner. Pursuant to the Advisory Agreement, our Adviser manages our business operations, subject to the authority of our Board. Additionally, certain employees of our Adviser serve on our Board, as our officers and on the Investment Committee. The Investment Committee was established pursuant to the terms of the Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) and is responsible for making decisions and approvals with respect to asset acquisitions and asset dispositions that exceed a pre-determined amount. The Investment Committee is comprised of three individuals, including one appointed by our Adviser. Currently, Matt McGraner, Dana Sprong and Ryan McGarry are members of the Investment Committee. In accordance with the OP LPA, the Investment Committee has delegated authority to certain employees to acquire or dispose of a limited number of homes subject to approved guidelines.
Pursuant to the Advisory Agreement, we pay our Adviser, on a monthly basis in arrears, an advisory fee at an annualized rate of 0.75% of our gross asset value. Gross asset value means the value of our total assets as determined in accordance with GAAP on an unconsolidated basis plus our pro rata share of leverage at our OP. Our Adviser manages our operations and its responsibilities include, among other duties, recommending distributions and related amounts for approval by our Board, preparing our quarterly consolidated unaudited financial statements and annual consolidated financial statements prepared under GAAP, managing our annual audit, developing and maintaining appropriate internal accounting controls, maintaining our REIT status, calculating our NAV, processing purchases and redemptions of shares of our Class A Common Stock par value $0.01 (“Common Stock”), reporting to investors, preparing our tax filings, raising capital for us, procuring debt financing and other responsibilities customary for an external advisor to an SFR REIT.
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
For the years ended December 31, 2024, 2023 and 2022, the VineBrook Portfolio incurred advisory fees and expenses payable or reimbursable by our Adviser and its affiliates of approximately $17.3 million, $19.0 million and $16.1 million, respectively.

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

Our VineBrook Portfolio Manager and the Internalization
Prior to the Internalization, which was completed on August 3, 2023, we retained our Manager to renovate, lease, maintain, and operate generally all of the VineBrook Portfolio under the various Management Agreements.
Under the Management Agreements, our Manager is entitled to payment, monthly in arrears, of: (1) an acquisition fee equal to 1.0% of the gross purchase price paid for any new property acquired during the month, (2) a construction fee monthly in arrears that shall not exceed the greater of 10% of construction costs or $1,000, whichever is higher, in connection with the repair, renovation, improvement or development of any property acquired during the month, and (3) a property management fee equal to a percentage of collected rental revenues for all properties managed during the month as follows:
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
For the years ended December 31, 2024, 2023 and 2022, the VineBrook Portfolio incurred property management fees, net of rebates receivable from the Manager, of approximately $0, $10.3 million and $13.2 million, respectively. Following the closing of the Internalization, property management fees are eliminated in consolidation.
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into the Contribution Agreement. Pursuant to the Contribution Agreement, among other things, the OP acquired from the Contributors all of the outstanding equity interests in the Manager. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. In addition, the Side Letter was terminated and the Company and the OP no longer pay the Contributors and their affiliates any fees or expense reimbursements arising from the Management Agreements.
Pursuant to the Contribution Agreement and the Amendment, in connection with closing of the Internalization, the OP issued to the Contributors 302,311.07 Class C OP Units and paid $2.65 million in cash to the Contributors as consideration for 100% of the outstanding equity interests in the Manager. The Class C OP Units are redeemable at the option of the holder for cash or, at the election of the Company, shares of Common Stock on a one-for-one basis, subject to adjustment for certain capital events. Based on the current $54.54 per share net asset value of the Company, the Class C OP Units provided in the Internalization have a current value of approximately $16.5 million.
A special committee (the “Special Committee”) of the Board consisting solely of all of the disinterested directors negotiated the terms of the Internalization on behalf of the Company and the OP. The Contribution Agreement and the Internalization were unanimously approved by the Special Committee, and, upon recommendation by the Special Committee, by the Board.

Following the Internalization, the Manager’s internalized employees continue to be responsible for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, the identification of potential home acquisitions and the acquisition and disposition of single-family rental properties approved by the Investment Committee or pursuant to authority that was delegated to certain employees by the Investment Committee. The Adviser’s duties (discussed above) did not change as a result of the Internalization.
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
Class C OP Units
Incentive Equity (Profits Interests)
100% GP Interest
VineBrook Homes Operating Partnership, LP (DE)
100%
Less than 100% Ownership
VineBrook Homes, LLC (DE) ("Manager")
VineBrook Holding Companies and SPEs
Other Subsidiaries
100%
Management Agreement
VineBrook Portfolio Properties

Our Operating Partnership
Management. Pursuant to the OP LPA, management of the business and affairs of the OP is exclusively vested in the general partner of the OP (the “OP GP”), which is a wholly owned subsidiary of the Company. The OP LPA provides for an Investment Committee to be responsible for making decisions and approvals with respect to asset acquisitions and asset dispositions that exceed a predetermined amount. The Investment Committee is comprised of three individuals, including one appointed by our Adviser. Currently, Matt McGraner, Dana Sprong and Ryan McGarry are members of the Investment Committee. The Investment Committee has delegated authority to certain employees to acquire or dispose of a limited number of homes. Those employees are required to get Investment Committee approval for (i) any purchases that are (a) more than 50 homes in a single transaction, (b) where the purchase price is $5 million or more or (c) that relates to an investment in a geographic market where the OP owns and operates less than 25 properties and (ii) any dispositions that are (x) 20 homes or more or (y) where the estimated disposition price is $2 million or more.
Ownership Interests and Related Rights. As of December 31, 2024, there were three classes of OP Units outstanding: Class A, Class B and Class C. As of December 31, 2024, there were a combined 24,797,683 Class A, Class B and Class C OP Units, of which 20,077,225 Class A OP Units, or 81.0% of total outstanding OP Units, were owned by the Company, 2,814,062 Class B OP Units, or 11.2% of total outstanding OP Units, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 95,690 Class C OP Units, or 0.4% of total outstanding OP Units, were owned by NRESF REIT Sub, LLC (“NRESF”), 151,008 Class C OP Units, or 0.6% of total outstanding OP Units, were owned by GAF REIT, LLC (“GAF REIT”) and 1,659,698 Class C OP Units, or 6.7% of total outstanding OP Units, were owned by limited partners that were sellers in the Formation Transaction or other Company insiders. NREO, NRESF and GAF REIT are affiliates of our Adviser. The OP LPA generally provides that Class A OP Units and Class B OP Units will each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP (the “Partnership Board”), and that the Class C OP Units will have no voting power. Where greater than 50.0% of the voting power of the OP Units is required pursuant to the OP LPA, the voting power of both the Class A OP Units and Class B OP Units, which each have 50.0% of the voting power, is required. If the Class A OP Unit holders and the Class B OP Unit holders do not agree on an action that requires a majority of the voting power, it will result in the proposed action not being taken. Each Class A, Class B and Class C OP Unit otherwise represents the same economic interest in the OP. The OP has a class of 6.50% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”) which have terms substantially similar to the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The OP also has a class of 9.50% Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units” and, together with the Series A Preferred Units, the “Preferred Units”) which have terms substantially similar to the Company’s Series B Preferred Stock.
Partnership Board. Paul Richards, our Chief Financial Officer, Assistant Secretary and Treasurer, is the sole director of the Partnership Board. The removal and election of directors to the Partnership Board requires the vote or consent of the holders of a majority of the voting power of the OP Units. As of December 31, 2024, the Company had 50.0% of the voting power and an 81.0% economic interest in the OP and NREO had 50.0% of the voting power and an 11.2% economic interest in the OP. As a result, the makeup of the Partnership Board will be determined by the mutual consent of the Company and NREO, an affiliate of our Adviser. Mr. Dondero, a director and the former Chief Executive Officer and President of the Company, continues to be affiliated with our Adviser as he is the sole member of the general partner of NexPoint, the ultimate parent of our Adviser. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to the OP Units beneficially owned by NexPoint which includes the units held by NREO. The OP LPA also provides that the size of the Partnership Board may be increased by the affirmative vote or consent of holders of the majority of the voting power of the OP Units. The Partnership Board has exclusive authority to select, remove and replace the OP GP at any time and no other authority.
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

Our VineBrook Portfolio
As of December 31, 2024, our homes within the VineBrook Portfolio average approximately 1,340 square feet with three bedrooms and one and a half bathrooms. Our homes benefit from high occupancy and low turnover rates due to our extensive renovation process, institutional management and high focus on resident customer experience. As of December 31, 2024, 94.9% of our VineBrook Portfolio is comprised of standalone units, with only 5.1% of properties stemming from duplexes, triplexes, quad-plexes, villas, townhouses, courtyards and condominiums. As of December 31, 2024, excluding held for sale units, 974 homes in our VineBrook Portfolio (4.7% of our VineBrook Portfolio) were unoccupied, including 0 homes (0.0% of our VineBrook Portfolio) in rehabilitation and 763 homes (3.7% of our VineBrook Portfolio) in make-ready turnover. Vacant homes that have not undergone the Company’s rehabilitation program are categorized as “in rehabilitation”. While in rehabilitation, vacant homes undergo the Company’s initial rehabilitation program. Rehabilitated homes that are in between residents are categorized as “make-ready turnover” until re-leased. While in the make-ready turnover category, homes are returned to their original rehabilitated state. Occupied homes, regardless of rehabilitation status, are categorized as “occupied.” As of December 31, 2024, the average length of leases in our VineBrook Portfolio was 12 months and the average remaining length of leases in our VineBrook Portfolio was 7 months. We believe our turnover rate, or the rate calculated as a percentage on an annualized basis at which existing residents choose to not renew their lease upon expiration, is low (our renewal rate was 83.3% as of December 31, 2024 for our VineBrook Portfolio) because of our institutional level of management, home condition, resident customer experience, affordable pricing and available amenities not found in other single-family rental properties, including a large number of employees and 24/7 support. As of December 31, 2024, the average age of the homes in our VineBrook Portfolio is 60 years, which we believe is materially similar to the average age of homes in the markets in which we operate.
The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,866	96.2%	$1,360	2,367	95.8%	$1,376
Dayton	OH	2,717	97.1%	1,268	2,559	97.1%	1,264
Columbus	OH	1,626	96.0%	1,317	1,488	95.6%	1,319
St. Louis	MO	1,773	94.9%	1,195	1,134	93.5%	1,217
Indianapolis	IN	1,403	96.7%	1,302	1,087	96.2%	1,318
Birmingham	AL	1,035	96.3%	1,290	635	95.3%	1,301
Columbia	SC	949	95.9%	1,418	581	94.7%	1,453
Kansas City	MO, KS	1,086	96.9%	1,338	813	96.4%	1,350
Jackson	MS	802	96.5%	1,255	646	96.1%	1,259
Memphis	TN, MS	1,331	94.4%	1,080	897	92.9%	1,093
Augusta	GA, SC	635	97.5%	1,237	433	97.0%	1,308
Milwaukee	WI	770	96.4%	1,332	557	95.5%	1,387
Atlanta	GA	655	96.5%	1,631	265	92.8%	1,681
Pittsburgh	PA	340	97.4%	1,159	267	97.4%	1,187
Pensacola	FL	300	95.0%	1,461	200	92.5%	1,479
Greenville	SC	376	96.8%	1,356	266	95.9%	1,418
Little Rock	AR	260	96.9%	1,072	243	97.1%	1,076
Huntsville	AL	274	98.5%	1,416	195	97.9%	1,430
Raeford	NC	250	98.0%	1,272	151	97.4%	1,318
Portales	NM	350	96.0%	1,171	137	91.2%	1,185
Omaha	NE, IA	272	98.9%	1,322	252	99.2%	1,334
Triad	NC	219	96.8%	1,432	174	96.0%	1,461
Montgomery	AL	295	94.9%	1,272	242	94.6%	1,290
Sub-Total/Average		20,584	96.3%	$1,296	15,589	95.7%	$1,309
Held for Sale		220	n/a	n/a	n/a	n/a	n/a
Total/Average		20,804	96.3%	$1,296	15,589	95.7%	$1,309

Occupancy is calculated as the number of homes occupied as of the respective period end divided by the total number of homes, expressed as a percentage. Single-family properties that we acquire are classified as either stabilized or non-stabilized. Consistent with the National Rental Home Council’s definition, a property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Additionally, according to the National Rental Home Council, a property acquired and deemed to not be in need of an upfront renovation may be added to or withheld from the stabilized portfolio based on management’s discretion. Historically, we have generally purchased the majority of our properties in bulk and have not considered them stabilized on acquisition if we cannot confirm that each property in the acquired portfolio is not in need of an upfront renovation. However, the Company determined that 700 homes in a contiguous neighborhood acquired in February 2022 were not in need of an upfront renovation and were considered stabilized upon acquisition. Since stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of December 31, 2024, a total of 22.7% of our VineBrook Portfolio was excluded from being classified as stabilized homes because the homes were purchased with residents in place, remained occupied as of December 31, 2024 and could not become stabilized until the tenants moved out. As of December 31, 2024, on average, homes in the VineBrook Portfolio were in rehabilitation for 195 days and the average length of time from acquisition to stabilization, excluding homes that were purchased tenant-occupied, is 191 days.
The NexPoint Homes Portfolio
NexPoint Homes owns and operates single-family rental homes for lease in the Sunbelt region of the United States and generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. Over time, VineBrook may purchase some or all of the NexPoint Homes Portfolio or may seek to monetize its investment in NexPoint Homes through a sale of its interest or other transaction. As of December 31, 2024, the OP owned approximately 81.0% of the outstanding NexPoint Homes Shares (defined below). The OP’s substantial ownership in NexPoint Homes, together with other factors, requires us to consolidate the investment in NexPoint Homes under GAAP.
As of December 31, 2024, the NexPoint Homes Portfolio consisted of 2,247 single-family rental homes primarily located in the midwestern and southeastern United States. As of December 31, 2024, the NexPoint Homes Portfolio had occupancy of approximately 91.4% with a weighted average monthly effective rent of $1,741 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period greater than 30 days. As of December 31, 2024, 2,091 homes in the NexPoint Homes portfolio were stabilized, the occupancy of stabilized homes was 91.4%, and the weighted average monthly effective rent of stabilized occupied homes was $1,741.

The table below provides summary information regarding our NexPoint Homes Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	198	88.9%	$2,027	198	88.9%	$2,027
Birmingham	AL	120	89.2%	1,576	120	89.2%	1,576
Charlotte	NC	56	98.2%	1,934	56	98.2%	1,934
Dallas/Ft Worth	TX	51	90.2%	2,328	51	90.2%	2,328
Fayetteville	AR	317	91.5%	1,688	317	91.5%	1,688
Huntsville	AL	70	88.6%	1,828	70	88.6%	1,828
Kansas City	MO, KS	146	96.6%	1,928	146	96.6%	1,928
Little Rock	AR	210	91.4%	1,433	210	91.4%	1,433
Memphis	TN, MS	56	92.9%	1,792	56	92.9%	1,792
Oklahoma City	OK	341	90.9%	1,677	341	90.9%	1,677
San Antonio	TX	199	91.5%	1,709	199	91.5%	1,709
Tulsa	OK	158	92.4%	1,652	158	92.4%	1,652
Other (1)	AL,FL,KS,TX	169	89.9%	1,804	169	89.9%	1,804
Sub-Total/Average		2,091	91.4%	$1,741	2,091	91.4%	$1,741
Held for Sale		156	n/a	n/a	n/a	n/a	n/a
Total/Average		2,247	91.4%	$1,741	2,091	91.4%	$1,741
(1) Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
Investment Objectives and Strategy
Our mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional-quality management. Our investment objectives are to acquire properties with cash flow growth potential, renovate and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. We typically acquire homes in locations where we believe we can contribute to revitalizing the surrounding community. We believe we can accomplish our mission and achieve our investment objective through active portfolio management that delivers high quality service and increases resident satisfaction, which we believe will allow us to maintain stable cash flow and achieve value appreciation across both the VineBrook Homes Portfolio and the NexPoint Homes Portfolio. Our target markets exhibit lower institutional competition, meaningful household formation growth and superior revenue growth relative to national averages as well as the opportunity for us to own enough homes to achieve operating efficiencies and economies of scale. Our target markets for the VineBrook Portfolio include the following metropolitan statistical areas or MSAs: Cincinnati (OH, KY), Dayton (OH), Columbus (OH), St. Louis (MO), Indianapolis (IN), Birmingham (AL), Kansas City (MO, KS), Memphis (TN, MS), Montgomery (AL), Pittsburgh (PA), Greenville (SC), Columbia (SC), Huntsville (AL), Milwaukee (WI), Omaha (NE, IA), Little Rock (AR), Jackson (MS), Augusta (GA, SC), Atlanta (GA), Pensacola (FL), Raeford (NC), Portales (NM) and the Triad (NC). Our target markets for the NexPoint Homes Portfolio include the following metropolitan statistical areas or MSAs: Atlanta (GA), Birmingham (AL), Charlotte (NC), Dallas/Ft Worth (TX), Fayetteville (AR), Huntsville (AL), Kansas City (MO, KS), Little Rock (AR), Memphis (TN, MS), Oklahoma City (OK), San Antonio (TX) and Tulsa (OK). We, in consultation with our Adviser, regularly monitor and stress-test each market, the VineBrook Portfolio and the NexPoint Homes Portfolio as a whole under various scenarios, enabling us to make informed and proactive investment decisions.

Net Asset Value (“NAV”)
The purchase price at which shares of our Common Stock may be repurchased in accordance with the terms of the Amended Share Repurchase Plan (as defined below) is generally based on the most recent NAV in effect at the time of repurchase, and shares of our Common Stock issued under the dividend reinvestment plan (the “DRIP”) reflect a 3% discount to the then-current NAV. In addition, the sale price of the shares of our Common Stock sold in our continuous private placement offering of 40,000,000 shares of Common Stock (the “Private Offering”) was equal to the most recent NAV in effect at the time a subscription agreement or funds were received, plus applicable fees and commissions.
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
The Valuation Methodology included an initial valuation (“Initial Valuation”) conducted by Green Street for the July 31, 2021 NAV per share, followed by monthly or quarterly ongoing valuations (“Ongoing Valuations”) as determined by the Board, which are also conducted by Green Street.

Initial Valuation
The first quarterly valuation that Green Street conducted ascribed values for both the stabilized and un-stabilized homes in our VineBrook Portfolio. In applying the Valuation Methodology in connection with the initial valuation and acquisition of homes after the initial valuation, a home is considered un-stabilized if it: (1) is unoccupied and was acquired or completed its renovation within the last twelve months; or (2) if the remaining renovation costs exceed 15% of cost basis (i.e., the acquisition price and completed renovation costs). All other homes are considered stabilized. The valuation of stabilized homes begins with the aggregation of third-party automated valuation model (“AVM”) estimates. Third-party automated valuation models calculate a property’s estimated value in real-time using mathematical algorithms combined with databases of existing properties and transactions. Green Street assesses the implied metrics stemming from AVM estimates by triangulating between implied capitalization rates, anticipated operating margins, and sales values per square foot to ascribe an explicit value for each stabilized home.
Green Street then calculates a stabilized capitalization rate using an estimate of operating income over the next twelve months (“Forward NOI”) divided by the AVM output. If AVM estimates imply a capitalization rate that differs significantly from other market-level observations (i.e., greater than two standard deviations from the mean capitalization rate), further analysis is conducted and manual/subjective adjustments may be warranted and applied. Green Street estimates the value of un-stabilized homes using the discounted cash flow method. The discounted cash flow method begins with an estimation of home value upon stabilization using the capitalized income approach. Capitalized income determines real estate value based on an estimate of Forward NOI and divides that income by a market-level capitalization rate. Market-level rent and operating margin estimates are used to determine Forward NOI. Stabilized capitalization rates for each market are determined using the implied capitalization rate of the Company’s existing stabilized portfolio. The projected stabilized home value is discounted at Green Street’s estimated unlevered required return to ascribe a current value. Unlevered required return estimates incorporate market-level cap rates, future NOI growth, and an adjustment for risk.
In addition to the home valuations, Green Street values other assets and liabilities to arrive at a preliminary NAV. Cash, listed securities, receivables, prepaid expenses, and other current assets which have a defined and quantifiable market value are included in the gross asset value. Intangible assets without a quantifiable market value (i.e., goodwill) are excluded. Long-term fixed-rate liabilities are marked-to-market using a prevailing treasury yield of similar maturity and an appropriate spread to account for risk. Variable rate debt is listed at book value. Preferred equity obligations are accounted for at face value and counted as debt. Accounts payable and other current liabilities which have a defined and quantifiable market value are included at book value. The preliminary NAV per share is calculated on a fully diluted basis, assuming all restricted stock unit grants, profit interest unit grants and earned performance shares are fully vested and all OP Units are converted to Common Stock of the Company.

Ongoing Valuations
Subsequent to the Initial Valuation, the Company has utilized, and expects to continue to utilize, the following valuation methodology in determining NAV. Green Street will determine stabilized home values by applying a proprietary appreciation index to Green Street’s estimate of beginning stabilized value. Beginning stabilized value for each home is determined either during the Initial Valuation or after an un-stabilized home becomes stabilized. The proprietary appreciation index utilizes a blend of Freddie Mac and Case-Schiller indices, the weighting of which is proprietary to Green Street. Green Street will estimate the value of homes that were un-stabilized during the Initial Valuation and transitioned to stabilization within the last three months (“Transition Homes”). Transition Homes will be valued using the capitalized income methodology. Green Street will estimate Forward NOI by reviewing the Company’s in-place income and expense data and applying estimates for forward growth. Market-level stabilized capitalization rates will be determined using the implied capitalization rate of the Company’s existing stabilized assets. This value will serve as the starting point from which home price appreciation is applied in subsequent quarters. Un-stabilized homes will be the same as outlined in the Initial Valuation section above. As new homes are purchased each quarter, Green Street will assess the state of the asset (i.e., stabilized or un-stabilized) using occupancy figures, in-place rent relative to market (if occupied), and anticipated renovation costs. Value estimates for newly acquired assets will be determined according to Green Street’s Initial Valuation methodology for stabilized and un-stabilized assets. The ongoing valuations for the various other assets and liabilities will follow the same methodology as outlined in the Initial Valuation.
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
◦Issuance date
◦Maturity date
◦Current outstanding balance
◦Maximum outstanding balance
◦Floating or fixed rate
◦Effective interest rate information (index and spread)
Once the above information is provided by the Adviser to Green Street, Green Street analyzes the data and synthesizes it with their proprietary real estate data and calculations (as described above) to assess and estimate the growth, income, margin and risk of the VineBrook Portfolio as a whole. These estimated inputs then factor into their preliminary NAV.

NAV Determination
Following receipt of the preliminary NAV from Green Street, the Adviser will calculate transactions costs as described below and make any other adjustments deemed necessary prior to recommending NAV to the Pricing Committee. Based off this recommendation, the Pricing Committee will then determine NAV.
The estimated transaction costs are determined based on a hypothetical exit transaction or initial public offering of the Company. The Adviser estimates these transaction costs based on three separate scenarios that are weighted based on probable future outcome: (1) portfolio liquidation (2) private sale of the Company and (3) an initial public offering. The Adviser believes consideration and weighing the probabilities of each of these types of transactions is required to measure the true value of the Company. The NAV per share is then calculated on a fully diluted basis assuming all restricted stock unit grants, profit interest unit grants, and earned performance shares are fully vested and all OP Units are converted to Common Stock of the Company.
The factors management uses to determine the weightings is related to the practicality and likelihood of each scenario. As the VineBrook Portfolio grows larger, a pure liquidation of the portfolio (scenario 1) becomes less probable; furthermore, as the Company grows and continues to gain scale, it becomes more probable that an initial public offering (scenario 3) or private sale (scenario 2) will occur. The below outlines the various components and general assumptions related to each scenario that comprise the transaction cost estimate which are subject to change in future NAV calculations based off management’s best estimates:
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
During the year ended December 31, 2024, the NAV was reviewed and determined on a quarterly basis by the Pricing Committee. The most recent NAV per share in effect at any given point in time will be based on the NAV as of the most recent determination date. The NAV as of the filing date of this Form 10-K is $54.54 and was based on the NAV per share as of December 31, 2024. The NAV is used for distribution reinvestment and redemptions. The determination of NAV under the Valuation Methodology involves significant judgment and estimation of the transaction costs by our Adviser.

The following table presents our historical NAV as determined by the Pricing Committee since December 31, 2021:

Date	NAV per share
December 31, 2024	$54.54
September 30, 2024	55.45
June 30, 2024	57.57
March 31, 2024	57.99
December 31, 2023	58.95
September 30, 2023	60.23
June 30, 2023	61.63
March 31, 2023	61.32
December 31, 2022	63.04
September 30, 2022	62.97
June 30, 2022	62.75
March 31, 2022	59.85
December 31, 2021	54.14
The following table provides a breakdown of the major components of our NAV per share amounts since December 31, 2021 (in thousands, except per share amounts):

As of	Value of Homes (1)	Other assets (2)	Debt, net (3)	Preferred equity (4)	Other liabilities (5)	Transaction costs and other adjustments (6)	NAV	Fully diluted shares	NAV per share
December 31, 2024	$3,743,397	$192,580	$(1,897,470)	$(188,606)	$(102,485)	$(24,025)	$1,723,391	31,598	$54.54
September 30, 2024	3,719,201	312,408	(1,977,202)	(188,606)	(107,052)	(9,365)	1,749,384	31,549	55.45
June 30, 2024	3,734,373	307,408	(1,923,656)	(188,606)	(106,584)	(12,400)	1,810,535	31,448	57.57
March 31, 2024	3,704,607	325,319	(1,917,888)	(188,706)	(101,003)	(16,930)	1,805,399	31,135	57.99
December 31, 2023	3,784,571	186,807	(1,805,460)	(188,706)	(114,333)	(33,033)	1,829,846	31,042	58.95
September 30, 2023	3,881,176	188,200	(1,860,150)	(188,706)	(118,036)	(41,812)	1,860,672	30,890	60.23
June 30, 2023	4,011,898	153,929	(1,951,294)	(125,000)	(109,689)	(110,675)	1,869,169	30,327	61.63
March 31, 2023	3,982,399	161,702	(2,003,222)	(125,000)	(103,625)	(61,037)	1,851,217	30,191	61.32
December 31, 2022	3,944,952	254,487	(2,035,991)	(125,000)	(115,774)	(19,922)	1,902,752	30,183	63.04
September 30, 2022	3,912,049	268,099	(1,886,042)	(125,000)	(139,904)	(62,729)	1,966,473	31,229	62.97
June 30, 2022	3,487,870	233,592	(1,445,007)	(125,000)	(101,331)	(83,705)	1,966,419	31,337	62.75
March 31, 2022	3,199,537	173,334	(1,270,029)	(125,000)	(74,351)	(134,766)	1,768,725	29,553	59.85
December 31, 2021	2,422,218	108,085	(768,545)	(125,000)	(85,984)	(120,426)	1,430,348	26,417	54.14
(1)As determined in accordance with the valuation methodology in effect at the time of determination.
(2)Includes cash, accounts receivable, prepaids and other assets calculated on a GAAP basis. Also includes the Company's investment in NexPoint Homes since June 30, 2022. For purposes of calculating VineBrook's NAV, we do not consider NexPoint Homes to be a consolidated investment.
(3)Presented net of unamortized deferred financing costs, in accordance with GAAP.
(4)Presented at redemption value.
(5)Includes accounts payable, accrued expenses and interest, security deposits and other liabilities calculated on a GAAP basis.
(6)As estimated by management in accordance with the valuation methodology in effect at the time of determination.
While we believe our assumptions are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, a 1% increase in the value of properties as of December 31, 2024 would result in a $1.18 increase in our NAV per share. Assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2024 of $1,000,000 would result in a $0.03 decrease in our NAV per share.

Our Valuation Methodology is based upon a number of estimates and assumptions, including estimated transaction costs that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV. Accordingly, we have disclosed the following risk factors relative to our NAV:
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
Our target leverage is 60-65% loan-to-value (“LTV”), with value being calculated as the value of our assets used to determine our NAV (see above under “—Net Asset Value (“NAV”)” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value”). As of December 31, 2024, our leverage percentage was 57.88%.

The following table presents a summary of our current outstanding indebtedness for the VineBrook Portfolio as of December 31, 2024 (dollars in thousands):

	Type	Outstanding Principal as of December 31, 2024
Warehouse Facility	Floating	$457,183
JPM Facility	Floating	97,350
ABS I Loan	Fixed	389,274
ABS II Loan	Fixed	402,334
MetLife Note	Fixed	104,312
MetLife Term Loan I	Fixed	340,099
MetLife Term Loan II	Fixed	249,899
TrueLane Mortgage	Fixed	8,165
Crestcore II Note	Fixed	2,574
Crestcore IV Note	Fixed	2,391
Total Outstanding Principal		$2,053,581
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the above indebtedness and outstanding indebtedness for the NexPoint Homes Portfolio as of December 31, 2024.
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
Human Capital
As of December 31, 2024, we had 528 full-time employees. None of our employees are covered by a collective bargaining agreement. We seek to recruit, attract, and retain talent that has a breadth of property management experience and expertise in customer service, construction management, and asset management. Through continual training and on-going development initiatives, we work to keep our team informed on up-to-date best practices, leveraging some of the latest technologies available in the industry, while consistently returning to foundational subjects pertaining to Fair Housing standards. We seek to have a highly qualified team comprised of individuals from diverse backgrounds and experiences that align with the demographics inherent to our markets. Through our core values of hard work, integrity, communication and execution we have built an organization that is recognized by its quality and resident satisfaction. Our highly trained and experienced staff is dedicated to providing the best experience to current and future residents, while demonstrating a commitment to being good citizens in our communities. Additionally, we are externally managed by our Adviser pursuant to the Advisory Agreement.
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

Seasonality
We believe that our business and related operating results will be impacted by seasonal factors throughout the year. We experience higher levels of resident move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Furthermore, our property operating costs are seasonally impacted in certain markets for expenses such as repairs to heating, ventilation and air conditioning systems, turn costs and landscaping expenses during the summer season. Additionally, our properties are at greater risk in certain markets for adverse weather conditions such as extreme cold weather in winter months and hurricanes in late summer months.
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

Item 1A. Risk Factors
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
•risks associated with our ability to identify, lease to and retain quality residents, including those relating to housing market conditions;
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

•our dependence on information systems and risks associated with breaches of our data security or our use of artificial intelligence;
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

Due to these transfer restrictions, the repurchase of Common Stock by us will likely be the only way for stockholders to dispose of their Common Stock. We will repurchase our Common Stock at a price equal to the most recent NAV per share in effect and not based on the price at which stockholders initially purchased their Common Stock. The Board has determined to suspend share repurchases in the past and may do so in the future. There is no guarantee that the Board will repurchase any or all of its shares of Common Stock that are submitted for repurchase.
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
Our Board has adopted the DRIP whereby investors who purchased shares of our Common Stock may elect to have their dividends reinvested through purchases of additional shares (each electing investor, a “participant”). Any cash dividends attributable to shares of our Common Stock owned by a participant in the DRIP will be used to purchase additional shares of our Common Stock on the payment date for the dividend. The purchase price per share for shares of our Common Stock purchased pursuant to the DRIP will be equal to 97.0% of most recent NAV in effect on the purchase date, equivalent to a 3.0% discount. Purchases made through the DRIP have no minimum investment amount and no fees, commissions or offering and organization expenses will be paid in respect of or attributable to such purchases. The Board in its discretion may amend or suspend the DRIP at any time, including but not limited to decreasing the discount at which shares of Common Stock are purchased through the DRIP.

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
Actual operating results for a given period may differ from what we originally budgeted for that period or what was included in the information provided to Green Street, which may cause a material increase or decrease in the NAV per share amounts. Further, while we believe the Adviser’s estimates of transaction costs are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, an increase in the estimated transaction costs as of December 31, 2024 of $1,000,000 would result in a $0.03 decrease in our NAV per share. In addition, if there is a material event subsequent to the valuation date but prior to the Pricing Committee’s determination of NAV, such material event may not be reflected in NAV until the next NAV determination. There will be no retroactive adjustment to the NAV, the price we paid to repurchase shares of our Common Stock or NAV-based fees paid to our Adviser to the extent NAV for a period does not accurately reflect a change in the assumptions underlying the NAV calculation or a material event.
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
As of December 31, 2024, there are 4,996,000 shares of Series A Preferred Stock and 2,548,240 shares of Series B Preferred Stock issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock rank, with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up, (1) senior to our Common Stock; (2) on parity with each other and all equity securities issued by us with terms specifically providing that those equity securities rank on parity with the Series A Preferred Stock and Series B Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up; and (3) junior to all our existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Additionally, unless the mandatory redemption date is extended, if we fail to effect a mandatory redemption of the Series A Preferred Stock by October 7, 2027, and such non-compliance remains uncured by us on the nine-month anniversary following such date, the number of directors shall be automatically increased to such number as is necessary so that a majority of the outstanding shares of Series A Preferred Stock shall have the right at any time after such date to elect a majority of the members of our Board.
Risks Related to Our Business and the Single-Family Rental Housing Market
We have a limited operating history and may not be able to replicate the historical results achieved by other entities managed by or sponsored by affiliates of our Adviser, management team or their affiliates.
We have a limited operating history from which potential investors may evaluate likely performance. Neither the past performance of previous investments of our Adviser and its affiliates, nor the past financial performance of us, the partnerships and limited liability companies that owned the Initial Portfolio (as defined below) that the Company acquired in the Formation Transaction (the “VineBrook Companies”) or members of our management team or their affiliates can be relied upon as an indicator of our future performance or success due to a variety of factors, including changes in personnel, different national and local economic circumstances, different supply and demand characteristics, and varying circumstances relating to the real estate markets. Since our performance depends on future events, it is inherently uncertain.

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
Our Portfolio is concentrated in the single-family asset class; our Portfolio is also geographically concentrated, which could adversely affect operations if either the targeted markets or asset class suffers from a negative event.
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
In the future, the Federal Reserve may lower interest rates, which together with government programs designed to keep homeowners in their homes and/or other factors, may contribute to trends that favor homeownership rather than renting. A softening of the rental market in our markets would reduce our rental revenue, which could adversely impact our cash available for distribution.
Competitive pressures from rental homes, multifamily units, supply of affordably priced single-family rental homes and current high levels of home affordability in our target markets may have a material impact on our performance.

All of our houses are located in developed areas that include other single-family houses. The number of competitive houses in a particular area could have a material effect on our ability to lease our houses and on the rents charged. The pool of potential renters is reduced by those who choose to purchase, rather than rent, houses. Government sponsored programs, future lower mortgage interest rates, a large supply of foreclosed homes on the market and depressed home values all pose threats to the SFR market. As a result of these potential factors, current renters may be discouraged from continued rental. Further, the supply of affordably priced single-family rental home available to invest may decrease due to supply shortage, which may increase competition for residents, limit our strategic opportunities, and increase the cost to acquire those properties. In addition, multi-family properties, particularly apartment buildings, provide housing alternatives to potential renters of single-family houses. The continuing development of apartment buildings in many markets increases the supply of housing and may exacerbate the competition for renters, which may have a negative impact on our ability to attract sufficient renters and the quality of our residents.

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
As of December 31, 2024, approximately 9.1% of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have residents who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
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
Macroeconomic trends, including increases in or high inflation and high interest rates, may adversely impact our business, financial condition and results of operations. High inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs, including for labor at the corporate levels. Inflationary pressures have also increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of resident defaults and harm our operating results
During 2024, the U.S. Federal Reserve introduced three federal funds rate cuts in an effort to reduce borrowing costs. The results of these actions have yielded decreases in the high prevailing interest rates of 2023. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, any increases in interest rates will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and the Israel-Hamas war adds, and other international tensions or escalations of conflict including trade tensions between the United States and China and other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases may also generally impair the performance of investments, increase funding costs, limit access to the capital markets or result in decisions by lenders not to extend credit. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, or if one already exists and worsens in the future, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially.
Changes in accounting rules and other policy or regulatory changes could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.
The SEC, Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.
The recent change in the U.S. Presidential Administration and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business.
Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Cybersecurity incidents and cyber-attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, the risk of which may be heightened by the increased prevalence and use of artificial intelligence. There can be no assurance that the measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including accidental or unauthorized disclosure of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to stockholders. Further, any interruption or deterioration in the performance of third-party service providers or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business. In addition, although our Adviser maintains insurance coverage that may cover certain aspects of our cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed policy limits or are not covered under any of our Adviser's current insurance policies.
The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. In addition, recent well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks, and may in the future result in heightened cyber-security requirements and/or additional regulatory oversight. As cyber-security threats and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain. Any such actions may adversely impact our results of operations and financial condition.
Furthermore, if some of our or our Adviser’s employees are required to work remotely in the future due to pandemics or infectious diseases, or if we or our Adviser allow permanent or significant remote work by any of our or its employees, there may be an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.
Breaches of our data security could materially harm our business and reputation.
We collect and retain certain personal information provided by our residents and prospective residents. In addition, NexPoint engages third-party service providers that may collect and hold personally identifiable information of our residents or prospective residents. While security measures to protect the confidentiality of this information are in place, we can provide no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and/or loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.
As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party service providers and other third parties may be unable to adequately anticipate these techniques or breaches or implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party service providers’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents or other tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

Our business could be harmed if we are unable to effectively integrate and use artificial intelligence.
If we are unable to remain competitive by integrating and using artificial intelligence, our business could be harmed. In addition to competitive risks, the incorporation of artificial intelligence into our technological framework poses ethical and cybersecurity risks, as well as the regulatory risks associated with compliance with state and national laws and regulations.
The SFR portfolios tend to be larger than portfolios in other property sectors and is a relatively new sector, which could limit the quality and availability of data and financial information available on large SFR portfolios we acquire.
Unlike other property sectors, SFR portfolios tend to be extremely large. For example, as of December 31, 2024, through the VineBrook Portfolio we own approximately 20,804 SFR assets across 18 states, whereas a portfolio in a publicly traded multifamily REIT has on average 249 properties. Because each unit in an SFR portfolio is generally also an individual property, and financial records must be maintained on each individual property, the volume of data and information to be kept is larger in the SFR sector as compared to other sectors.
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
As of December 31, 2024, in the VineBrook Portfolio, we own single family homes in 18 states. We may be subject to state and/or local tax obligations in some of those states as a result of the income generated from the SFR properties in those states. If we are subject to such state and/or local tax obligations, or if such obligations increase, our cash available for distribution to investors may be materially and adversely affected.

As a result of our OP’s investments in NexPoint Homes, we have consolidated its revenue and any decrease in revenue of NexPoint Homes or increase in capital contributions required by NexPoint Homes may have a negative effect on our results of operations.
On June 8, 2022, in connection with the formation of NexPoint Homes, the OP invested an aggregate of $100 million into NexPoint Homes in exchange for 2,000,000 shares of Class A common stock, par value $0.01 per share of NexPoint Homes (the ‘NexPoint Homes Shares”) and convertible notes. Over time, we may purchase some or all of the NexPoint Homes portfolio, or may seek to monetize our investment in NexPoint Homes through a sale of our interest or other transaction. As of December 31, 2024, the OP owned approximately 81.0% of the outstanding NexPoint Homes Shares. As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require that the Company consolidate the OP’s investment in NexPoint Homes.
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
Any future outbreaks of infectious disease, which may include COVID-19 or a future pandemic, inflation, high interest rates, the war in Ukraine and the Israel-Hamas war have led or may lead to economic uncertainty in the U.S. and other countries. During periods of economic uncertainty or recession, high interest rates or declining demand for real estate could result in a general decline in rents or an increased incidence of defaults under existing leases. Such adverse impacts to the economy generally or to our real estate in particular could negatively impact, among other things, our rental income, the value of our real estate, and our ability to raise capital. If we cannot operate our Portfolio to meet our financial expectations or if we cannot raise adequate capital, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations or cash flow may be significantly negatively impacted.
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
•the risk of a prolonged outbreak and/or multiple waves of an outbreak could cause long-term damage to economic conditions, which in turn could diminish our access to capital at attractive terms and/or cause material declines in the fair value of our assets, leading to asset impairment charges; and
•the potential inability to maintain adequate staffing at our properties and corporate offices due to an outbreak and/or changes in employee preferences causing them to leave their jobs.
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
Numerous resident rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. Various legislative and regulatory bodies have also been focused on the shortage and increases in the cost of residential housing in the United States. While we intend to conduct our business lawfully and in compliance with applicable landlord-resident and consumer laws, with a focus on high quality service, resident retention and eviction prevention, such organizations might work in one or multiple states to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light, which could adversely affect our reputation, and business. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, such organizations may lobby municipal, county and state attorneys to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations and prevent or make it more expensive for us to acquire homes, adversely impact our business or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations, which could adversely affect our business, results of operations and financial condition, and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
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
Natural disasters and severe weather such as tornadoes, wind, or floods may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events, including any remediation efforts that may need to be undertaken in connection with such natural disaster or severe weather, is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as a flood) or destructive weather event (such as a tornado) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next.
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
As of December 31, 2024, $0.6 billion of our total debt outstanding bears interest at floating interest rates for the VineBrook Portfolio, and we may also borrow additional funds at floating interest rates in the future, including $252.6 million available for borrowing under the JPM Facility (defined below) as of December 31, 2024. As of December 31, 2024, 12 interest rate swap agreements and one interest rate cap agreement, with a combined notional amount of $1.4 billion with terms expiring in 2025, effectively fix the interest rate on $1.4 billion, or 256.1%, of our $0.6 billion of floating rate debt outstanding for the VineBrook Portfolio. Except to the extent we have arrangements in place that hedge against the risk of rising interests rates, an increase in interest rates could increase required debt service payments on floating rate debt and could reduce funds available for operations, future business opportunities, and distributions to stockholders. If we need to repay debt during times of rising or high interest rates, we could be forced to dispose of properties on unfavorable terms, which may not permit realization of the maximum return on such investments.
Interest-only indebtedness may increase our risk of default at maturity.
As of December 31, 2024, $0.7 billion of our debt outstanding was interest-only for the VineBrook Portfolio. Additionally, we may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. For all of this indebtedness other than the $241 million Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage (the “Initial Mortgage”), interest is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. For our Initial Mortgage, interest is payable monthly during the loan term and principal payments based on a 30 year amortization schedule are required during the last 36 months of the loan and the remainder of the principal, or a balloon payment, is payable at maturity. These required balloon payments may increase our risk of default under the related loan because we may not have the required funds to repay the principal as required under the agreements. These required principal or balloon payments may increase our risk of default under the related loan if we do not have funds available or are unable to refinance the obligation. Additionally, if we default on the payment of principal under one of our agreements, it may cause cross defaults under our other credit agreements. In order to make the required principal or balloon payments, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.
We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2024, there was $2.1 billion of debt outstanding related to our VineBrook Portfolio and $518.8 million of debt outstanding related to the NexPoint Homes Portfolio (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). For the VineBrook Portfolio, all of the outstanding debt is guaranteed by the Company or its subsidiaries. In addition, $237.2 million of debt outstanding related to the NexPoint Homes Portfolio is guaranteed by the OP. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2018. However, we cannot assure you that we will qualify and remain qualified as a REIT. Our qualification as a REIT will require us to satisfy numerous requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We expect that our current organization and proposed method of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect, which could result in our disqualification as a REIT.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs and any TRSs we form will be subject to U.S. federal income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal, state and local or non-U.S. taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.
To maintain our REIT qualification, we must meet annual distribution requirements, which could result in material harm to the Company if they are not met.
To maintain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, if we fail to distribute to our stockholders during each calendar year at least the sum of (a) 85% of our ordinary income for such year; (b) 95% of our capital gain net income for such year; and (c) any undistributed REIT taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (1) the amounts actually distributed by us and (2) retained amounts on which we pay U.S. federal income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or raise capital on a short-term or long-term basis, or to borrow funds even if the then-prevailing market conditions are not favorable for these borrowings, to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. Our inability to make required distributions as a result of such covenants could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

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
Our ownership of interests in TRSs raise certain tax risks.
A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to residents of its parent REIT. A TRS is subject to income tax as a regular C corporation. We currently own interests in TRSs and may acquire securities in additional TRSs in the future.

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
Our TRSs are and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our ownership of interests in TRSs.
As a REIT, the value of our interests in our TRSs generally may not exceed 20% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of interests in TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.
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
To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our charter prohibits, with certain exceptions, any shareholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding Common Stock, or 9.8% by value of the aggregate of our outstanding shares of our capital stock, including the Series A Preferred Stock and Series B Preferred Stock.
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
Waivers with respect to the ownership limits may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. Our stock is currently not regularly traded on an established securities market and as such, this exception does not currently apply. However, if our stock were to become regularly traded on an established securities market in the future, then this exception would apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our Common Stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our Common Stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons, including through a foreign-controlled domestic corporation, during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding Common Stock. Our stock is currently not regularly traded on an established securities market and as such, this exception does not currently apply. However, if our stock were to become regularly traded on an established securities market in the future, then this exception would apply.
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
On October 16, 2019, Highland, a former affiliate of our Adviser, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, NexPoint is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including NexPoint and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Adviser and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.
Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.
On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents’ motions to dismiss, including Mr. Dondero’s, remain pending. The UBS Lawsuit does not include claims related to our business or our assets. While our Adviser is not a party to the UBS Lawsuit, these proceedings could expose our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. As the historic external property manager of the VineBrook Portfolio and a current subsidiary that engages in property management functions and employs the majority of our employees, we maintain cybersecurity policies, standards, processes and practices at the Manager that cover our 20 physical office locations and over 525 employees. In general, we seek to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing our information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.
As one of the critical elements of our overall risk management, our cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Adviser’s Director of Information Technology, our management and the Interim Chief Technology Officer of the Manager that implement and oversee our cybersecurity program.
Risk Assessment: No less frequently than annually, we complete an assessment to identify potential cybersecurity threats and vulnerabilities to better prioritize and mitigate our cybersecurity risk. The assessment includes, among other things, evaluating the nature, sensitivity and location of information the Company collects, processes and stores and the resiliency of the underlying technologies, the validity and effectiveness of the Company’s security policies, controls and processes and the cybersecurity preparedness of the third-party vendors used by the Company. We complete internally managed weekly vulnerability testing and monthly penetration testing. To supplement our internal assessment, we also engage third-party consultants to assess system configurations through configuration review and annual penetration testing.
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, multi-factor authentication, and single-sign on for all employees required to access line of business applications, intrusion prevention and detection systems, anti-malware functionality and access controls. Our technical safeguards are evaluated and improved through the use of first and third party vulnerability assessment tools and cybersecurity threat intelligence.
Incident Response and Recovery Planning: We have established and maintained an incident response process and have associated policies in place. As of the date of this filing, we are undertaking an update to our network and system and as such our incident response plan is being updated.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including key vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. This includes reviews with our technology partners who provide the commercial off the shelf software applications we rely on to deliver business services.
Education and Awareness: We work in partnership with our human resources team to provide mandatory training for our employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address the Company’s cybersecurity threats and incidents. These efforts include a wide range of activities, including third-party annual penetration testing, internally managed weekly vulnerability testing and monthly penetration testing, third-party compliance testing and ongoing internal testing and creation and modification of policies and procedures. The results of these assessments are reported at least annually to the Audit Committee and the Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and ongoing testing.

The Audit Committee oversees the Company’s risk management policies, including the management of risks arising from cybersecurity threats. The Audit Committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including annual assessments of internal and third-party policies, vulnerability assessments, technological trends and information security considerations arising with respect to the Company. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with our management and the Director of Information Technology of our Adviser.
The Interim Chief Technology Officer of the Manager, in coordination with relevant senior management, including but not limited to the Director of IT Operations, Information Security Manager, and General Counsel of the Manager and the Director of Information Technology of the Adviser, work to define, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s incident response plan. To ensure the effectiveness of the relevant controls, our technology team monitors, updates, and evolves systems’ security postures to align to controls defined in the NIST Cybersecurity Framework. The Interim Chief Technology Officer of the Manager will promptly notify the Director of Information Technology of our Adviser, who will then notify the General Counsel of the Adviser and our President and Chief Executive Officer, of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.
The Interim Chief Technology Officer of the Manager has served in various roles in information technology and information security over the previous 30 years, holding company officer roles for both private and publicly traded companies including Chief Information Officer, Chief Security Officer, Chief Information Security Officer and Chief Technology Officer. The Chief Technology Officer of the Manager holds numerous security and technology credentials maintained in good standing including Certified Information Systems Security Professional (CISSP), as well as holding in good standing specialized security operations and data privacy credentials including ISACA Certified Information Security Manager (CISM) and IAPP Certified Information Privacy Manager (IAPP CIPM).
The Adviser’s Director of Information Technology has served in various roles in information technology and information security for 25 years, including serving as Global Technology Manager at a multi-national publicly traded broker-dealer, and 15 years as the Director of Information Technology at a privately held financial services firm. The Adviser’s Director of Information Technology holds an undergraduate degree in biochemistry and has attained numerous information technology certifications over the years including Microsoft Certified Systems Engineer (MCSE) and Cisco Certified network Professional (CCNP). The Adviser’s Senior Infrastructure Engineer has over 20 years industry experience, holds an undergraduate degree in radiology, and has completed various Microsoft related information technology certifications. Combined, our Adviser’s information technology team has over 50 years of experience covering all major aspects of network architecture and management.
In addition to our cybersecurity policies, standards, processes and practices, our Adviser maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework and the Azure Security Benchmark. Our Adviser deploys technical safeguards that are designed to protect our Adviser’s information systems from cybersecurity threats and completes internal and external assessments to identify potential cybersecurity threats and vulnerabilities and to identify and oversee cybersecurity risks presented by third parties. The Adviser’s Director of Information Technology, in coordination with relevant personnel of the Adviser, works to conceive, implement, and monitor the effectiveness of a program designed to protect their information systems from cybersecurity threats and to promptly respond to any security incidents.
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and we do not believe are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company’s critical operations, service or financial systems. See Item 1A. “Risk Factors, Risks Related to Our Business and the Single-Family Rental Housing Market, We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business” and “Breaches of our data security could materially harm our business and reputation.”

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
As of March 24, 2025, we had approximately 25,520,209 shares of Class A Common Stock outstanding held by a total of approximately 6,825 record holders. The number of record holders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
There is no public trading market for the Company's Common Stock. Refer to Item 1 for our NAV per share for the periods from December 31, 2021 to December 31, 2024. The Company intends to pay dividends in the near future and anticipates the dividend per share will not change from the historical rate.
Repurchase of Shares
The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the then current NAV per share in effect. The Share Repurchase Plan began on November 1, 2019, and was amended and restated on April 24, 2023. The total amount of aggregate repurchases of Common Stock is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see Exhibit 4.1 to this Form 10-K. However, the Board may determine to repurchase fewer shares of Common Stock than have been requested in any particular quarter to be repurchased under the Amended and Restated Share Repurchase Plan, or none at all, in our Board’s sole discretion or to suspend the program at any time at its discretion. The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Amended Share Repurchase Plan during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	21,410	55.45	21,410	69,172
Total	21,410	$55.45	21,410	$69,172
Common Stock DRIP
During the year ended December 31, 2024, we issued 425,628 shares through our DRIP. No underwriting discount or commission is applicable to sales through the Common Stock DRIP.

The following table provides information regarding the issuance of our Common Stock through the Common Stock DRIP during the year ended December 31, 2024 (dollar amounts in thousands, except per share sale price):

	Common Stock DRIP
Month Ended	Shares Reinvested	DRIP Price (1)	Reinvestment Amount (2)
January 31, 2024	110,120	$58.42	$6,433
April 30, 2024	107,515	57.18	6,148
July 31, 2024	104,007	56.25	5,850
October 31, 2024	103,986	55.84	5,807
Total	425,628		$24,238
(1)Common Stock DRIP shares are generally purchased at a discounted rate of 97% of the NAV in effect.
(2)For shares of Common Stock issued under the common stock DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 7 to the consolidated financial statements included in this Form 10-K for further discussion.
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
Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the year ended December 31, 2024.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
This section of this Form 10-K generally discusses the years ended December 31, 2024 and 2023. A discussion of the year ended December 31, 2022 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
The Company is an owner and operator of single-family rental homes that are rented to residents under leases with typical durations of one year. The Company’s mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional, quality management. Our investment objective is to acquire properties with cash flow growth potential, renovate and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. Our investment focus has historically been on the affordable and workforce segments of the housing industry, but we are not precluded from investing in homes in the higher-cost segments of the housing industry. We typically acquire homes in locations where we believe we can contribute to revitalizing the surrounding community. The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 20,804 homes as of December 31, 2024 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes Portfolio is a reportable segment added during 2022 comprised of 2,247 homes as of December 31, 2024 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. As of December 31, 2024, we, through our OP and its consolidated subsidiaries, owned and operated 23,051 single-family rental homes located in 20 states.

We are primarily focused on acquiring, renovating, leasing, maintaining and otherwise managing single-family rental home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. We intend to employ targeted management and a value-add program at a majority of our homes in an attempt to improve rental rates and the net operating income (“NOI”) at our homes, enhance cash flow, provide quarterly cash distributions and seek long-term capital appreciation for our stockholders as well as provide our residents with affordable, safe and clean homes with a high quality of service. We are externally managed by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.
We began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned our initial portfolio of approximately 4,129 SFR assets located in Ohio, Kentucky and Indiana for a total purchase price of approximately $330.2 million (the “Initial Portfolio”), including closing and financing costs of approximately $6.0 million. On November 1, 2018, the Company accepted subscriptions for 1,097,367 shares of Common Stock for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of such Common Stock were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from the Initial Mortgage.
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
On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a litigation subtrust formed in connection with the Highland Bankruptcy against various persons and entities, including NexPoint and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, the UBS Lawsuit was filed against Mr. Dondero and a number of other persons and entities. On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents’ motions to dismiss, including Mr. Dondero’s, remain pending. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource Operations, LLC (“HomeSource” or the “NexPoint Homes Manager”) in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). On September 8, 2023, Whelan commenced a lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement. The parties to the lawsuit filed an Agreed Motion to Dismiss with Prejudice in Texas state court, and pursuant to that motion all matters of fact and things in controversy have been fully and finally resolved. The Texas litigation was dismissed with prejudice on February 20, 2025. The Company was not a defendant in the Texas litigation, was not a party to the HomeSource Letter Agreement and the settlement of the Texas litigation will not have a material effect on the Company, its results of operations or financial condition.
During the year ended December 31, 2024, HomeSource notified NexPoint SFR Operating Partnership, L.P. (the “SFR OP”) that the NexPoint Homes Manager would cease business operations in September 2024. The SFR OP has transitioned property management to Mynd, as discussed in Note 11 of our consolidated financial statements.

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
On August 3, 2023, the OP, the Contributors and the Contributors Representative entered into the Contribution Agreement pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager. As a result of sending the Call Right Notice, the fee in connection with the Internalization (the “Internalization Fee”), the Company paid to acquire the Manager was $20.3 million, prior to closing adjustments, which was fixed based on May 31, 2022 data. The Internalization Fee was paid in a combination of cash and OP Units. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed.
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
Tusk and Siete Portfolio Acquisitions
On August 3, 2022, VB Five, LLC (“Buyer”), an indirect subsidiary of the Company, entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,610 single-family rental homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, the Buyer entered into a purchase agreement under which the Buyer agreed to acquire a portfolio of approximately 1,289 single-family rental homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and the Buyer forfeited its initial deposit of approximately $17.7 million. The initial deposit forfeitures of the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.
Series B Preferred Stock Offering
On July 31, 2023, the Company closed an offering of the Series B Preferred Stock of the Company. The Company issued 2,548,240 shares of the Series B Preferred Stock in the offering for gross proceeds of approximately $63.7 million. An aggregate of approximately $1.8 million in selling commissions and fees were paid in connection therewith.
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million. The OP purchased and retained the Class F Certificates for risk-retention purposes, totaling $39.1 million. The weighted average interest rate of the Regular Certificates (as defined below) is 4.7500%. At closing, 2,776 homes were included in the VINE 2023-SFR1 securitization’s collateral pool and as of December 31, 2024, the ABS I Loan is collateralized by 2,756 single-family rental homes (see Note 5 to our consolidated financial statements).
Asset Backed Securitization II
On February 29, 2024, the OP completed ABS II, comprised of seven components (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. For risk retention purposes, the OP purchased and retained the Class F Component, totaling $39.9 million. The weighted average interest rate of the regular certificates (Class A through E2) is 4.5000%. The ABS II Loan is collateralized by 2,457 single-family rental homes, and as of December 31, 2024, approximately 10.66% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into six tranches, all of which accrue interest at 4.6495% and have a maturity date of March 9, 2029.
Pathway to Homeownership Program
In 2024, we began our “Pathway to Homeownership” program, providing qualified residents with opportunities for home ownership. This initiative empowers individuals and families residing in a VineBrook Portfolio home to purchase their home outright by securing a conventional mortgage, enabling them to build equity in an affordable property. Residents of VineBrook Portfolio homes also have access to nationally recognized financial counseling and literacy resources at no additional cost to them through VineBrook’s partnership with Operation Hope. These services include workshops that focus on topics such as money management, credit and homeownership, all geared to help residents attain financial freedom. VineBrook is one of the only large single-family rental companies dedicated to providing affordable and workforce housing. Through the Pathway to Homeownership, we have added yet another option for affordable, accessible single-family living that otherwise might not be available in a supply-challenged market.

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of December 31, 2024 and 2023, the VineBrook Portfolio consisted of 20,804 and 21,843 homes, respectively, in 18 states. As of December 31, 2024 and 2023, the VineBrook Portfolio had an occupancy of 96.3% and 95.2%, respectively, and a weighted average monthly effective rent of $1,296 and $1,220, respectively, per occupied home. As of December 31, 2024 and 2023, the occupancy of stabilized homes in our VineBrook Portfolio was 95.7% and 95.1%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,309 and $1,239, respectively. As of December 31, 2024 and 2023, 25.1% and 32.3%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2024.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,866	96.2%	$1,360	2,367	95.8%	$1,376
Dayton	OH	2,717	97.1%	1,268	2,559	97.1%	1,264
Columbus	OH	1,626	96.0%	1,317	1,488	95.6%	1,319
St. Louis	MO	1,773	94.9%	1,195	1,134	93.5%	1,217
Indianapolis	IN	1,403	96.7%	1,302	1,087	96.2%	1,318
Birmingham	AL	1,035	96.3%	1,290	635	95.3%	1,301
Columbia	SC	949	95.9%	1,418	581	94.7%	1,453
Kansas City	MO, KS	1,086	96.9%	1,338	813	96.4%	1,350
Jackson	MS	802	96.5%	1,255	646	96.1%	1,259
Memphis	TN, MS	1,331	94.4%	1,080	897	92.9%	1,093
Augusta	GA, SC	635	97.5%	1,237	433	97.0%	1,308
Milwaukee	WI	770	96.4%	1,332	557	95.5%	1,387
Atlanta	GA	655	96.5%	1,631	265	92.8%	1,681
Pittsburgh	PA	340	97.4%	1,159	267	97.4%	1,187
Pensacola	FL	300	95.0%	1,461	200	92.5%	1,479
Greenville	SC	376	96.8%	1,356	266	95.9%	1,418
Little Rock	AR	260	96.9%	1,072	243	97.1%	1,076
Huntsville	AL	274	98.5%	1,416	195	97.9%	1,430
Raeford	NC	250	98.0%	1,272	151	97.4%	1,318
Portales	NM	350	96.0%	1,171	137	91.2%	1,185
Omaha	NE, IA	272	98.9%	1,322	252	99.2%	1,334
Triad	NC	219	96.8%	1,432	174	96.0%	1,461
Montgomery	AL	295	94.9%	1,272	242	94.6%	1,290
Charleston	SC	—	n/a	n/a	n/a	n/a	n/a
Sub-Total/Average		20,584	96.3%	$1,296	15,589	95.7%	$1,309
Held for Sale		220	n/a	n/a	n/a	n/a	n/a
Total/Average		20,804	96.3%	$1,296	15,589	95.7%	$1,309
The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	3,046	96.2%	$1,260	2,431	96.1%	$1,283
Dayton	OH	2,736	96.4%	1,209	2,522	96.6%	1,202
Columbus	OH	1,652	97.1%	1,247	1,475	97.2%	1,251
St. Louis	MO	1,867	94.4%	1,128	1,071	93.7%	1,150
Indianapolis	IN	1,407	94.1%	1,222	993	93.6%	1,253
Birmingham	AL	1,063	94.2%	1,230	535	91.8%	1,240
Columbia	SC	960	93.6%	1,324	478	92.9%	1,378
Kansas City	MO, KS	1,106	95.9%	1,263	747	95.6%	1,261
Jackson	MS	847	93.4%	1,177	636	93.1%	1,194
Memphis	TN, MS	1,360	93.1%	1,000	807	93.4%	1,038
Augusta	GA, SC	671	94.2%	1,172	391	92.6%	1,256
Milwaukee	WI	786	95.2%	1,215	506	94.9%	1,283
Atlanta	GA	705	93.6%	1,523	186	89.2%	1,728
Pittsburgh	PA	377	96.8%	1,097	268	96.6%	1,141
Pensacola	FL	300	96.0%	1,427	163	96.9%	1,470
Greenville	SC	386	95.6%	1,281	244	93.9%	1,367
Little Rock	AR	269	93.7%	1,024	250	93.2%	1,029
Huntsville	AL	278	97.8%	1,315	174	97.1%	1,343
Raeford	NC	250	97.2%	1,203	111	98.2%	1,295
Portales	NM	350	96.3%	1,146	136	95.6%	1,198
Omaha	NE, IA	292	96.9%	1,255	270	96.7%	1,263
Triad	NC	221	94.6%	1,368	162	95.1%	1,388
Montgomery	AL	310	94.2%	1,219	235	94.0%	1,250
Charleston	SC	9	100.0%	1,722	—	n/a	n/a
Sub-Total/Average		21,248	95.2%	$1,220	14,791	95.1%	$1,239
Held for Sale		595	n/a	n/a	n/a	n/a	n/a
Total/Average		21,843	95.2%	$1,220	14,791	95.1%	$1,239

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of single-family rental homes. As of December 31, 2024 and 2023, the NexPoint Homes Portfolio consisted of 2,247 and 2,569 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of December 31, 2024 and 2023, the NexPoint Homes Portfolio had an occupancy of approximately 91.4% and 89.8%, respectively, and a weighted average monthly effective rent of $1,741 and $1,709, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of December 31, 2024 and 2023, the number of stabilized homes in the NexPoint Homes Portfolio was 2,091 and 2,341, respectively, the occupancy of stabilized homes was 91.4% and 98.5%, respectively, and the weighted average monthly effective rent of stabilized occupied homes was $1,741 and $1,734, respectively. As of December 31, 2024 and 2023, 6.9% and 0.0%, respectively, of homes in our NexPoint Homes Portfolio were excluded from being stabilized either because the homes were classified as held for sale.
The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	198	88.9%	$2,027	198	88.9%	$2,027
Birmingham	AL	120	89.2%	1,576	120	89.2%	1,576
Charlotte	NC	56	98.2%	1,934	56	98.2%	1,934
Dallas/Ft Worth	TX	51	90.2%	2,328	51	90.2%	2,328
Fayetteville	AR	317	91.5%	1,688	317	91.5%	1,688
Huntsville	AL	70	88.6%	1,828	70	88.6%	1,828
Kansas City	MO, KS	146	96.6%	1,928	146	96.6%	1,928
Little Rock	AR	210	91.4%	1,433	210	91.4%	1,433
Memphis	TN, MS	56	92.9%	1,792	56	92.9%	1,792
Oklahoma City	OK	341	90.9%	1,677	341	90.9%	1,677
San Antonio	TX	199	91.5%	1,709	199	91.5%	1,709
Tulsa	OK	158	92.4%	1,652	158	92.4%	1,652
Other (1)	AL,FL,KS,TX	169	89.9%	1,804	169	89.9%	1,804
Sub-Total/Average		2,091	91.4%	$1,741	2,091	91.4%	$1,741
Held for Sale		156	n/a	n/a	n/a	n/a	n/a
Total/Average		2,247	91.4%	$1,741	2,091	91.4%	$1,741
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.
The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2023:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	211	89.6%	$1,997	192	98.4%	$2,025
Birmingham	AL	133	93.2%	1,590	125	99.2%	1,601
Charlotte	NC	68	62.6%	1,940	63	100.0%	1,940
Dallas/Ft Worth	TX	51	92.2%	2,268	47	100.0%	2,268
Fayetteville	AR	440	88.9%	1,630	403	97.0%	1,682
Huntsville	AL	71	90.1%	1,894	64	100.0%	1,894
Kansas City	MO, KS	146	96.6%	1,862	141	100.0%	1,892
Little Rock	AR	210	91.0%	1,421	192	99.5%	1,429
Memphis	TN, MS	158	93.0%	1,513	152	96.7%	1,562
Oklahoma City	OK	514	88.3%	1,676	461	98.5%	1,703
San Antonio	TX	199	88.9%	1,742	181	97.8%	1,781
Triad	NC	50	88.0%	1,767	45	97.8%	1,803
Tulsa	OK	176	91.5%	1,632	161	100.0%	1,632
Other (1)	AL,FL,KS,TX	142	80.3%	1,851	114	100.0%	1,851
Sub-Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734
Held for Sale		—	n/a	n/a	n/a	n/a	n/a
Total/Average		2,569	89.8%	$1,709	2,341	98.5%	$1,734
(1)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin, and Houston.

Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses.
Revenues
Rental Income. Our revenues are derived primarily from rental revenue, net of any concessions and uncollectible amounts, collected from residents of our single-family rental homes under lease agreements which typically have a term of one year. Also included are utility reimbursements, late fees, pet fees, and other rental fees charged to residents.
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
Property management fees. Property management fees include fees paid to the Manager for managing each property, presented net of fee rebates related to the Manager Cap (see Note 11 to our consolidated financial statements). Following the Internalization of the Manager in 2023, property management fees are eliminated in consolidation for the VineBrook Portfolio.
Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 11 to our consolidated financial statements).
General and administrative expenses. General and administrative expenses include, but are not limited to, equity-based compensation expense, legal fees, corporate payroll and personnel costs, tax preparation fees, corporate taxes, Board fees, costs of marketing, professional fees, audit fees, general office supplies, centralized technology support and other expenses associated with our corporate and administrative functions.
Depreciation and amortization. Depreciation and amortization costs primarily include depreciation of our homes and amortization of right of use assets, recognized over their respective useful lives.
Interest expense. Interest expense primarily includes the cost of interest expense on debt, payments and receipts related to our interest rate derivatives, the change in fair value of interest rate derivatives not designated as hedges, the amortization of deferred financing costs and the amortization of bond discounts. Certain interest costs are capitalized in accordance with our capitalization policy.
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
Investment income. Investment income includes income from the loan from the SFR OP to HomeSource (the “HomeSource Note”), interest income from the retained ABS II certificates and interest income from preferred equity investments. See Notes 5, 6 and 11 to our consolidated financial statements.
Provision for loan losses. Provision for loan losses relate to the change in our allowance for loan losses and includes the reduction of the HomeSource Note and its associated interest receivable. See Note 11 to our consolidated financial statements for additional information.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements, which primarily includes forfeitures of deposits related to the termination of the Tusk Portfolio and Siete Portfolio acquisition agreements.
Internalization Costs. Internalization costs relate to the Internalization of the Manager on August 3, 2023, when the OP acquired all of the outstanding equity interests in the Manager. As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. See Note 15 to our consolidated financial statements.

Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023
The year ended December 31, 2024 compared to the year ended December 31, 2023
The following table sets forth a summary of our consolidated operating results for the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change
Total revenues	$362,825	$351,108	$11,717
Total expenses	(520,535)	(502,850)	(17,685)
Loss on extinguishment of debt	(3,881)	(993)	(2,888)
Loss on sales and impairment of real estate, net	(32,455)	(72,539)	40,084
Investment income	4,242	361	3,881
Provision for loan losses	(4,605)	—	(4,605)
Loss on forfeited deposits	—	(54,135)	54,135
Internalization costs	—	(1,099)	1,099
Net loss	(194,409)	(280,147)	85,738
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,801	8,828	(27)
Net income attributable to Series B Preferred stock	6,052	—	6,052
Net loss attributable to redeemable noncontrolling interests in the OP	(29,162)	(42,025)	12,863
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(30,703)	(22,694)	(8,009)
Net loss attributable to noncontrolling interests in consolidated VIEs	(4,734)	(3,296)	(1,438)
Net loss attributable to stockholders	$(144,663)	$(220,960)	$76,297
The significant reduction in our net loss between the periods was due primarily to an increase in rental income and investment income and decreases in loss on forfeited deposits, property management fees, common area maintenance costs and loss on sales and impairment of real estate, partially offset by an increase in property operating expenses, interest expenses and general and administrative expenses.
Revenues
Rental income. Rental income was $357.5 million for the year ended December 31, 2024 compared to $345.8 million for the year ended December 31, 2023, which was an increase of $11.7 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $5.3 million for the year ended December 31, 2024 compared to $5.3 million for the year ended December 31, 2023, with no change year over year. The lack of change between the periods was primarily due to an increase in the VineBrook Portfolio move-out charges and an increase in property administration fees, offset by a decrease in the NexPoint Homes Portfolio move-out charges and a decrease in insurance claims proceeds.
Expenses
Property operating expenses. Property operating expenses were $80.2 million for the year ended December 31, 2024 compared to $81.2 million for the year ended December 31, 2023, which was a decrease of $1.0 million. The decrease between the periods was primarily due to a decrease in turnover, utilities, and maintenance costs in the year ended December 31, 2024 associated with the growth in stabilized homes, partially offset by an increase in property operations payroll due to the Internalization. For the years ended December 31, 2024 and 2023, turn costs represented approximately 21% and 17%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $67.8 million for the year ended December 31, 2024 compared to $65.7 million for the year ended December 31, 2023, which was an increase of $2.1 million. The increase between the periods was primarily due to an increase in real estate property valuations and an increase in insurance premiums, partially offset by decreases due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.
Property management fees. Property management fees were $2.5 million for the year ended December 31, 2024 compared to $13.8 million for the year ended December 31, 2023, which was a decrease of $11.3 million. The decrease between the periods was primarily due to the Internalization which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook Portfolio. The property management fees for the year ended December 31, 2024 are entirely attributable to the NexPoint Homes Portfolio.
Advisory fees. Advisory fees were $20.8 million for the year ended December 31, 2024 compared to $21.8 million for the year ended December 31, 2023, which was a decrease of $1.0 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook Portfolio.
General and administrative expenses. General and administrative expenses were $81.6 million for the year ended December 31, 2024 compared to $53.2 million for the year ended December 31, 2023, which was an increase of $28.4 million. The increase between the periods was primarily due to increases in equity-based compensation costs, legal fees and payroll costs once we internalized the Manager in August 2023.
Depreciation and amortization. Depreciation and amortization costs were $123.9 million for the year ended December 31, 2024 compared to $128.0 million for the year ended December 31, 2023, which was a decrease of $4.1 million. The decrease between the periods was primarily due to the disposition of homes over the past year partially offset by the increase in depreciation on capitalized costs.
Interest expense. Interest expense was $143.9 million for the year ended December 31, 2024 compared to $139.2 million for the year ended December 31, 2023, which was an increase of $4.7 million. The increase between the periods was primarily due to an increase in non-cash discount amortization, partially offset by a decrease in interest on debt as we paid down relatively higher interest rate outstanding debt over the past year. The following table details the various costs included in interest expense for the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change
Gross interest cost	$144,799	$146,849	$(2,050)
Capitalized interest	(948)	(7,698)	6,750
Total	$143,851	$139,151	$4,700
Loss on extinguishment of debt. Loss on extinguishment of debt was $3.9 million for the year ended December 31, 2024 compared to $1.0 million for the year ended December 31, 2023, which was an increase of $2.9 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the year ended December 31, 2024.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $32.5 million for the year ended December 31, 2024 compared to $72.5 million for the year ended December 31, 2023, which was a decrease of $40.0 million. The decrease between the periods was primarily due to a decrease in impairment charges on held for sale assets and a decrease in disposition activity in the year ended December 31, 2024. The Company disposed of 1,361 and 2,820 homes during the years ended December 31, 2024 and 2023, respectively. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $4.2 million for the year ended December 31, 2024 compared to $0.4 million for the year ended December 31, 2023, which was an increase of $3.8 million. The increase between the periods was primarily due to interest income from the HomeSource Note, an increase in dividend income and interest income related to the asset-backed securitization certificates and preferred equity investments.
Provision for loan losses. Provision for loan losses was $4.6 million for the year ended December 31, 2024 compared to no provision for loan losses for the year ended December 31, 2023, which was a increase of $4.6 million. The increase between the periods was due to the NexPoint Homes Manager notifying the SFR OP that the NexPoint Homes Manager would cease business operations, which resulted in the provision that effectively reduced the HomeSource Note and its associated interest receivable.
Loss on forfeited deposits. Loss on forfeited deposits was zero for the year ended December 31, 2024 compared to $54.1 million for the year ended December 31, 2023, which was a decrease of $54.1 million. The decrease between the periods was primarily due to no acquisition agreements being terminated during the year ended December 31, 2024 compared to $54.1 million related to acquisition agreements being terminated in the year ended December 31, 2023.
Internalization costs. There were no Internalization costs for the year ended December 31, 2024 compared to $1.1 million for the year ended December 31, 2023, which was a decrease of $1.1 million. The decrease between the periods was due to the fact that the Internalization occurred on August 3, 2023.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) provisions for loan losses, (8) loss on forfeited deposits, (9) Internalization costs and (10) other gains and losses that are specific to us, including loss on extinguishment of debt. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. General and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties and represent expenses such as legal, professional, centralized technology support and accounting functions and other expenses associated with our corporate and administrative functions. Investment income and provision for loan losses on investments are eliminated because they do not reflect the ongoing operating activity performed at the properties. Losses on forfeited deposits and Internalization costs are excluded because they do not reflect the ongoing operations of the property owner. Gains or losses on the extinguishment of debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes the items discussed above. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our consolidated NOI for the years ended December 31, 2024 and 2023 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Year Ended December 31,
	2024	2023
Net loss	$(194,409)	$(280,147)
Adjustments to reconcile net loss to NOI:
Advisory fees	20,764	21,758
General and administrative expenses	81,553	53,208
Depreciation and amortization	123,940	128,009
Interest expense	143,851	139,151
Loss on extinguishment of debt	3,881	993
Loss on sales and impairment of real estate, net	32,455	72,539
Investment income	(4,242)	(361)
Loss on forfeited deposits	—	54,135
Provision for loan losses	4,605	—
Internalization costs	—	1,099
NOI	$212,398	$190,384
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the years ended December 31, 2024 and 2023 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook Portfolio	NexPoint Homes Portfolio	Total
Net loss	$(122,638)	$(71,771)	$(194,409)	$(227,563)	$(52,584)	$(280,147)
Adjustments to reconcile net loss to NOI:
Advisory fees	17,271	3,493	20,764	18,992	2,766	21,758
General and administrative expenses	76,253	5,300	81,553	50,479	2,729	53,208
Depreciation and amortization	97,413	26,527	123,940	97,794	30,215	128,009
Interest expense	111,822	32,029	143,851	107,088	32,063	139,151
Loss on extinguishment of debt	3,881	—	3,881	993	—	993
Loss on sales and impairment of real estate, net	7,134	25,321	32,455	72,287	252	72,539
Investment income	(3,891)	(351)	(4,242)	(17)	(344)	(361)
Provision for loan losses	—	4,605	4,605	—	—	—
Loss on forfeited deposits	—	—	—	41,908	12,227	54,135
Internalization costs	—	—	—	1,099	—	1,099
NOI	$187,245	$25,153	$212,398	$163,060	$27,324	$190,384

Net Operating Income for Our 2023-2024 Same Home and Non-Same Home Properties for the Years Ended December 31, 2024 and 2023
There are 11,821 homes in our 2023-2024 same home pool (our “2023-2024 Same Home” properties). To be included as a “2023-2024 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2023-2024 Same Home properties for the period ended December 31, 2024 and December 31, 2023 were stabilized by October 1, 2022 and held through December 31, 2024. 2023-2024 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2023-2024 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2023-2024 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2024 and 2023 for our 2023-2024 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Same Home
Rental income (1)	$170,274	$159,284	$10,990	6.9%
Other income (1)	2,319	1,578	741	47.0%
Same Home revenues	172,593	160,862	11,731	7.3%
Non-Same Home
Rental income (1)	180,599	180,754	(155)	-0.1%
Other income (1)	2,104	2,003	101	5.0%
Non-Same Home revenues	182,703	182,757	(54)	—%
Total revenues	355,296	343,619	11,677	3.4%

Operating expenses
Same Home
Property operating expenses (1)	34,747	31,499	3,248	10.3%
Real estate taxes and insurance	31,890	29,767	2,123	7.1%
Property management fees (2)	—	5,687	(5,687)	-100.0%
Same Home operating expenses	66,637	66,953	(316)	-0.5%
Non-Same Home
Property operating expenses (1)	37,894	42,253	(4,359)	-10.3%
Real estate taxes and insurance	35,910	35,906	4	—%
Property management fees (2)	2,457	8,123	(5,666)	-69.8%
Non-Same Home operating expenses	76,261	86,282	(10,021)	-11.6%
Total operating expenses	142,898	153,235	(10,337)	-6.7%

NOI
Same Home	105,956	93,909	12,047	12.8%
Non-Same Home	106,442	96,475	9,967	10.3%
Total NOI	$212,398	$190,384	$22,014	11.6%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook Portfolio.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
2023-2024 Same Home Results of Operations for the Years Ended December 31, 2024 and 2023
As of December 31, 2024, our 2023-2024 Same Home properties were approximately 96.0% occupied with a weighted average monthly effective rent per occupied home of $1,309. As of December 31, 2023, our 2023-2024 Same Home properties were approximately 96.0% occupied with a weighted average monthly effective rent per occupied home of $1,185. For our 2023-2024 Same Home properties, we recorded the following operating results for the year ended December 31, 2024 as compared to the year ended December 31, 2023:
Revenues
Rental income. Rental income was $170.3 million for the year ended December 31, 2024 compared to $159.3 million for the year ended December 31, 2023, which was an increase of approximately $11.0 million, or 6.9%. The increase is related to a 10.5% increase in the weighted average monthly effective rent per occupied home and a 24.0% increase in total chargebacks to residents.
Other income. Other income was approximately $2.3 million for the year ended December 31, 2024 compared to approximately $1.6 million for the year ended December 31, 2023, which was an increase of approximately $0.7 million. This increase was primarily due to the increase in overall fees charged to single family properties, which was $1.7 million in the year ended December 31, 2024 compared to $1.0 million in the year ended December 31, 2023.
Expenses
Property operating expenses. Property operating expenses were $34.7 million for the year ended December 31, 2024 compared to $31.5 million for the year ended December 31, 2023, which was an increase of approximately $3.2 million, or 10.3%. The increase is primarily related to an increase in repair and maintenance expense of $0.7 million, an increase in utility expense of $1.5 million, an increase in payroll expense of $3.1 million and an increase in in-house turn staff of $1.2 million, partially offset by a decrease in resident chargebacks of $1.9 million and a decrease in shared services leasing fee of $1.4 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $31.9 million for the year ended December 31, 2024 compared to $29.8 million for the year ended December 31, 2023, which was an increase of approximately $2.1 million, or 7.1%. The increase is primarily related to an increase in property insurance costs of $1.4 million and an increase in real estate taxes of $0.7 million.
Property management fees. There were no property management fees for the year ended December 31, 2024 compared to $5.7 million for the year ended December 31, 2023, which was a decrease of approximately $5.7 million, or 100.0%. The decrease is due to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook Portfolio. See Note 11 to our consolidated financial statements for further discussion of the management fee structure.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023
Same Home revenues	$172,593	$160,862
Non-Same Home revenues	182,703	182,757
Chargebacks	7,529	7,489
Total revenues	362,825	351,108

Same Home operating expenses	66,637	66,953
Non-Same Home operating expenses	76,261	86,282
Chargebacks	7,529	7,489
Total operating expenses	$150,427	$160,724

Net Operating Income for Our 2022-2024 Same Home and Non-Same Home Properties for the Years Ended December 31, 2024 and 2023
There are 7,243 homes in our 2022-2024 same home pool (our “2022-2024 Same Home” properties). To be included as a “2022-2024 Same Home,” homes be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of fiscal year 2022 and be held through the current reporting period-end. 2022-2024 Same Home properties for the period ended December 31, 2024, December 31, 2023 and December 31, 2022 were stabilized by October 1, 2021 and held through December 31, 2024. 2022-2024 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2022-2024 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” for a discussion of the definition of stabilized. We view 2022-2024 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2024 and December 31, 2023 for our 2022-2024 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,		2024 to 2023
	2024	2023	$ Change	% Change
Revenues
Same Home
Rental income (1)	$102,671	$95,806	$6,865	7.2%
Other income (1)	1,332	910	422	46.4%
Same Home revenues	104,003	96,716	7,287	7.5%
Non-Same Home
Rental income (1)	248,202	244,232	3,970	1.6%
Other income (1)	3,091	2,671	420	15.7%
Non-Same Home revenues	251,293	246,903	4,390	1.8%
Total revenues	355,296	343,619	11,677	3.4%

Operating expenses
Same Home
Property operating expenses (1)	20,986	19,915	1,071	5.4%
Real estate taxes and insurance	19,884	18,486	1,398	7.6%
Property management fees (2)	—	3,419	(3,419)	-100.0%
Same Home operating expenses	40,870	41,820	(950)	-2.3%
Non-Same Home
Property operating expenses (1)	51,655	53,837	(2,182)	-4.1%
Real estate taxes and insurance	47,916	47,187	729	1.5%
Property management fees (2)	2,457	10,391	(7,934)	-76.4%
Non-Same Home operating expenses	102,028	111,415	(9,387)	-8.4%
Total operating expenses	142,898	153,235	(10,337)	-6.7%

NOI
Same Home	63,133	54,896	8,237	15.0%
Non-Same Home	149,265	135,488	13,777	10.2%
Total NOI	$212,398	$190,384	$22,014	11.6%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees eliminated in consolidation for the VineBrook Portfolio.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2022-2024 Same Home Results of Operations for the Years Ended December 31, 2024 and 2023
As of December 31, 2024, our 2022-2024 Same Home properties were approximately 96.4% occupied with a weighted average monthly effective rent per occupied home of $1,283. As of December 31, 2023, our 2022-2024 Same Home properties were approximately 96.3% occupied with a weighted average monthly effective rent per occupied home of $1,170. For our 2022-2024 Same Home properties, we recorded the following operating results for the year ended December 31, 2024 as compared to the year ended December 31, 2023:
Revenues
Rental income. Rental income was $102.7 million for the year ended December 31, 2024 compared to $95.8 million for the year ended December 31, 2023, which was an increase of approximately $6.9 million, or 7.2%. The increase is related to a 9.7% increase in the weighted average monthly effective rent per occupied home.
Other income. Other income was approximately $1.3 million for the year ended December 31, 2024 compared to approximately $0.9 million for the year ended December 31, 2023, which was an increase of approximately $0.4 million. This increase was primarily related to an increase in property administration fee of $0.5 million following the Internalization, which occurred on August 3, 2023, partially offset by a $0.1 million decrease in move out charges.
Expenses
Property operating expenses. Property operating expenses were $21.0 million for the year ended December 31, 2024 compared to $19.9 million for the year ended December 31, 2023, which was an increase of approximately $1.1 million, or 5.4%. The increase is primarily related to an increase in utility expense of $1.0 million, an increase in payroll expense of $1.6 million and an increase in in-house turn staff of $0.7 million, partially offset by a decrease in resident chargebacks of $1.4 million and a decrease in shared services leasing fee of $0.8 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $19.9 million for the year ended December 31, 2024 compared to $18.5 million for the year ended December 31, 2023, which was an increase of approximately $1.4 million, or 7.6%. The increase is primarily related to an increase in real estate taxes of $0.6 million and an increase in property insurance costs of $0.8 million.
Property management fees. There were no property management fees for the year ended December 31, 2024 compared to $3.4 million for the year ended December 31, 2023, which was a decrease of approximately $3.4 million or 100.0%. The decrease is primarily related to the Internalization, which occurred on August 3, 2023, after which property management fees were eliminated in consolidation for the VineBrook Portfolio. See Note 11 to our consolidated financial statements for further discussion of the management fee structure.

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
Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) gains or losses on extinguishment of debt (3) non-cash interest expenses, (4) provisions for loan losses, (5) Internalization costs, (6) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (7) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the years ended December 31, 2024 and 2023 (in thousands, except per share amounts):

	For the Year Ended December 31,		2024 to 2023
	2024	2023	$ Change	% Change
Net loss attributable to stockholders	$(144,663)	$(220,960)	$76,297	-34.5%
Net loss attributable to NCI in the OP	(29,162)	(42,025)	12,863	-30.6%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(30,703)	(22,694)	(8,009)	35.3%
Net loss attributable to noncontrolling interest in consolidated VIEs	(4,734)	(3,296)	(1,438)	43.6%
Depreciation and amortization	123,940	128,009	(4,069)	-3.2%
Loss on sales and impairment of real estate, net	32,455	72,539	(40,084)	-55.3%
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(52,867)	(88,427)	35,560	-40.2%

FFO per share - basic	$(1.77)	$(3.04)	$1.27	-41.8%
FFO per share - diluted	$(1.77)	$(3.04)	$1.27	-41.8%

Loss on forfeited deposits	—	54,135	(54,135)	-100.0%
Loss on extinguishment of debt	3,881	993	2,888	290.8%
Non-cash interest expense	34,140	17,112	17,028	99.5%
Provision for loan losses	4,605	—	4,605	100.0%
Internalization costs	—	1,099	(1,099)	-100.0%
Transaction and other costs	8,656	1,082	7,574	N/M
Equity-based compensation expense	20,690	14,073	6,617	47.0%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	19,317	593	18,724	N/M

Core FFO per share - basic	$0.65	$0.02	$0.63	N/M
Core FFO per share - diluted	$0.63	$0.02	$0.61	N/M

Recurring capital expenditures	(23,844)	(21,532)	(2,312)	10.7%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(4,527)	(20,939)	16,412	-78.4%

AFFO per share - basic	$(0.15)	$(0.72)	$0.57	-79.2%
AFFO per share - diluted	$(0.15)	$(0.70)	$0.55	-78.6%

Weighted average shares outstanding - basic	29,920	29,058
Weighted average shares outstanding - diluted (1)	30,784	29,716

Dividends declared per share	$2.1204	$1.5903

Net loss attributable to stockholders per share/unit - diluted	$(5.73)	$(8.94)
Net loss attributable to stockholders Coverage - diluted (2)	-2.7x	-5.62x
FFO Coverage - diluted (3)	-0.83x	-1.91x
Core FFO Coverage - diluted (3)	0.3x	0.01x
AFFO Coverage - diluted (3)	-0.07x	-0.44x
(1)For the years ended December 31, 2024 and 2023, includes approximately 838,000 shares and 912,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”), earned performance shares of the Company (“Performance Shares”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.
(2)Indicates coverage ratio of net loss attributable to stockholders per share (diluted) over dividends declared per common share during the period.
(3)Indicates coverage ratio of FFO/Core FFO/AFFO per common share (diluted) over dividends declared per common share during the period.
VineBrook FFO, Core FFO and AFFO
In addition to FFO, Core FFO and AFFO, we present FFO, Core FFO and AFFO for the VineBrook Portfolio (“VineBrook FFO,” “VineBrook Core FFO,” and “VineBrook AFFO,” respectively) as we view the VineBrook Portfolio as the Company’s primary reportable segment and believe it is useful to consider the VineBrook FFO, VineBrook Core FFO and VineBrook AFFO as supplemental gauges of our operating performance. We also use VineBrook Core FFO as a performance metric for certain key executives, including under grants of performance shares made in the Internalization.
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
VineBrook AFFO makes certain adjustments to VineBrook Core FFO in order to arrive at a more refined measure of the operating performance of our VineBrook Portfolio. There is no industry standard definition of AFFO and the method of calculating AFFO is divergent across the industry. VineBrook AFFO adjusts VineBrook Core FFO to remove recurring capital expenditures, which are costs necessary to help preserve the value and maintain functionality of our homes. We believe VineBrook AFFO is useful as a supplemental gauge of the operating performance of our VineBrook Portfolio and is useful in comparing our operating performance with other REITs.
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
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the years ended December 31, 2024 and 2023. See below for a reconciliation of VineBrook net loss to consolidated net loss for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(111,345)	$(33,318)	$(144,663)
Net loss attributable to redeemable NCI in the OP	(26,146)	(3,016)	(29,162)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(30,703)	(30,703)
Net loss attributable to NCI in consolidated VIEs	—	(4,734)	(4,734)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,801	—	8,801
Net income attributable to Redeemable Series B Preferred stock	6,052	—	6,052
Net Loss	(122,638)	(71,771)	(194,409)

	For the Year Ended December 31, 2023
	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(196,556)	$(24,404)	$(220,960)
Net loss attributable to redeemable NCI in the OP	(39,835)	(2,190)	(42,025)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(22,694)	(22,694)
Net loss attributable to NCI in consolidated VIEs	—	(3,296)	(3,296)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,828	—	8,828
Net Loss	(227,563)	(52,584)	(280,147)
The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the years ended December 31, 2024 and 2023, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Year Ended December 31,		2024 to 2023
	2024	2023	$ Change	% Change
Net loss attributable to stockholders	$(111,345)	$(196,556)	$85,211	-43.4%
Net loss attributable to NCI in the OP	(26,146)	(39,835)	13,689	-34.4%
Depreciation and amortization	97,413	97,794	(381)	-0.4%
Loss on sales and impairment of real estate, net	7,134	72,287	(65,153)	-90.1%
VineBrook FFO attributable to stockholders and NCI in the OP	(32,944)	(66,310)	33,366	-50.3%

VineBrook FFO per share - basic	$(1.10)	$(2.28)	$1.18	-51.8%
VineBrook FFO per share - diluted	$(1.10)	$(2.28)	$1.18	-51.8%

Loss on forfeited deposits	—	41,908	(41,908)	-100.0%
Investment income (1)	5,056	4,141	915	22.1%
Loss on extinguishment of debt	3,881	993	2,888	290.8%
Non-cash interest expense	33,105	17,112	15,993	93.5%
Change in unrealized (gain) loss on investments	—	—	—	—%
Internalization costs	—	1,099	(1,099)	-100.0%
Transaction and other costs	8,209	982	7,227	735.9%
Equity-based compensation expense	20,172	13,434	6,738	50.2%
VineBrook Core FFO attributable to stockholders and NCI in the OP	37,691	13,885	23,806	171.5%

VineBrook Core FFO per share - basic	$1.26	$0.48	$0.78	162.5%
VineBrook Core FFO per share - diluted	$1.22	$0.47	$0.75	159.6%

Recurring capital expenditures	(23,844)	(21,532)	(2,312)	10.7%
VineBrook AFFO attributable to stockholders and NCI in the OP	13,847	(7,647)	21,494	-281.1%

VineBrook AFFO per share - basic	$0.46	$(0.26)	$0.72	-276.9%
VineBrook AFFO per share - diluted	$0.45	$(0.26)	$0.71	-273.1%

Weighted average shares outstanding - basic	29,920	29,058
Weighted average shares outstanding - diluted (2)	30,784	29,716

Dividends declared per share	$2.1204	$1.5903

Net loss attributable to stockholders per share/unit - diluted (3)	$(5.73)	$(8.94)
Net loss attributable to stockholders Coverage - diluted (4)	-2.7x	-5.62x
VineBrook FFO Coverage - diluted (5)	-0.52x	-1.43x
VineBrook Core FFO Coverage - diluted (5)	0.58x	0.30x
VineBrook AFFO Coverage - diluted (5)	0.21x	-0.16x
(1)Investment income in the table above includes approximately $1.5 million and $1.6 million of interest income from the 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”) and approximately $3.5 million and $2.5 million of dividend income from the investment in NexPoint Homes for the years ended December 31, 2024 and 2023, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)For the years ended December 31, 2024 and 2023, includes approximately 838,000 shares and 912,000 shares respectively, related to the assumed vesting of RSUs, Performance Shares and profits interest units in the OP (“PI Units”) not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.
(3)For the years ended December 31, 2024 and 2023, the net loss attributable to stockholders per share/unit (diluted) includes $(0.97) per common share and $(0.99) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.
The year ended December 31, 2024 as compared to the year ended December 31, 2023
VineBrook FFO was $(32.9) million for the year ended December 31, 2024 compared to $(66.3) million for the year ended December 31, 2023, which was an increase of approximately $33.4 million. The change in VineBrook FFO between the periods primarily relates to decreases in the VineBrook Portfolio’s loss on forfeited deposits of $41.9 million, the VineBrook Portfolio's total property operating expenses of $9.5 million, the VineBrook Portfolio’s advisory fees of $1.7 million and the increase in the VineBrook Portfolio’s rental income of $14.0 million, partially offset by an increase in the VineBrook Portfolio’s general and administrative expenses of $25.8 million and the VineBrook Portfolio’s interest expense of $4.7 million.
VineBrook Core FFO was $37.7 million for the year ended December 31, 2024 compared to $13.9 million for the year ended December 31, 2023, which was an increase of approximately $23.8 million. The change in VineBrook Core FFO between the periods primarily relates to increases in VineBrook FFO of $33.4 million, the VineBrook Portfolio's equity-based compensation expense of $6.7 million, the VineBrook Portfolio's non-cash interest expense of $16.0 million and the VineBrook Portfolio’s transaction and other costs of $7.2 million, which are all added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $13.8 million for the year ended December 31, 2024 compared to $(7.6) million for the year ended December 31, 2023, which was an increase of approximately $21.4 million. The change in VineBrook AFFO between the periods primarily relates to an increase to VineBrook Core FFO, partially offset by an increase in the VineBrook Portfolio’s recurring capital expenditures of $2.3 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 4.4% in VineBrook interest expense (or 0.8% on a per share basis). The weighted average interest rate of debt decreased from 6.6517% as of December 31, 2023 to 5.3132% as of December 31, 2024 for the VineBrook Portfolio, which has contributed to the increase in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into 13 interest rate derivative agreements with a combined notional amount of approximately $1.4 billion in order to partially offset the impact of interest rates.

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
•advisory fees payable to our Adviser;
•general and administrative expenses; and
•capital expenditures related to upcoming acquisitions and rehabilitation of owned homes.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances, sales of homes and debt financing. Our JPM Facility (as defined below) has an additional $252.6 million of capacity as of December 31, 2024, and has a current maturity date of April 30, 2025.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility, JPM Facility and the $104.3 million note with Metropolitan Life Insurance, which matures on January 31, 2026 (the “MetLife Note”), within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance certain debt instruments, (iv) obtain additional capital through equity and/or debt financings, (v) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (vi) modify operations to reduce costs, (vii) negotiate a turnover of secured properties back to the related lender and (viii) employ some combination of (i) - (vii). Additionally, the Company closed on an asset backed securitization (“ABS”) on February 29, 2024 (“ABS II”) that provided for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The Company used the net proceeds from the ABS II to pay down $242.4 million on the JPM Facility and fund reserves in accordance with the credit agreement. Additionally, the Company closed on the MetLife Term Loan I Facilities on August 22, 2024, that provided for a 5-year, fixed rate interest loan with a total principal balance of $343.2 million. The Company used $282.0 million of proceeds from to pay down a portion of the outstanding amounts under the Warehouse Facility. Additionally, the Company closed on the MetLife Term Loan II Facility on November 4, 2024, that provided for a 5-year, fixed rate interest loan with a total principal balance of $250.0 million. The Company used $226.8 million of proceeds from MetLife Term Loan II Facility to pay down the remaining outstanding amounts under the Initial Mortgage. Subsequent to December 31, 2024, the Company sold 154 home classified as held for sale as of December 31, 2024 for net proceeds of approximately $15.4 million in the VineBrook Portfolio. Subsequent to December 31, 2024, the Company sold 79 homes classified as held for sale as of December 31, 2024 for net proceeds of approximately $18.2 million in the NexPoint Homes Portfolio. Additionally, the Company intends to continue to dispose of homes to generate proceeds for debt pay downs and other uses. The Company plans to sell approximately 650 to 800 homes over the next twelve months to generate proceeds of approximately $130.0 million to $155.0 million in the VineBrook Portfolio. The Company plans to sell approximately 200 homes over the next twelve months to generate proceeds of approximately $40.0 million in the NexPoint Homes Portfolio. If rates remain at a level that would be accretive to the Company, management plans to use ABS transactions, term loans and other refinancings of debt in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, in order to extend existing obligations, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company notes that debt markets remain robust and liquid as evidenced by recent debt issuances. Given the Company’s historical ability to refinance debt, as well as the previously noted robust debt market, the Company expects to be able to refinance debt as necessary to meet its debt obligations going forward. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. The financial statements included in this Form 10-K have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-K do not include any adjustments that may result from the outcome of this uncertainty.
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
Cash Flows
The years ended December 31, 2024 and 2023
The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$19,580	$12,382
Net cash provided by (used in) investing activities	92,634	156,874
Net cash provided by (used in) financing activities	(113,202)	(198,385)
Change in cash and restricted cash	(988)	(29,129)
Cash and restricted cash, beginning of year	85,620	114,749
Cash and restricted cash, end of year	$84,632	$85,620

The year ended December 31, 2024 as compared to the year ended December 31, 2023
Cash flows from operating activities. During the year ended December 31, 2024, net cash provided by operating activities was $19.6 million compared to net cash provided by operating activities of $12.4 million for the year ended December 31, 2023. The change in cash flows from operating activities was primarily due to changes in working capital, mainly related to the timing of cash received for accounts receivable and cash payments for prepaids and other assets, as well as accounts payable and other accrued liabilities, partially offset by a decrease in property management fees due to the Internalization and an increase in net operating income during the period.
Cash flows from investing activities. During the year ended December 31, 2024, net cash provided by investing activities was $92.6 million compared to net cash provided by investing activities of $156.9 million for the year ended December 31, 2023. The change in cash flows from investing activities was mainly due to decreases in acquisitions of real estate investments, a decrease in disposition activity of the VineBrook Portfolio and a decrease in net proceeds from sales of real estate.
Cash flows from financing activities. During the year ended December 31, 2024, net cash used in financing activities was $113.2 million compared to net cash used in financing activities of $198.4 million for the year ended December 31, 2023. The change in cash flows from financing activities was mainly due to a decrease in credit facilities proceeds received, an increase in credit facilities principal payments made and a decrease in proceeds from Common Stock issuance, partially offset by the decrease in redemptions paid on Common Stock and the issuance of the ABS II Loan.

Debt, Derivatives and Hedging Activity
Debt
As of December 31, 2024, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.1 billion at a weighted average interest rate of 5.3132% and an adjusted weighted average interest rate of 3.7845%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.2637%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $1.4 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.4 billion of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of December 31, 2024 (dollars in thousands):

	Type	Outstanding Principal as of December 31, 2024	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$—	6.19%	12/1/2025	(2)
Warehouse Facility	Floating	457,183	7.18%	5/3/2025	(3)
JPM Facility	Floating	97,350	7.34%	4/30/2025
ABS I Loan	Fixed	389,274	4.92%	12/8/2028
ABS II Loan	Fixed	402,334	4.65%	3/9/2029
MetLife Note	Fixed	104,312	3.25%	1/31/2026
MetLife Term Loan I	Fixed	340,099	4.50%	8/22/2029
MetLife Term Loan II	Fixed	249,899	4.75%	11/4/2029
TrueLane Mortgage	Fixed	8,165	5.35%	2/1/2028
Crestcore II Note	Fixed	2,574	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,391	5.12%	7/9/2029
PNC Loan I	Fixed	—	3.59%	2/19/2024	(4)
PNC Loan II	Fixed	—	3.70%	12/29/2024	(4)
PNC Loan III	Fixed	—	3.69%	12/15/2025	(4)
Total Outstanding Principal		$2,053,581
(1)Represents the interest rate as of December 31, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of December 31, 2024 was 4.5277%, daily SOFR as of December 31, 2024 was 4.4900% and one-month term SOFR as of December 31, 2024 was 4.3325%.
(2)The Initial Mortgage was paid off in full in November 2024.
(3)The initial maturity for the Warehouse Facility prior to extension options was November 3, 2024. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. On November 1, 2024, the Company exercised its first extension option to extend the Warehouse Facility maturity date to May 3, 2025. If the Company exercises its option to extend the maturity date, the maturity date after the second extension would be November 3, 2025.
(4)The PNC Loan I was paid off in full in February 2024. The PNC Loan II and PNC Loan III were paid off in full in April 2024.
In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $518.8 million of debt outstanding at December 31, 2024 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 11 to the consolidated financial statements.
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank, N.A. (“KeyBank”). The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022, July 31, 2023 and August 14, 2024. On August 14, 2024, the Company entered into a Consent and Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the other lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024 (the “Commitment Reduction”). During the year ended December 31, 2024, the Company paid down approximately $362.2 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. The outstanding balance on the Warehouse Facility as of December 31, 2024 was approximately $457.2 million, which is below the required Commitment Reduction.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off the Bridge Facility III (as defined below) in full. As of December 31, 2024, the JPM Facility had $252.6 million in available capacity. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
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
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of approximately $392.2 million (the “ABS I Loan”). Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) $39.1 million Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Securities Exchange Act of 1934, as amended. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,776 single-family rental homes, and as of December 31, 2024, approximately 11.96% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E1 pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E2 pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the ABS II Class A Certificates, ABS II Class B Certificates, ABS II Class C Certificates, ABS II Class D Certificates and ABS II Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) $39.9 million Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the ABS II Regular Certificates, the “ABS II Certificates”). The Company also retained $19.5 million notional amount of the ABS II Class A, $10.5 million notional amount of the ABS II Class B, and $2.0 million notional amount of the ABS II Class C certificates. The ABS II Certificates represent beneficial ownership interests in the trust and its assets, including the ABS II Loan.
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
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,457 single-family rental homes, and as of December 31, 2024, approximately 10.66% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
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
Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 12 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.1 billion. As of December 31, 2024, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $1.1 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.4682%. As of December 31, 2024, interest rate swap agreements effectively covered $1.1 billion, or 256.1%, of our $0.6 billion of floating rate debt outstanding for the VineBrook Portfolio. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.4682%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated some of these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

Investments in Subsidiaries
As of December 31, 2024, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 20,804 properties in the VineBrook Portfolio and 2,247 properties in the NexPoint Homes Portfolio, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of December 31, 2024, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralizes the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility (as defined in Note 5) can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	36	$3,537	100%	No	(1)	$—
NREA VB II, LLC	47	4,794	100%	No	(1)	—
NREA VB III, LLC	452	42,706	100%	No	(1)	—
NREA VB IV, LLC	127	12,670	100%	No	(1)	—
NREA VB V, LLC	1,086	70,076	100%	No	(1)	—
NREA VB VI, LLC	134	13,391	100%	No	(1)	—
NREA VB VII, LLC	21	1,963	100%	No	(1)	—
True FM2017-1, LLC	179	17,899	100%	Yes		8,165
VB One, LLC	5,718	772,456	100%	No	(2)	457,183
VB Two, LLC	1,593	158,856	100%	No	(2)	104,312
VB Three, LLC	1,325	197,937	100%	No	(2)	97,350
VB Five, LLC	117	14,116	100%	Yes		4,965
VB Eight, LLC	109	16,638	100%	No	(2)	—
VB Nine, LLC	1,297	190,126	100%	Yes		169,738
VB Ten, LLC	1,297	189,159	100%	Yes		170,361
VB Eleven, LLC	2,053	189,634	100%	Yes		249,899
VineBrook Homes Borrower 1, LLC	2,756	402,844	100%	Yes		389,274
VineBrook Homes Borrower 2, LLC	2,457	362,180	100%	Yes		402,334
NexPoint Homes	2,247	662,009	81%	No	(2)	411,763
	23,051	$3,322,991				$2,465,344	(3)
(1)Assets held, directly or indirectly, by NREA VB I, LLC, NREA VB II, LLC, NREA VB III, LLC, NREA VB IV, LLC, NREA VB V, LLC, NREA VB VI, LLC and NREA VB VII, LLC are not encumbered by a mortgage. The assets within these SPEs were collateral under the Initial Mortgage, which the Company paid off in full on November 4, 2024. As of December 31, 2024, the assets within these SPEs were not allocated to any outstanding debts.
(2)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC, VB Eight, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(3)In addition to the debt allocated to the SPEs noted above, as of December 31, 2024, NexPoint Homes had approximately $103.6 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes, the SFR OP Note Payable I, SFR OP Note Payable II and SFR OP Note Payable III (as defined in Note 5) as of December 31, 2024.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the years ended December 31, 2024, 2023 and 2022. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

Dividends
We intend to make regular quarterly dividend payments to holders of our Common Stock. We also intend to make the accrued dividend payments on the Series A Preferred Stock, which are payable quarterly in arrears as provided in the articles supplementary setting forth the terms of the Series A Preferred Stock, and the accrued dividend payments on the Series B Preferred Stock, which are payable quarterly in arrears as provided in the articles supplementary setting forth the terms of the Series B Preferred Stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gains and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income, which is not used to pay dividends on the Series A Preferred Stock and Series B Preferred Stock, to holders of our Common Stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.
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
Inflation may also affect the overall cost of debt, as the implied cost of capital increases. The Federal Reserve, in response to or in anticipation of continued inflation concerns, could raise interest rates. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate derivatives, which to date have included interest rate cap and interest rate swap agreements.

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

Off-Balance Sheet Arrangements
As of December 31, 2024, December 31, 2023 and December 31, 2022 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the year ended December 31, 2024, $1.8 million of impairments on operating properties were recorded, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss), and no significant impairments on operating properties were recorded during the years ended December 31, 2023 and 2022.

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
As of December 31, 2024, we had total indebtedness of $2.6 billion which includes $554.5 million of outstanding variable-rate debt. As of December 31, 2024, we had effectively converted 256.1% of these borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements
This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we may consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is included in our consolidated financial statements and the notes thereto beginning on page F-1 in this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and our Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our President and our Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

2.3
Amendment No. 1 to the Interest Purchase Agreement dated November 14, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.4
Amendment No. 1 to the Interest Purchase Agreement dated November 14, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P., SOF-XI RS Holdings, L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.5
Amendment No. 2 to the Interest Purchase Agreement dated December 12, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.6
Amendment No. 2 to the Interest Purchase Agreement dated December 12, 2022 by and among VB Five, LLC, SOF-XI Term Holdings, L.P., SOF-XI RS Holdings L.P. and SFR Master Holdings, L.P. (incorporated by reference to Exhibit 2.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.7
Termination Agreement and Release dated January 17, 2023 by and among VB Five, LLC, SOF-XI Term Holdings, L.P. and SOF-XI Term Parent Holdings, L.P. (incorporated by reference to Exhibit 2.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company on March 30, 2023).

2.8
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

3.3	Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023).

3.4	First Amendment to Amended and Restated Bylaws of VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed by the Company on April 1, 2024).

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

10.5
Second Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P., dated June 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 30, 2023).

10.6
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

10.9
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

10.10
Contribution Agreement, dated as of June 8, 2022, between VineBrook Homes Operating Partnership, L.P. and NexPoint Homes Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.11
Contribution Agreement, dated as of June 8, 2022, between NexPoint Homes Trust, Inc., NexPoint SFR Operating Partnership, L.P., NexPoint Diversified Real Estate Trust, NRESF REIT Sub, LLC, NFRO REIT Sub, LLC, GAF REIT Sub, LLC, Randy Hagedorn, Adam Levinson and Richard Scola (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.12	Form of 7.50% Convertible Notes of NexPoint Homes, Inc., due June 30, 2027 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.13
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

10.15†	VineBrook Homes Trust, Inc. 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).

10.16†
Form of Restricted Stock Units Agreement (Officers) (prior to 2023) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.17†
Form of Restricted Stock Units Agreement (Directors) (prior to 2023) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.18†	Form of Profits Interest Units Agreement (prior to 2024) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.19†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.20†*	Form of Restricted Stock Units Agreement (Directors) (2023 form)

10.21†*	Form of Restricted Stock Units Agreement (Officers) (2023 form)

10.22†	Form of Restricted Stock Units Agreement (Officers) (2024 form) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed by the Company on April 1, 2024).

10.23†	Form of Restricted Stock Units Agreement (Directors) (2024 form) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed by the Company on April 1, 2024).

10.24†	Form of Profits Interest Units Agreement (2024 form) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed by the Company on April 1, 2024).

10.25†	Form of Offer Letter (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.26†	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.27†	Form of Profit Interest Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.28†	Form of Severance Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.29	VineBrook Homes Trust, Inc. Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 27, 2023).

10.30
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

10.31
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

10.32
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

10.33*
Amendment No. 4, dated December 26, 2024 to the Revolving Credit Agreement, Dated as of March 1, 2021, by and among each person listed on Schedule I thereto, VineBrook Homes Trust, Inc., VB Three Equity, LLC, VB Three, LLC, JPMorgan Chase Bank, National Association and the other lenders party thereto.

10.34
Loan Agreement, dated as of December 6, 2023 by and between VineBrook Homes Borrower 1, LLC and Bank of America, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 11, 2023).

10.35
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

10.37
Assignment of Interests Agreement, dated as of August 3, 2023, by and between Dana Sprong, Ryan McGarry, Dan Bathon and Tom Silvia and VineBrook Homes Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.38
Registration Rights Agreement, dated as of August 3, 2023 by and between VineBrook Homes Trust, Inc. and certain parties set forth therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.39
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

10.40
Seventh Amendment to Credit Agreement, dated August 14, 2024, by and among VineBrook Homes Operating Partnership, L.P. and certain of its subsidiaries, as borrowers, KeyBank National Association, as administrative agent, and the lenders party thereto, joined by VineBrook Homes Trust, Inc., as guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2024).

10.41
Loan Agreement, dated as of February 29, 2024 by and between VineBrook Homes Borrower 2, LLC and Bank of America, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2024).

10.42*	Amended and Restated Promissory Note, dated January 17, 2025, by and between NexPoint SFR Operating Partnership, L.P. and NREF OP IV REIT Sub, LLC.

10.43*	Amended and Restated Promissory Note, dated January 17, 2025 by and between NexPoint SFR Operating Partnership, L.P. and NexPoint Real Estate Finance Operating Partnership, L.P.

10.44
Credit Agreement, dated August 22, 2024, by and among VB Nine, LLC, Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto, joined by VineBrook Homes Trust, Inc. as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2024).

10.45
Credit Agreement, dated August 22, 2024, by and among VB Ten, LLC, Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto, joined by VineBrook Homes Trust, Inc. as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2024).

10.46
Separation Agreement, dated as of November 11, 2024, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P., NexPoint Homes Trust, Inc., NexPoint Real Estate Advisors XI, L.P., NexPoint Storage Partners, Inc., NexPoint Hospitality Trust and Brian Mitts (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024).

19.1	Insider Trading Policy of the Company (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
†    Management contract, compensatory plan or arrangement
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		March 28, 2025
John Good	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Good		March 28, 2025
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		March 28, 2025
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Mitts	Director	March 28, 2025
Brian Mitts

/s/ Dana Sprong	Director	March 28, 2025
Dana Sprong

/s/ James Dondero	Director	March 28, 2025
James Dondero

/s/ Edward Constantino	Director	March 28, 2025
Edward Constantino

/s/ Dr. Arthur Laffer	Director	March 28, 2025
Dr. Aruthur Laffer

/s/ Scott Kavanaugh	Director	March 28, 2025
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	March 28, 2025
Dr. Carol Swain

/s/ Catherine Wood	Director	March 28, 2025
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of VineBrook Homes Trust, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of VineBrook Homes Trust, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Dallas, Texas

March 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of VineBrook Homes Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VineBrook Homes Trust, Inc. and Subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and the financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2024.

Dallas, Texas

April 1, 2024

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Operating real estate investments
Land	$527,422	$560,047
Buildings and improvements	2,739,977	2,872,755
Intangible lease assets	—	14
Total gross operating real estate investments	3,267,399	3,432,816
Accumulated depreciation and amortization	(373,964)	(275,534)
Total net operating real estate investments	2,893,435	3,157,282
Real estate held for sale, net	55,592	54,615
Total net real estate investments	2,949,027	3,211,897
Investments, at fair value	2,500	2,500
Cash	40,738	27,917
Restricted cash	43,894	57,703
Accounts and other receivables, net	11,231	20,008
Prepaid and other assets	35,497	21,236
Interest rate derivatives, at fair value	21,289	48,416
Intangible assets, net	5,786	4,045
Asset-backed securitization certificates	78,964	39,096
Goodwill	20,522	20,522
TOTAL ASSETS	$3,209,448	$3,453,340

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$1,893,752	$1,276,970
Credit facilities, net	554,135	1,156,704
Accounts payable and other accrued liabilities	43,847	52,696
Accrued real estate taxes payable	37,235	39,632
Accrued interest payable	30,176	23,122
Security deposit liability	26,063	25,909
Prepaid rents	2,891	3,348
Total Liabilities	2,588,099	2,578,381

Redeemable Series A preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 5,000,000 shares issued and outstanding, respectively	122,820	122,225
Redeemable noncontrolling interests in the OP	257,454	251,503
Redeemable noncontrolling interests in consolidated VIEs	80,711	105,018
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,377,421 and 25,006,237 shares issued and outstanding, respectively	256	252
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	762,904	776,755
Distributions in excess of retained earnings	(623,403)	(423,769)
Accumulated other comprehensive income	14,499	31,208
Total Stockholders' Equity	154,281	384,471
Noncontrolling interests in consolidated VIEs	6,083	11,742
TOTAL LIABILITIES AND EQUITY	$3,209,448	$3,453,340
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenues
Rental income	$357,526	$345,778	$262,433
Other income	5,299	5,330	6,898
Total revenues	362,825	351,108	269,331
Expenses
Property operating expenses	80,170	81,241	49,283
Real estate taxes and insurance	67,800	65,673	47,122
Property management fees	2,457	13,810	14,692
Advisory fees	20,764	21,758	16,060
General and administrative expenses	81,553	53,208	29,012
Depreciation and amortization	123,940	128,009	99,988
Interest expense	143,851	139,151	60,209
Total expenses	520,535	502,850	316,366
Loss on extinguishment of debt	(3,881)	(993)	(3,469)
Loss on sales and impairment of real estate, net	(32,455)	(72,539)	(671)
Investment income	4,242	361	1,513
Provision for loan losses	(4,605)	—	—
Loss on forfeited deposits	—	(54,135)	—
Internalization costs	—	(1,099)	—
Net loss	(194,409)	(280,147)	(49,662)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,801	8,828	8,891
Net income attributable to Redeemable Series B Preferred stock	6,052	—	—
Net loss attributable to redeemable noncontrolling interests in the OP	(29,162)	(42,025)	(7,489)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(30,703)	(22,694)	(11,695)
Net loss attributable to noncontrolling interests in consolidated VIEs	(4,734)	(3,296)	(536)
Net loss attributable to stockholders	$(144,663)	$(220,960)	$(38,833)
Other comprehensive (loss)/income
Unrealized (loss)/gain on interest rate hedges	(19,656)	(15,050)	52,833
Total comprehensive (loss)/income	(214,065)	(295,197)	3,171
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,801	8,828	8,891
Comprehensive income attributable to Redeemable Series B Preferred stock	6,052	—	—
Comprehensive (loss)/income attributable to redeemable noncontrolling interests in the OP	(32,109)	(44,284)	554
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(30,703)	(22,694)	(11,695)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(4,734)	(3,296)	(536)
Comprehensive (loss)/income attributable to stockholders	$(161,372)	$(233,751)	$5,957

Weighted average common shares outstanding - basic	25,263	24,712	24,599
Weighted average common shares outstanding - diluted	25,263	24,712	24,599

Loss per share - basic	$(5.73)	$(8.94)	$(1.58)
Loss per share - diluted	$(5.73)	$(8.94)	$(1.58)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)

	Series B Preferred Stock		Class A Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2021			21,814,248	$219	$651,531	$(68,011)	$(791)	$582,948
Net loss attributable to common stockholders					—	(38,833)	—	(38,833)
Issuance of Class A common stock			4,176,600	42	226,870	—	—	226,912
Redemptions of Class A common stock			(1,439,129)	(14)	(88,696)	—	—	(88,710)
Offering costs					(1,881)	—	—	(1,881)
Equity-based compensation			63,645	1	3,515	—	—	3,516
Common stock dividends declared ($2.1204 per share)					—	(53,204)	—	(53,204)
Other comprehensive income attributable to common stockholders					—	—	44,790	44,790
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(39,024)	—	—	(39,024)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(15,186)	—	—	(15,186)
Balances, December 31, 2022	—	$—	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to common stockholders					—	(220,960)	—	(220,960)
Issuance of Class A common stock			332,163	3	18,732	—	—	18,735
Redemptions of Class A common stock			(13,815)	—	(840)	—	—	(840)
Issuance of Series B preferred stock, net of offering costs	2,548,240	25			60,803	—	—	60,828
Equity-based compensation			72,525	1	4,666	—	—	4,667
Common stock dividends declared ($1.5903 per share)					—	(40,222)	—	(40,222)
Series B Preferred stock dividends declared ($0.40243 per share)						(2,539)		(2,539)
Other comprehensive income attributable to common stockholders					—	—	(12,791)	(12,791)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(28,393)	—	—	(28,393)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(15,342)	—	—	(15,342)
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to stockholders					—	(144,663)	—	(144,663)
Net income attributable to Series B preferred stockholders						6,052		6,052
Issuance of Class A common stock			425,914	4	23,064	—	—	23,068
Redemptions of Class A common stock			(128,250)	(1)	(7,373)	—	—	(7,374)
Equity-based compensation			73,520	1	5,859	—	—	5,860
Common stock dividends declared ($2.1204 per share)					—	(54,971)	—	(54,971)
Series B Preferred stock dividends declared ($1.78125 per share)					—	(6,052)	—	(6,052)
Other comprehensive loss attributable to stockholders					—	—	(16,709)	(16,709)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(29,005)	—	—	(29,005)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(6,396)	—	—	(6,396)
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,904	$(623,403)	$14,499	$154,281
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(194,409)	$(280,147)	$(49,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sales and impairment of real estate, net	32,455	72,539	671
Depreciation and amortization	123,940	128,009	99,988
Non-cash interest expense (income)	(12,061)	17,048	(936)
Provision for loan losses	4,605	—	—
Net cash received on derivative settlements	47,503	2,419	313
Loss on extinguishment of debt	3,881	993	3,469
Equity-based compensation	20,087	14,048	6,516
Loss on forfeited deposits	—	54,135	—
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	4,513	(5,742)	(435)
Prepaids and other assets	(4,156)	(4,336)	503
Accounts payable and other accrued liabilities	(11,435)	3,707	20,216
Accrued real estate taxes payable	(2,397)	1,532	14,478
Accrued interest payable	7,054	8,177	12,820
Net cash provided by operating activities	19,580	12,382	107,941

Cash flows from investing activities
Investment in unconsolidated entity	—	—	(100,819)
Redemption of investment in unconsolidated entity	—	—	100,819
Acquisition of NexPoint Homes through VIE consolidation, net of cash received	—	—	(47,022)
Internalization of the Manager	—	(1,174)	—
Net proceeds from sales of real estate	178,191	268,321	9,988
Prepaid deposits	76	(10)	(41,181)
Insurance proceeds received	2,457	8,686	965
Additions to real estate investments	(71,788)	(118,949)	(1,643,620)
Acquisition of preferred equity interests	(16,302)	—	—
Net cash provided by (used in) investing activities	92,634	156,874	(1,720,870)

Cash flows from financing activities
Dividends payable	(5,656)	—	—
Notes payable proceeds received	897,612	334,295	288,475
Notes payable principal payments	(250,914)	(35,622)	(8,615)
Credit facilities proceeds received	2,758	35,158	1,190,000
Credit facilities principal payments	(671,498)	(462,384)	—
Bridge facilities proceeds received	—	25,000	425,000
Bridge facilities principal payments	—	(100,000)	(350,000)
Financing costs paid	(30,478)	(14,385)	(15,150)
Interest rate cap premium paid	—	—	(12,673)
Proceeds from issuance of Class A common stock	—	—	173,607
Redemptions of Class A common stock paid	(6,675)	(17,934)	(77,884)
Offering costs paid	—	—	(2,222)
Dividends paid to common stockholders	(29,271)	(19,416)	(25,137)
Series B Preferred stock dividends paid	(6,052)	(2,539)	—
Payments for taxes related to net share settlement of stock-based compensation	(1,187)	(1,239)	(555)
Proceeds from issuance of redeemable Series B preferred stock, net of offering costs	—	60,828	—
Redemptions of Series A Preferred stock paid	(86)	(140)	—
Series A Preferred stock dividends paid	(8,120)	(8,125)	(8,125)
Contributions from redeemable noncontrolling interests in the OP	6,805	2,247	9,221
Distributions to redeemable noncontrolling interests in the OP	(9,058)	(1,020)	(5,905)
Redemptions by redeemable noncontrolling interests in the OP	(457)	—	(350)
Contributions from redeemable noncontrolling interests in consolidated VIEs	—	—	67,640
Distributions to redeemable noncontrolling interests in consolidated VIEs	—	(602)	(2,088)
Contributions from noncontrolling interests in consolidated VIEs	1,559	8,037	7,575
Distributions to noncontrolling interests in consolidated VIEs	(907)	(540)	(133)
Redemptions to noncontrolling interests in consolidated VIEs	(1,577)	(4)	—
Net cash provided by (used in) financing activities	(113,202)	(198,385)	1,652,681

Change in cash and restricted cash	(988)	(29,129)	39,752
Cash and restricted cash, beginning of year	85,620	114,749	74,997
Cash and restricted cash, end of year	$84,632	$85,620	$114,749

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$124,736	$146,666	$42,991
Cash paid for income and franchise taxes	575	652	262

Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	900	1,270	—
Assumed liabilities in asset acquisitions	—	—	3,829
Accrued dividends payable to common stockholders	1,462	832	748
Accrued distributions payable to redeemable noncontrolling interests in the OP	615	1,315	1,259
Accrued dividends payable to Series A preferred stockholders	2,030	2,031	2,031
Accrued redemptions payable to common stockholders	1,187	488	17,094
Accrued capital expenditures	—	106	5,227
Accretion to redemption value of Redeemable Series A preferred stock	681	703	766
Fair market value adjustment on assumed debt	—	—	89
Asset backed securitization certificates	39,868	39,096	—
Assumed debt on acquisitions	—	565	13,582
Write off of fully amortized deferred financing costs	1,965	—	—
Issuance of Class A common stock related to DRIP dividends	24,239	19,974	29,408
DRIP dividends to common stockholders	(24,239)	(19,974)	(29,408)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	3,728	5,242	2,026
DRIP distributions to redeemable noncontrolling interests in the OP	(3,728)	(5,242)	(2,026)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	5,351	3,244	2,088
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(5,351)	(3,244)	(2,088)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	370	228	62
DRIP distributions to noncontrolling interests in consolidated VIEs	(370)	(228)	(62)
Real estate investments assumed in acquisition of NexPoint Homes through VIE consolidation	—	—	326,432
Earnest money deposits assumed in acquisition of NexPoint Homes through VIE consolidation	—	—	36,838
Other assets assumed in acquisition of NexPoint Homes through VIE consolidation	—	—	8,729
Notes payable assumed in acquisition of NexPoint Homes through VIE consolidation	—	—	278,530
Other liabilities assumed in acquisition of NexPoint Homes through VIE consolidation	—	—	4,607
Noncontrolling interests assumed in acquisition of NexPoint Homes through VIE consolidation	—	—	41,150
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”) and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of December 31, 2024, there were a combined 24,797,683 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 20,077,225 Class A OP Units, or 81.0%, were owned by the Company, 2,814,062 Class B OP Units, or 11.2%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 95,690 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 151,008 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,659,698 Class C OP Units, or 6.7%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and as of August 3, 2023, a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP. The Company has control to direct the activities of the OP because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP.
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
Between November 1, 2018 and December 31, 2024, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 20,750 additional homes and sold 4,075 homes within the VineBrook Portfolio (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 326 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 20,804 homes (the "VineBrook Portfolio") in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,247 homes (the “NexPoint Homes Portfolio”), for a total of 23,051 homes in 20 states as of December 31, 2024. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook Portfolio were funded by loans (see Note 5), proceeds from the sale of Common Stock and Preferred Stock (defined below) and excess cash generated from operations.
The Company is externally managed by NexPoint Real Estate Advisors V, L.P. (the “Adviser”), through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally had an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes for periods before August 3, 2023 (see Note 15).
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

2. Summary of Significant Accounting Policies
Basis of Accounting and Use of Estimates
The accompanying consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2024 and December 31, 2023 and results of operations for the years ended December 31, 2024, 2023 and 2022 have been included.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2024, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 5) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 81% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of December 31, 2024. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 5). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 5).
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
As of December 31, 2024, the gross balance and accumulated amortization related to the intangible lease assets were both zero. As of December 31, 2023, the gross balance and accumulated amortization related to the intangible lease assets were both less than $0.1 million. For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $1.6 million, $1.9 million and $9.4 million, respectively, of amortization expense related to the intangible lease assets which are included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates, changes in hold periods and occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the years ended December 31, 2024, 2023 and 2022, the Company recorded approximately $29.4 million, $72.3 million and $0.7 million, respectively, of impairment charges on real estate assets, mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2024, $1.8 million of impairments on operating properties not held for sale were recorded, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss), and no significant impairments on operating properties were recorded during the years ended December 31, 2023 and 2022.
Intangible Assets
Intangible assets acquired related to the Internalization of the Manager are amortized on a straight-line basis over the estimated useful lives as described in the following table:

Developed technology	5 years
Goodwill	Not depreciated
Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the years ended December 31, 2024 and 2023.
Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2024 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the years ended December 31, 2024 and 2023. The goodwill did not exist before August 3, 2023, as the goodwill resulted from the Internalization of the Manager that closed on August 3, 2023.
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
In connection with the Company’s asset backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature over the next four years. We have not recognized any credit losses with respect to these investments in debt securities for the years ended December 31, 2024 and 2023.
Cash and Restricted Cash
The Company maintains cash at multiple financial institutions and, at times, these balances exceed federally insurable limits. As a result, there is a concentration of credit risk related to amounts on deposit. We believe any risks are mitigated through the size of the financial institutions at which our cash balances are held.
Restricted cash represents cash deposited in accounts related to security deposits, property taxes, insurance premiums, deductibles and other lender-required escrows. Amounts deposited in the reserve accounts associated with the loans can only be used as provided for in the respective loan agreements, and security deposits held pursuant to lease agreements are required to be segregated.
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Cash	$40,738	$27,917	$76,751
Restricted cash	43,894	57,703	37,998
Total cash and restricted cash	$84,632	$85,620	$114,749
Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to the changes in operating assets and liabilities, net of effects of sales and acquisitions for the years ended December 31, 2023 and 2022 to be comparative to the consolidated statement of cash flows for the year ended December 31, 2024.
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the years ended December 31, 2024, 2023 and 2022, rental income includes $15.9 million, $13.5 million and $10.7 million of variable lease payments, respectively.
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
Segment Reporting
We adopted Accounting Standards Update (“ASU”) ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the GAAP disclosure requirements for interim periods. ASU 2023-07 also explicitly requires public entities with a single reportable segment to provide all segment disclosures under GAAP. The Company identifies and discloses its reporting segment(s) in accordance with ASC 280, Segment Reporting. In applying this guidance, the Company first identifies its operating segment(s) from the component(s) where: (1) it engages in business activities from which it may recognize revenue and incur expenses, (2) its operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (3) its discrete financial information is available. Reportable segments are generally those operating segments that meet certain quantitative thresholds. The Company has determined it has two reportable segments: the VineBrook Portfolio and the NexPoint Homes Portfolio.
Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and should be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact of adopting the amendments on its disclosures.

3. Real Estate Investments
As of December 31, 2024, the Company, through the OP and its SPE subsidiaries, owned 23,051 homes, including 20,804 homes in the VineBrook Portfolio and 2,247 homes in the NexPoint Homes Portfolio. As of December 31, 2023, the Company through the OP and its SPE subsidiaries, owned 24,412 homes, including 21,843 homes in the VineBrook Portfolio and 2,569 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2023	$560,047	$2,872,755		$14	$54,615	$3,487,431	$(275,534)
Additions	—	62,942	(2)	—	3,743	66,685	(121,608)	(3)
Transfers to held for sale	(24,940)	(146,116)		—	154,735	(16,321)	16,321
Reclasses	64	—		—	(259)	(195)	(11)
Write-offs	—	(1,428)		(14)	—	(1,442)	64
Dispositions	(7,749)	(43,944)		—	(132,312)	(184,005)	6,804
Impairment	—	(4,232)		—	(24,930)	(29,162)	—
Real Estate Balances, December 31, 2024	$527,422	$2,739,977		$—	$55,592	$3,322,991	$(373,964)
(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $0.9 million and other capitalizable costs outlined in (1) above of approximately $0.3 million.
(3)Accumulated depreciation and amortization activity excludes approximately $1.7 million of depreciation and amortization related to assets not classified as real estate investments.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized depreciation expense of approximately $122.3 million, $126.1 million and $90.6 million, respectively.
Real estate acquisitions and dispositions
During the year ended December 31, 2024, the Company acquired no additional homes within the VineBrook Portfolio and NexPoint Homes Portfolio. During the year ended December 31, 2023, the Company acquired 2 homes within the VineBrook Portfolio and 19 homes within the NexPoint Homes Portfolio
During the years ended December 31, 2024 and 2023, the Company, through the OP, disposed of 1,039 and 2,816 homes within the VineBrook Portfolio, respectively. During the years ended December 31, 2024 and 2023, the Company, through its consolidated investment in NexPoint Homes, disposed of 322 and 4 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
On August 3, 2022, VB Five, LLC, an indirect subsidiary of the Company, entered into a purchase agreement under which the VB Five, LLC agreed to acquire a portfolio of approximately 1,610 single-family rental homes located in Arizona, Florida, Georgia, Ohio and Texas (the “Tusk Portfolio”). Also on August 3, 2022, VB Five, LLC entered into a purchase agreement under which VB Five, LLC agreed to acquire a portfolio of approximately 1,289 single-family rental homes located in Arizona, Florida, Georgia, North Carolina, Ohio and Texas (the “Siete Portfolio”). On January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Tusk Portfolio was terminated by the seller and VB Seven, LLC forfeited its initial deposit of approximately $23.3 million. Additionally, on January 17, 2023, the Company, through its indirect subsidiary, VB Seven, LLC, entered into an agreement under which the acquisition of the Siete Portfolio was terminated by the seller and VB Seven, LLC forfeited its initial deposit of approximately $17.7 million. The total initial deposit forfeitures of $41.0 million from the Tusk Portfolio and the Siete Portfolio are included in loss on forfeited deposits on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.
Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the years ended December 31, 2024 and 2023, the Company recorded approximately $24.9 million and $75.7 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $1.9 million and $3.4 million of casualty related impairment for the years ended December 31, 2024 and 2023, respectively, and are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and December 31, 2023, there were 376 and 595 homes, that were classified as held for sale, respectively. These held for sale properties had a carrying amount of approximately $55.6 million and $54.6 million, respectively. As of December 31, 2024 and 2023, the total impairment charges on these held for sale properties was approximately $12.4 million and $16.3 million , respectively.
Hurricane Helene
During September 2024, Hurricane Helene hit the southeastern seaboard of the United States, generally affecting Florida, Georgia, South Carolina, North Carolina, Virginia and Tennessee. In total, over 800 properties in the VineBrook Portfolio were impacted by Hurricane Helene across the following ten markets: Augusta, Cincinnati, Columbia, Atlanta, Triad, Huntsville, Indianapolis, Greenville, Dayton and Montgomery. The NexPoint Homes Portfolio saw minimal damage related to Hurricane Helene as it only affected 12 homes in the NexPoint Homes Portfolio. As of December 31, 2024, all markets impacted by Hurricane Helene have had repairs completed, with the exception of Augusta, which was still undergoing rehab work. For the year ended December 31, 2024, total impairment charges recorded due to property damage related to Hurricane Helene were $3.3 million. Total insurance recoveries were $2.4 million, of which $1.5 million has been received as of the year ended December 31, 2024. These amounts are included in the loss on sales and impairment of real estate, net, on the consolidated statements of operations and comprehensive income (loss).
Hurricane Milton
During October 2024, Hurricane Milton hit Florida. The VineBrook Portfolio saw minimal damage related to Hurricane Milton in its only Florida market, Pensacola. The NexPoint Homes Portfolio only had one home affected with minimal damage to the roof by Hurricane Milton. For the year ended December 31, 2024, the total impairment charges recorded due to property damage related to Hurricane Milton was less than $0.1 million and total insurance recoveries received was less than $0.1 million, and are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).

4. NexPoint Homes Investment
Formation of NexPoint Homes
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
On June 8, 2022, the OP loaned $50.0 million to NexPoint Homes in exchange for $50.0 million of 7.50% convertible notes of NexPoint Homes (the “NexPoint Homes Convertible Notes”). The NexPoint Homes Convertible Notes bear interest at 7.50%, are interest only during the term of the NexPoint Homes Convertible Notes and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the NexPoint Homes Convertible Notes are convertible into NexPoint Homes Class A Shares at the election of the OP at the then-current net asset value of NexPoint Homes, subject to certain limitations. Subsequent to June 8, 2022, NexPoint Homes repaid $30.5 million of the NexPoint Homes Convertible Notes and the balance of the NexPoint Homes Convertible Notes was $19.5 million as of December 31, 2024. The NexPoint Homes Convertible Notes held by the Company are eliminated in consolidation.
On June 8, 2022, in connection with the formation of NexPoint Homes, the Company consolidated a note with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027. As of December 31, 2024, the NexPoint Homes MetLife Note 1 had an outstanding principal balance of $237.2 million which is included, net of unamortized deferred financing costs, in notes payable on the consolidated balance sheets.
See Note 5 for more information on the Company’s consolidated debt related to its investment in NexPoint Homes.
On September 19, 2024, certain subsidiaries of the SFR OP entered into property management agreements with Mynd Management, Inc. (“Mynd”) to manage the NexPoint Homes Portfolio (the “Mynd Management Agreements”). Mynd is now responsible for the day-to-day management of the NexPoint Homes Portfolio, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, overseeing third-party property managers and other responsibilities customary for the management of SFR properties. Under the Mynd Management Agreements, Mynd is entitled to a property management fee, an asset management services fee, a disposition fee and a construction management fee, in addition to leasing, onboarding and certain inspection fees. The fees are generally paid monthly in arrears. Mynd is not a related party of the Company.
During the year ended December 31, 2024, $1.5 million in fees were earned by Mynd in connection with the Mynd Management Agreements. Related to the fees earned by Mynd, $0.6 million and $0.8 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024, and no fees were capitalized to the property basis based on the nature of the fee for the year ended December 31, 2024.

5. Debt
As of December 31, 2024, the VineBrook Portfolio had approximately $2.1 billion of debt outstanding, and the NexPoint Homes Portfolio had $518.8 million of debt outstanding. The following table contains summary information of the Company’s debt for the years ended December 31, 2024 and 2023 (dollars in thousands):

		Outstanding Principal as of
	Type	December 31, 2024	December 31, 2023	Interest Rate (1)	Maturity
Initial Mortgage	Floating	$—	$234,644	6.19%	12/1/2025
Warehouse Facility	Floating	457,183	824,387	7.18%	5/3/2025	(2)
JPM Facility	Floating	97,350	338,387	7.34%	4/30/2025
ABS I Loan	Fixed	389,274	392,180	4.92%	12/8/2028
ABS II Loan	Fixed	402,334	—	4.65%	3/9/2029
MetLife Note	Fixed	104,312	110,157	3.25%	1/31/2026
MetLife Term Loan I	Fixed	340,099	—	4.50%	8/22/2029
MetLife Term Loan II	Fixed	249,899	—	4.75%	11/4/2029
TrueLane Mortgage	Fixed	8,165	9,323	5.35%	2/1/2028
Crestcore II Note	Fixed	2,574	2,670	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,391	2,611	5.12%	7/9/2029
PNC Loan I	Fixed	—	18	3.59%	2/19/2024
PNC Loan II	Fixed	—	65	3.70%	12/29/2024
PNC Loan III	Fixed	—	177	3.69%	12/15/2025
Total VineBrook Portfolio debt		$2,053,581	$1,914,619
NexPoint Homes MetLife Note 1	Fixed	237,173	238,428	3.73%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	174,590	5.44%	8/12/2027
NexPoint Homes KeyBank Facility	Floating	—	60,500	7.03%	12/31/2024
SFR OP Note Payable I	Fixed	500	500	8.80%	4/25/2025
SFR OP Note Payable II	Fixed	500	—	12.50%	3/31/2025
SFR OP Note Payable III	Fixed	3,500	—	15.00%	7/10/2025
SFR OP Convertible Notes (3)	Fixed	102,557	102,557	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$518,820	$576,575
Total debt		$2,572,401	$2,491,194
Debt premium, net (4)		234	305
Debt discount, net (5)		(89,128)	(39,115)
Deferred financing costs, net of accumulated amortization of $32,110 and $22,796, respectively		(35,620)	(18,710)
		$2,447,887	$2,433,674
(1)Represents the interest rate as of December 31, 2024. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of December 31, 2024 was 4.5277%, daily SOFR as of December 31, 2024 was 4.4900% and one-month term SOFR as of December 31, 2024 was 4.3325%.
(2)The initial maturity for the Warehouse Facility (as defined below) prior to extension options being exercised was November 3, 2024. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The Company exercised its first extension option to extend the Warehouse Facility maturity date to May 3, 2025 on November 1, 2024. The maturity date after the second extension is November 3, 2025.
(3)The SFR OP Convertible Notes exclude the amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation.
(4)The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(5)The Company reflected a discount on ABS I Loan, ABS II Loan, MetLife Term Loan I Facilities and MetLife Term Loan II Facility (as defined below), which is amortized into interest expense over the remaining term of the debt.
Additionally, we have included a summary of debt agreements and significant changes to the agreements during the year ended December 31, 2024 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bore interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75%. The JPM Facility is interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. On December 21, 2023, the Company drew an additional $21.4 million on the JPM Facility of which the draw proceeds, along with cash on hand, were used to pay off a $75.0 million bridge credit agreement in full. During the year ended December 31, 2024, the Company drew an additional $2.8 million on the JPM Facility. During the year ended December 31, 2024, the Company paid down approximately $243.8 million on the JPM Facility. As of December 31, 2024, the JPM Facility had $252.6 million in available capacity. The outstanding balance on the JPM Facility as of December 31, 2024, is approximately $97.4 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
MetLife Note
On January 26, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note is secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bears interest at a fixed rate of 3.25%. The MetLife Note is interest-only and matures and is due in full on January 31, 2026. The outstanding balance on the MetLife Note as of December 31, 2024 is approximately $104.3 million. The MetLife Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
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
Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) $39.1 million Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan.
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
The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,756 single-family rental homes, and as of December 31, 2024, approximately 11.96% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the ABS II Class A Certificates, ABS II Class B Certificates, ABS II Class C Certificates, ABS II Class D Certificates and ABS II Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) $39.9 million ABS II Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the ABS II Regular Certificates, the “ABS II Certificates”). Initially, the OP retained $19.5 million of the ABS II Class A Certificates, $10.5 million of the ABS II Class B Certificates, and $2.0 million of the ABS II Class C Certificates. On July 11, 2024, the OP sold $10.5 million of the ABS II Class B Certificates. On July 24, 2024, the OP sold $19.5 million of the ABS II Class A Certificates. On September 25, 2024, the OP sold $2.0 million of the ABS II Class C Certificates.
The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the ABS II Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the ABS II Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased ABS II Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the ABS II Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the remaining $39.9 million of the ABS II Certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. For the retained ABS II Class F certificate, the Company determined to classify the debt security as a held to maturity investment (see Note 2). The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,457 single-family rental homes, and as of December 31, 2024, approximately 10.66% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-
rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
The following table contains summary information regarding the ABS II Loan (excluding Tranche F, which the OP acquired and including the portions of Tranche A, B and C retained by the OP, as described above) as of December 31, 2024 (dollars in thousands):

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
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. On August 14, 2024, the OP entered into a Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024 (the “Commitment Reduction”). During the year ended December 31, 2024, the Company paid down approximately $367.2 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. As of December 31, 2024, the outstanding balance of the Warehouse Facility was approximately $457.2 million, which is below the required Commitment Reduction.
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

MetLife Term Loan I Facilities

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into two credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility. As of December 31, 2024, the outstanding balance of the MetLife Term Loan I Facilities was approximately $340.1 million.
MetLife Term Loan II Facility

On November 4, 2024, VB Eleven, LLC, an indirect subsidiary of the Company, as borrower, entered into a $250.0 million credit agreement for a term loan credit facility (the “MetLife Term Loan II Facility”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029. The Company used $226.8 million of the proceeds to pay down the remaining outstanding amount under the Initial Mortgage. As of December 31, 2024, the outstanding balance of the MetLife Term Loan II Facility was approximately $249.9 million.
Initial Mortgage

On November 4, 2024, in connection with the execution of the MetLife Term Loan II Facility, the Company, through the OP, repaid the remaining outstanding balance on the Initial Mortgage, which extinguished the Initial Mortgage. In connection with the extinguishment of the Initial Mortgage, the Company incurred a loss on extinguishment of debt of approximately $2.3 million, which is presented on the consolidated statements of operations and comprehensive income (loss).
NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook Portfolio, as of December 31, 2024, the NexPoint Homes Portfolio had $518.8 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1” and “NexPoint Homes MetLife Note 2”), the NexPoint Homes KeyBank Facility (as defined below), the SFR OP Note Payable I (as defined below), the SFR OP Note Payable II (as defined below), the SFR OP Note Payable III and the SFR OP Convertible Notes (as defined in Note 11). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.
NexPoint Homes KeyBank Facility
On August 12, 2022, a subsidiary of the SFR OP as borrower closed a $75.0 million revolver facility with KeyBank, as lender (the “NexPoint Homes KeyBank Facility”). On December 30, 2022, a subsidiary of SFR OP as borrower closed on an additional $10.0 million on the NexPoint Homes KeyBank Facility, bringing the total commitment to $85.0 million as of December 31, 2022. The NexPoint Homes KeyBank Facility initially matured on August 12, 2025 and bore interest at a floating rate of 185 to 270 basis points, depending on the borrower’s leverage ratio, over SOFR. After amendments to the NexPoint Homes Key Bank Facility loan agreement, the NexPoint Homes Key Bank Facility bore interest at a floating rate of 195 to 270 basis points, depending on the borrower’s leverage ratio, over SOFR and matured on December 31, 2024 with a maximum commitment of $60.5 million. On December 27, 2024, the SFR OP repaid the outstanding principal balance on the NexPoint Homes KeyBank Facility, which extinguished the NexPoint Homes KeyBank Facility.
SFR OP Note Payable I
On October 25, 2023, the SFR OP as borrower entered into a promissory note with NexPoint Diversified Real Estate Trust Operating Partnership, L.P., the parent of which is advised by an affiliate of our Adviser, as lender (the “SFR OP Note Payable I”) for $0.5 million. The SFR OP Note Payable I bears interest at a fixed rate of 8.80% and had an original maturity date of April 25, 2024. On April 25, 2024, the SFR OP Note Payable I was amended to modify the maturity date to be April 25, 2025. As of December 31, 2024, the outstanding balance of the SFR OP Note Payable I was $0.5 million.
SFR OP Note Payable II
On March 31, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. (“NREF”), an entity that is advised by an affiliate of our Adviser, as lender (the “Original SFR OP Note Payable II”) for $0.5 million. Subsequent to December 31, 2024, the Original SFR OP Note Payable II was amended and restated to correct the holder of the Original SFR OP Note Payable II to be NexPoint Real Estate Finance Operating Partnership, L.P., the party that funded the original loan (the amendment and restatement together with the Original SFR OP Note Payable II, the “SFR OP Note Payable II”). The SFR OP Note Payable II matures on March 31, 2025 and bears interest at a fixed rate of 12.50%. As of December 31, 2024, the outstanding balance of the SFR OP Note Payable II was $0.5 million.
SFR OP Note Payable III
On July 10, 2024, the SFR OP as borrower entered into a promissory note with NREF as lender (the “Original SFR OP Note Payable III”) for a total commitment of $5.0 million. Subsequent to December 31, 2024, the Original SFR OP Note Payable III was amended and restated to correct the holder of the Original SFR OP Note Payable III to be NREF OP IV REIT Sub, LLC, the party that funded the original loan (the amendment and restatement together with the Original SFR OP Note Payable III, the “SFR OP Note Payable III”). The SFR OP Note Payable III matures on July 10, 2025 and bears interest at a fixed rate of 15.00%. As of December 31, 2024, the outstanding balance of the SFR OP Note Payable III is $3.5 million.
As of December 31, 2024, the Company is in compliance with all debt covenants in all of its debt agreements.
Weighted Average Interest
The weighted average interest rate of the Company’s debt was 5.2779% as of December 31, 2024 and 6.6245% as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.0576% and 4.6860%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of December 31, 2024, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.2637% on its combined $1.4 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on the entirety of the $554.5 million of the Company’s floating rate indebtedness.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2024 are as follows (in thousands):

Total
2025	$559,366
2026	104,607
2027	514,631
2028	396,994
2029	996,803
Thereafter	—
Total	$2,572,401
Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $663.4 million coming due within 12 months of the financial statement issuance date, primarily related to the Warehouse Facility, JPM Facility and the MetLife Note. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under certain existing debt instruments, (iii) refinance certain debt instruments and (iv) sell homes from its portfolio and pay down debt balances with the net sale proceeds. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, in order to extend existing obligations, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The Company intends to refinance these obligations primarily using debt or equity financing before they come due. In considering whether it is probable the Company will refinance the maturing debt obligations prior to their maturity dates, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. As a result, the Company has concluded it is probable that refinancings will be completed prior to the maturity dates of the aforementioned debt obligations. There can be no assurances that financing can be obtained. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the years ended December 31, 2024, 2023 and 2022, amortization of deferred financing costs of approximately $13.3 million, $9.8 million and $8.0 million, respectively, and amortization of loan discounts of approximately $13.4 million, $0 and $0, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2024, December 31, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.
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
In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, has entered into 12 interest rate swap transactions with KeyBank and Mizuho with a combined notional amount of $1.1 billion. As of December 31, 2024, the Company had $0.7 billion of the interest rate swaps designated as cash flow hedges of interest rate risk that covered $0.6 billion of floating rate debt outstanding for the VineBrook Portfolio. The interest rate swaps the Company has entered into effectively replace the floating interest rate (daily SOFR or daily SOFR plus 0.1145%, previously one-month LIBOR) with respect to those amounts with a weighted average fixed rate of 2.2637%.
As of December 31, 2024, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk at inception (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)		Notional		Fixed Rate
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	100,000		1.4180%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	50,000		1.4190%
2/3/2020	2/1/2025	KeyBank	Daily SOFR	(2)	50,000		1.2790%
3/2/2020	3/3/2025	KeyBank	Daily SOFR	(2)	20,000		0.9140%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000		1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000		1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		50,000		2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000		2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000		2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	(3)	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	(3)	2.6860%
4/3/2023	11/1/2025	Mizuho	Daily SOFR		250,000	(3)	3.5993%
					$1,120,000		2.4682%	(4)
(1)As of December 31, 2024, daily SOFR was 4.4900%.
(2)These interest rate swaps previously referenced one-month LIBOR, which ceased publication on June 30, 2023. Beginning July 1, 2023, these interest rate swaps transitioned to daily SOFR plus 0.1145% for the floating rate.
(3)These interest rate swaps are deemed to be derivatives not designated as hedging instruments and changes in the fair value of these derivatives are recorded directly in net income (loss) as interest expense.
(4)Represents the weighted average fixed rate of the interest rate swaps which have a combined weighted average fixed rate of 2.4682%.
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
As of December 31, 2024, the Company had the following outstanding interest rate cap that was not designated as a hedge in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of December 31, 2024	Strike Rate
Interest Rate Cap	$300,000	11/1/2025	One-Month Term SOFR	4.3325%	1.50%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of December 31, 2024 and December 31, 2023 (in thousands):

		Asset Derivatives
	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$11,276	$34,194

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	3,450	—
Interest rate caps	Interest rate derivatives, at fair value	6,563	14,222
Total		$21,289	$48,416
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Amount of gain (loss) recognized in OCI			Location of gain (loss) reclassified from OCI into income	Amount of gain (loss) reclassified from OCI into income
	2024	2023	2022		2024	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$9,787	$(15,050)	$52,833	Interest expense	$29,444	$—	$—

				Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
					2024	2023	2022
Derivatives not designated as hedging instruments:
Interest rate swaps				Interest expense	$3,685	$—	$—
Interest rate cap				Interest expense	$3,509	$(7,319)	$8,881
The Class A, Class B and Class C ABS II Certificates that the Company purchased and retained were recorded at fair value on the consolidated balance sheets in previous reporting periods. Given these certificates were sold before December 31, 2024, the value of these assets is zero as of December 31, 2024.
ABS Class F Retention Certificates
The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of December 31, 2024 and December 31, 2023, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $39.1 million, respectively.
The table below presents the outstanding principal balance and estimated fair value of our debt as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	$2,572,401	$2,500,760	$2,491,194	$2,365,209
The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at December 31, 2024
Real estate assets - impaired as of December 31, 2024	$39,944	$—	$—	$39,944

7. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the year ended December 31, 2024. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the years ended December 31, 2024, 2023 and 2022, the Company issued 425,914 shares, 332,000 shares and 4,177,000 shares of Common Stock, respectively, for equity contributions of $23.1 million, $18.7 million and $226.9 million, respectively.
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
RSU Grants Under the 2018 LTIP and 2023 LTIP
On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On April 11, 2023, a total of 186,770 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. On April 3, 2024, a total of 191,937 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on April 11, 2023, February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering. The RSUs granted to certain employees of the Adviser and officers of the Company on April 3, 2024 vest 50% ratably over four years and 50% at the successful completion of an initial public offering or the listing of the Company's Common Stock on a national securities exchange. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the years ended December 31, 2024, 2023 and 2022 were an aggregate of $5.5 million, $5.7 million and $4.1 million, respectively.
As of December 31, 2024, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2022	488,326		$19,943
Granted	186,770		11,774
Vested	(92,564)	(2)	(3,681)
Forfeited	(12,800)		(569)
Outstanding December 31, 2023	569,732		$27,467
Granted	191,937		11,315
Vested	(93,353)	(2)	(4,464)
Forfeited	(4,786)		(247)
Outstanding December 31, 2024	663,530		$34,071
(1)Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.
(2)Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 73,520 shares of Common Stock being issued for the year ended December 31, 2024, and 72,525 shares of Common Stock being issued for the year ended December 31, 2023, as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
February 15, 2025	21,729
February 17, 2025	21,442
April 3, 2025	31,568
April 11, 2025	22,029
February 17, 2026	21,315
April 3, 2026	22,663
April 11, 2026	21,855
April 3, 2027	22,663
April 11, 2027	21,855
April 3, 2028	22,663
Upon successful completion of IPO*	433,748
663,530

*
Upon successful completion of an initial public offering of the Company (“IPO”) or listing of the common stock on a national securities exchange, as applicable, an additional 433,748 RSUs will vest immediately.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $5.9 million, $4.7 million and $3.5 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, total unrecognized compensation expense on RSUs was approximately $10.1 million, and the expense is expected to be recognized over a weighted average vesting period of 0.9 years.
Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with a target of 63,452 performance shares. Vesting of the performance shares is based on the achievement of annual Portfolio growth, annual growth of rehabilitations of properties in the Portfolio, net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. If the performance metrics are achieved, the performance shares based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio vest 25% ratably over four years and the performance shares based on the achievement of net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025 vest 50% ratably over two years. As of December 31, 2024, it was determined that 23,794 performance shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. Any unvested performance share granted to an employee is forfeited, except in limited circumstances, as determined by the compensation committee of the Board, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock.
As of December 31, 2024, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares	Value (1)
Outstanding December 31, 2023	23,794	$1,433
Earned	—	—
Vested	—	—
Forfeited	—	—
Outstanding December 31, 2024	23,794	$1,433

(1)Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is earned, which was $60.23 for the shares earned during the year ended December 31, 2023.
The vesting schedule for the outstanding performance shares is as follows:

Vest Date	Performance shares Vesting
January 1, 2025	5,949
January 1, 2026	5,948
January 1, 2027	5,949
January 1, 2028	5,948
23,794
Series B Preferred Stock

On July 31, 2023, the Company issued 2,548,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). Beginning on the day after the fourth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 10.00% per annum; beginning on the day after the fifth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 11.00% per annum; and beginning on the day after the sixth anniversary of the original issuance date and each anniversary thereafter, the Series B Preferred Stock dividend rate will increase an additional 2.00% per annum, with a maximum Series B Preferred Stock dividend rate of 17.00% per annum. The dividend rate will also increase upon the occurrence of certain default circumstances, as defined in the Articles Supplementary setting forth the terms of the Series B Preferred Stock. The Company has the option to redeem, in whole or in part, the Series B Preferred Stock at any time, from time to time, subject to certain redemption premiums if redeemed prior to the second anniversary of the original issuance date. The Company currently intends to exercise its option to redeem all of the outstanding Series B Preferred Stock on or prior to the fourth anniversary of the original issuance date. With respect to priority of payment of dividends, the Series B Preferred Stock ranks senior to all classes of Common Stock, and the Series B Preferred Stock and Series A Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share plus any accrued and unpaid distributions (whether or not declared), after payment of the Company's debts and other liabilities. An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. The Ohio State Life Insurance Company, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and a $75.0 million bridge credit agreement of the Company and fund a $20.0 million reserve with KeyBank.

8. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2023	$251,503
Net loss attributable to redeemable noncontrolling interests in the OP	(29,162)
Contributions by redeemable noncontrolling interests in the OP	6,805
Distributions to redeemable noncontrolling interests in the OP	(11,520)
Redemptions by redeemable noncontrolling interests in the OP	(457)
Equity-based compensation	14,227
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(2,947)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	29,005
Redeemable noncontrolling interests in the OP, December 31, 2024	$257,454
As of December 31, 2024, the Company held 20,077,225 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 95,690 Class C OP Units, GAF REIT held 151,008 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,659,698 Class C OP Units. As of December 31, 2024, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.
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
As of December 31, 2024, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2022	430,102	$16,286
Granted	555,192	34,328
Vested	(90,292)	(3,096)
Forfeited	(1,269)	(80)
Outstanding December 31, 2023	893,733	$47,438
Granted	—	—
Vested	(79,893)	(3,325)
Forfeited	—	—
Outstanding December 31, 2024	813,840	$44,113

(1)Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $27.88 for the April 19, 2019 grant, $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant, $38.29 for the May 31, 2021 grant, $61.74 for the August 10, 2022 grant, $63.04 for the February 22, 2023 grant and $61.63 for the August 3, 2023 grant.

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
813,840
*Upon successful completion of an IPO, or an earlier change in control with respect to awards held by certain key executives, an additional 229,238 PI Units will vest immediately instead of vesting ratably according to the schedule above.
For the years ended December 31, 2024, 2023 and 2022, the OP recognized approximately $14.2 million, $8.7 million and $3.0 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, total unrecognized compensation expense on PI Units was approximately $17.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.2 years.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
December 31, 2022	24,615,364	3,817,375	28,432,739
December 31, 2023	25,006,237	4,266,382	29,272,619
December 31, 2024	25,377,421	4,720,458	30,097,879
Redeemable Noncontrolling Interests in Consolidated VIEs
As of December 31, 2024, approximately 4,871,509 limited partnership units of SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2023	$105,018
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(30,703)
Contributions by redeemable noncontrolling interests in consolidated VIEs	5,351
Distributions to redeemable noncontrolling interests in consolidated VIEs	(5,351)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	6,396
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2024	$80,711
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

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2023	$11,742
Net loss attributable to noncontrolling interests in consolidated VIEs	(4,734)
Contributions by noncontrolling interests in consolidated VIEs	1,559
Distributions to noncontrolling interests in consolidated VIEs	(907)
Redemptions by noncontrolling interests in consolidated VIEs	(1,577)
Noncontrolling interests in consolidated VIEs, December 31, 2024	$6,083

9. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of December 31, 2024. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.
The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2023	5,000,000	$122,225
Repurchase of Redeemable Series A Preferred stock	(4,000)	(61)
Issuance costs related to Redeemable Series A Preferred stock	—	(25)
Net income attributable to Redeemable Series A Preferred stockholders	—	8,120
Dividends declared to Redeemable Series A Preferred stockholders	—	(8,120)
Accretion to redemption value	—	681
Redeemable Series A Preferred stock, December 31, 2024	4,996,000	$122,820

10. Income Taxes
The Company has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. NexPoint Homes has made the election and intends to be taxed as a REIT under Sections 856 through 860 of the Code and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRSs for the years ended December 31, 2024, 2023 and 2022.
If the Company fails to meet the above requirements, it would be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2024, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.
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
The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company determines the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.
The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of December 31, 2024. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions within general and administrative expenses on its consolidated statements of operations and comprehensive income (loss).

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
For the years ended December 31, 2024, 2023 and 2022, the Company expensed advisory fees of approximately $17.3 million, $19.0 million and $16.1 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 the Company has $11.9 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
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
Under the Management Agreements and the Side Letter, the aggregate fees that the Manager could earn in any fiscal year were capped such that the Manager’s EBITDA (as defined in the Management Agreements) derived from these fees could not exceed the greater of $1.0 million or 0.5% of the combined equity value of the Company and the OP on a consolidated basis, calculated on the first day of each fiscal year based on the aggregate NAV of the outstanding Common Stock and OP Units held other than by the Company on the last business day of the prior fiscal year (the “Manager Cap”). The aggregate fees up to the Manager Cap were payable (1) in cash in an amount equal to the tax obligations of the Manager’s equity holders resulting from the aggregate management fees earned in such fiscal year up to a maximum rate of 25% (the “Manager Cash Cap”) and (2) with respect to the remaining portion of the aggregate fees, in Class C OP Units, at a price per OP Unit equal to the Cash Amount (as defined in the OP LPA). The aggregate fees paid in cash that exceeded the Manager Cash Cap were rebated back to the OP. No Manager Cash Cap rebate was recorded for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, $0.7 million was recorded as a Manager Cash Cap rebate as a reduction to property management fees on the consolidated statements of operations and comprehensive income (loss).
Prior to and following the Internalization, the Manager is responsible for the day-to-day management of the properties, acquisition of new properties, disposition of existing properties (with acquisition and disposition decisions made under the approval of the investment committee and the Board), leasing the properties, managing resident issues and requests, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP, and other responsibilities customary for the management of SFR properties. On August 3, 2023, we completed the Internalization of our Manager following which the VineBrook Portfolio is internally managed, and our employees are responsible for the day-to-day management of the VineBrook Portfolio. See Note 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Internalization” for additional information on the Internalization.
Property management fees are included in property management fees on the consolidated statements of operations and comprehensive income (loss) and acquisition and construction fees are capitalized into each home and are included in buildings and improvements on the consolidated balance sheet and are depreciated over the useful life of each property. Following the Internalization, property management fees are eliminated in consolidation of the Manager’s operations for the VineBrook Portfolio. Additionally, following the Internalization, acquisition fees and construction fees are no longer applicable for the VineBrook Portfolio.
As of the date of the Internalization, approximately $2.1 million was due to the Manager, net of receivables due from the Manager, which was settled as an intercompany transaction following the consolidation of the Manager on August 3, 2023. The following table is a summary of fees that the OP incurred to the Manager and its affiliates, as well as reimbursements paid to the Manager and its affiliates for various operating expenses the Manager paid on the OP’s behalf, under the terms of Management Agreements and Side Letter, for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

		For the Year Ended December 31,
	Location on Balance Sheet or Statement of Operations	2024	2023 (1)	2022
Fees Incurred
Property management fees	Property management fees	$—	$10,326	$13,196
Acquisition fees	Buildings and improvements	—	4	10,391
Construction supervision fees	Buildings and improvements	—	7,590	17,907

Reimbursements
Payroll and benefits	Property operating expenses or General and administrative expenses, respectively	—	23,339	27,772
Other reimbursements	Buildings and improvements or Property operating expenses, respectively	—	1,600	1,817
Totals		$—	$42,859	$71,083

(1)Following the Internalization of the Manager on August 3, 2023, the Manager became a consolidated entity and as such activity following that date is excluded from the table above.
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
Internalization of the Manager
On June 28, 2022, the OP notified the Manager that it elected to exercise its purchase provision of the Manager under the Side Letter. On August 3, 2023, the OP, VineBrook Management, LLC, VineBrook Development Corporation, VineBrook Homes Property Management Company, Inc., VineBrook Homes Realty Company, Inc., VineBrook Homes Services Company, Inc. and certain individuals set forth therein (each a “Contributor” and collectively, the “Contributors”) and Dana Sprong, solely in his capacity as the representative of the Contributors (the “Contributors Representative”) entered into a contribution agreement (the “Contribution Agreement”) pursuant to which, among other things, the OP acquired all of the outstanding equity interests in the Manager (the “Internalization”). As a result of the Internalization, the Manager became a wholly owned subsidiary of the OP and the VineBrook Portfolio is now internally managed. See Note 15 for additional information on the Internalization.
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

NexBank
The Company and the OP maintain bank accounts with NexBank, N.A. (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. As of December 31, 2024, in the VineBrook Portfolio, the Company and OP had less than $0.1 million and less than $0.1 million, respectively, in cash at NexBank. As of December 31, 2024, in the NexPoint Homes Portfolio, NexPoint Homes and the SFR OP had less than $0.1 million and approximately $3.7 million, respectively, in cash at NexBank. As of December 31, 2023, in the VineBrook Portfolio, the Company and OP had approximately $0.1 million and less than $0.1 million, respectively, in cash at NexBank. As of December 31, 2023, in the NexPoint Homes Portfolio, NexPoint Homes and the SFR OP had approximately $0.1 million and $0.1 million, respectively, in cash at NexBank.
A director of the Company (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of December 31, 2024, these affiliates had contributed approximately $121.5 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of December 31, 2024 and 2023, the total principal outstanding on the SFR OP Convertible Notes was approximately $102.6 million and $102.6 million (which excludes amounts owed to NexPoint Homes by the SFR OP, as these are eliminated in consolidation), respectively, which is included in notes payable on the consolidated balance sheets. For the year ended December 31, 2024 and 2023, the SFR OP recorded approximately $7.8 million and $7.6 million of interest expense related to the SFR OP Convertible Notes, respectively. As of December 31, 2024, all interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
The Company consolidates an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bears interest at daily SOFR plus 2.00% and matures on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations, LLC (the “HomeSource Investment”). During the year ended December 31, 2024, the NexPoint Homes Manager (as defined below) notified the SFR OP that the NexPoint Homes Manager intended to cease business operations. As such, NexPoint Homes wrote off the entirety of its HomeSource Investment, and the $0.7 million loss is included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). Additionally, NexPoint Homes determined to add an allowance for loan losses, effectively reducing the HomeSource Note and its associated interest receivable to approximately $1.1 million net. The $4.6 million provision for loan losses is included in provision for loan losses on the consolidated statements of operations and comprehensive income (loss). The HomeSource Note is included in prepaid and other assets on the consolidated balance sheet.
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, NexPoint Homes incurred advisory fees of approximately $3.5 million, $2.8 million and zero, respectively, in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and December 31, 2023 NexPoint Homes has $6.3 million and $2.8 million, respectively, of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
Prior to September 19, 2024, the NexPoint Homes Portfolio was generally managed by HomeSource Operations, LLC, a Delaware limited liability company (the “NexPoint Homes Manager” or “HomeSource”), pursuant to the terms of a management agreement between the SFR OP and the NexPoint Homes Manager dated June 8, 2022 (the “NexPoint Homes Management Agreement”). In July 2024, the NexPoint Homes Manager notified the SFR OP that the NexPoint Homes Manager intended to cease business operations. On November 22, 2024, the SFR OP sent the NexPoint Homes Manager a termination notice to formally terminate the NexPoint Homes Management Agreement and related side letter. Management fees under the NexPoint Homes Management Agreement ceased accruing as of September 14, 2024 when the NexPoint Homes Manager ceased providing property management and related services to the SFR OP.
During the year ended December 31, 2024, approximately $3.4 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement. Related to the fees earned by the NexPoint Homes Manager, approximately $1.8 million and $1.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and $0.2 million were capitalized to the property basis and included within buildings and improvements on the consolidated balances sheets based on the nature of the fee for the year ended December 31, 2024.
Preferred Equity Investments
During the year ended December 31, 2024, the OP purchased preferred equity units in RFG Preferred, LLC (“RFG”) and RTB Preferred, LLC (“RTB”) from wholly owned subsidiaries of NREF. The parent of the NREF external manager is the parent of the Adviser. On July 18, 2024, July 29, 2024, and September 4, 2024, the OP purchased preferred equity units of RFG from NREF for approximately $2.8 million, $3.0 million and $2.0 million, respectively. On July 18, 2024, July 29, 2024 and September 4, 2024, the OP purchased preferred equity units of RTB from NREF for $2.8 million, $3.0 million and $2.0 million, respectively. These preferred equity investments yield 11% interest paid in-kind. The total cost basis and accrued interest of $16.3 million of these preferred equity investments as of December 31, 2024 are included in prepaid and other assets on the Company’s consolidated balance sheets.
SFR OP Notes Payable
On October 25, 2023, the SFR OP as borrower entered into the SFR OP Note Payable I with NexPoint Diversified Real Estate Trust Operating Partnership, L.P., the parent of which is advised by an affiliate of our Adviser. See Note 5.
On March 31, 2024, the SFR OP as borrower entered into the SFR OP Note Payable II with NREF, an entity that is advised by an affiliate of our Adviser. See Note 5.
On July 10, 2024, the SFR OP as borrower entered into the SFR OP Note Payable III with NREF, an entity that is advised by an affiliate of our Adviser. See Note 5.

12. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2024, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). On September 8, 2023, Whelan commenced a lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement (the “Texas Litigation”). NREA and Whelan settled the Texas litigation in February 2025. The Company was not a defendant in the Texas Litigation, was not a party to the HomeSource Letter Agreement and the settlement of the Texas Litigation will not have a material effect on the Company, its results of operations or financial condition.
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

13. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of the Company’s Common Stock outstanding, which excludes any unvested restricted stock units (“RSUs”), earned performance shares and profit interest units in the OP (“PI Units”) issued pursuant to the 2018 Long-Term Incentive Plan (the “2018 LTIP”) or the 2023 Long-Term Incentive Plan (the “2023 LTIP”). Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effects of the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock. During periods of net loss, the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock is anti-dilutive and is not included in the calculation of diluted earnings (loss) per share. The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
Numerator for loss per share:
Net loss	$(194,409)	$(280,147)	$(49,662)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,801	8,828	8,891
Net income attributable to Redeemable Series B Preferred stock	6,052	—	—
Net loss attributable to redeemable noncontrolling interests in the OP	(29,162)	(42,025)	(7,489)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(30,703)	(22,694)	(11,695)
Net loss attributable to noncontrolling interests in consolidated VIEs	(4,734)	(3,296)	(536)
Net loss attributable to common stockholders	$(144,663)	$(220,960)	$(38,833)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,263	24,712	24,599
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—
Weighted average common shares outstanding - diluted	25,263	24,712	24,599

Earnings (loss) per weighted average common share:
Basic	$(5.73)	$(8.94)	$(1.58)
Diluted	$(5.73)	$(8.94)	$(1.58)
(1)For the year ended December 31, 2024, 2023 and 2022, excludes approximately 5,521,286 shares, 5,004,000 shares and 4,353,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

14. Segment Reporting
Following the formation of NexPoint Homes, the Company has two reportable segments: the VineBrook Portfolio and the NexPoint Homes Portfolio. These two portfolios serve different strategic purposes and employ different decision-making metrics in managing the respective pools of assets and allocating capital and other resources to the respective pools. The VineBrook Portfolio generally purchases homes to implement a value-add strategy, and the NexPoint Homes Portfolio generally purchases newer homes that require less rehabilitation. Based on the foregoing differences, the Company has identified the VineBrook Portfolio and the NexPoint Homes Portfolio as separate and distinct operating segments and has classified the two portfolios as two reportable segments. The Company’s chief operating decision maker is the chief executive officer. For a description of the services from which these reportable segments derive their revenues, see Notes 1 and 2.
The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker primarily assesses performance for the segments separate and distinct from each other and decides how to allocate resources based primarily on segment net income (loss). The corporate related costs that support the VineBrook Portfolio and NexPoint Homes Portfolio are included in their respective segment to align with how the financial information is viewed by the chief operating decision maker. The measures of segment assets are based on each segment’s total assets. The chief operating decision maker separately analyzes the operations of each distinct portfolio in the annual budget and forecasting process. Additionally, the chief operating decision maker also regularly monitors budget-to-actual variances, focusing on the major components of each segment’s net income (loss), in deciding whether to reinvest profits into new or existing investments, into other parts of the entity or in deciding whether to dispose of particular investments.
The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	As of December 31, 2024			As of December 31, 2023			As of December 31, 2022
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$318,463	$44,362	$362,825	$303,774	$47,334	$351,108	$246,937	$22,395	$269,331
Property operating expenses	74,174	5,996	80,170	73,566	7,675	81,241	47,768	1,515	49,283
Real estate taxes and insurance	57,044	10,756	67,800	56,824	8,849	65,673	43,282	3,840	47,122
Advisory fees	17,271	3,493	20,764	18,992	2,766	21,758	16,060	—	16,060
General and administrative expenses	76,253	5,300	81,553	50,478	2,730	53,208	25,073	3,939	29,012
Depreciation and amortization	97,413	26,527	123,940	97,794	30,215	128,009	84,297	15,691	99,988
Interest expense	111,822	32,029	143,851	107,088	32,063	139,151	45,656	14,553	60,209
Other segment expense/(income) (1)	7,124	32,032	39,156	126,595	15,620	142,215	16,022	1,297	17,319
Segment net loss	$(122,638)	$(71,771)	$(194,409)	$(227,563)	$(52,584)	$(280,147)	$(31,221)	$(18,440)	$(49,662)
(1)Other segment expense/(income) includes property management fees, loss on extinguishment of debt, loss on sales and impairment of real estate, net, investment income, provision for loan losses, loss on forfeited deposits and internalization costs.
The following table presents measures of each segment’s assets and select balance sheet data for the reportable segments (in thousands):

	As of December 31, 2024			As of December 31, 2023
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,578,820	$630,628	$3,209,448	$2,704,054	$749,286	$3,453,340

15. Internalization of the Manager
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
(1)In addition to the Internalization Fee of $21.9 million, approximately $0.4 million of closing adjustments were included in the purchase price allocation.

16. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Debt Paydowns
Subsequent to December 31, 2024, the Company paid down approximately $7.2 million on the Warehouse Facility. Approximately $449.0 million remained outstanding on the Warehouse Facility as of March 24, 2025.
Subsequent to December 31, 2024, the Company paid down approximately $0.8 million on the JPM Facility. Approximately $96.5 million remained outstanding on the JPM Facility as of March 24, 2025.
Common and Preferred Dividends
On January 31, 2025, the Company approved a Common Stock dividend of $0.5301 per share for stockholders of record as of January 31, 2025 that was paid on February 4, 2025.
On February 24, 2025, the Company approved a Series A Preferred Stock dividend of $0.40625 per share for stockholders of record as of March 25, 2025 that will be paid on April 10, 2025.
On February 24, 2025, the Company approved a Series B Preferred Stock dividend of $0.59375 per share for stockholders of record as of March 25, 2025, that will be paid on April 10, 2025.
Dispositions
Subsequent to December 31, 2024, the Company disposed of 163 homes in the VineBrook Portfolio that were classified as held for sale as of December 31, 2024 for net proceeds of approximately $16.6 million.
Homes Classified as Held For Sale Subsequent to December 31, 2024
Subsequent to December 31, 2024, the Company moved 159 homes in the VineBrook Portfolio to held for sale and as of March 24, 2025, 207 homes in total were classified as held for sale.
NAV Determination
On February 28, 2025, in accordance with the Valuation Methodology, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $54.54 as of December 31, 2024. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.
Ohio State Life Loan
On February 25, 2025, the OP entered into a loan agreement (“OSL Loan”) with The Ohio State Life Insurance Company (“OSL”). OSL is an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan with a total principal balance of $10 million at a 9.0% fixed interest rate.
VineBrook Portfolio Exit of the Atlanta Market
Subsequent to December 31, 2024, Management made the decision to fully exit and dispose of the 655 homes held in the VineBrook Portfolio within the Atlanta market. The Company will analyze and could potentially recognize impairment on these properties for the three months ended March 31, 2025.

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)
Included below is a summary of real estate and accumulated depreciation for the VineBrook Portfolio as of December 31, 2024:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2024 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition
Operating homes
Cincinnati	2,866	$337,638	$73,839	$208,654	$55,117	$73,839	$263,771	$337,610	$(49,027)	$288,583	2019-2022
Dayton	2,717	233,765	49,460	147,006	37,299	49,460	184,305	233,765	(38,580)	195,185	2021-2022
Columbus	1,626	182,291	39,837	109,233	33,221	39,837	142,454	182,291	(27,890)	154,401	2021-2022
St. Louis	1,773	214,595	29,152	131,445	53,998	29,152	185,443	214,595	(25,113)	189,482	2021-2022
Indianapolis	1,403	182,337	23,526	125,588	33,223	23,526	158,811	182,337	(24,047)	158,290	2019-2022
Birmingham	1,035	164,430	28,040	119,256	17,135	28,040	136,391	164,431	(19,569)	144,862	2018-2022
Columbia	949	146,052	22,138	107,210	16,705	22,138	123,915	146,053	(16,797)	129,256	2018-2022
Kansas City	1,086	157,160	22,485	105,392	29,283	22,485	134,675	157,160	(17,769)	139,391	2019-2022
Jackson	802	115,621	22,019	64,290	29,312	22,019	93,602	115,621	(10,585)	105,036	2021-2022
Memphis	1,331	160,632	24,175	97,936	38,522	24,175	136,458	160,633	(17,113)	143,520	2019-2022
Augusta	635	87,424	14,812	55,698	16,915	14,812	72,613	87,425	(9,308)	78,117	2018-2022
Milwaukee	770	104,702	11,894	62,717	30,091	11,894	92,808	104,702	(10,402)	94,300	2022
Atlanta	655	120,000	21,423	87,900	10,677	21,423	98,577	120,000	(12,137)	107,863	2018-2022
Pittsburgh	340	41,808	7,078	20,051	14,679	7,078	34,730	41,808	(4,019)	37,789	2019-2022
Pensacola	300	49,235	5,668	42,645	923	5,668	43,568	49,236	(5,141)	44,095	2021-2022
Greenville	376	63,213	7,733	46,637	8,843	7,733	55,480	63,213	(6,825)	56,388	2019-2022
Little Rock	260	29,784	4,437	15,118	10,229	4,437	25,347	29,784	(2,742)	27,042	2022
Huntsville	274	47,004	6,427	33,947	6,630	6,427	40,577	47,004	(4,695)	42,309	2019-2022
Raeford	250	32,944	3,335	28,665	943	3,335	29,608	32,943	(3,568)	29,375	2019-2022
Portales	350	47,562	4,820	34,884	7,858	4,820	42,742	47,562	(3,920)	43,642	2022
Omaha	272	39,077	3,455	27,776	7,846	3,455	35,622	39,077	(3,915)	35,162	2019-2022
Triad	219	37,140	6,173	25,264	5,704	6,173	30,968	37,141	(3,697)	33,444	2021-2022
Montgomery	295	45,398	6,971	29,811	8,616	6,971	38,427	45,398	(4,111)	41,287	2021-2022
Total VineBrook operating homes	20,584	2,639,812	438,897	1,727,123	473,769	438,897	2,200,892	2,639,789	(320,970)	2,318,819
VineBrook homes held for sale	220	—	4,294	16,899	—	4,294	16,899	21,193	—	21,193	2018-2022
Total VineBrook homes	20,804	$2,639,812	$443,191	$1,744,022	$473,769	$443,191	$2,217,791	$2,660,982	$(320,970)	$2,340,012
(1)The unaudited aggregate cost of real estate for the VineBrook Portfolio in the table above for federal income tax purposes was approximately $2.7 billion as of December 31, 2024.
(2)Balances include intangible lease assets.

S-1

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)
Included below is a summary of real estate and accumulated depreciation for the NexPoint Homes Portfolio as of December 31, 2024 and a reconciliation to consolidated real estate and accumulated depreciation as of December 31, 2024:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2024 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition
Operating homes
Atlanta	198	$76,871	$9,683	$57,962	$2,741	$9,683	$60,703	$70,386	$(5,018)	$65,368	2022
Birmingham	120	39,145	5,095	29,986	1,661	5,095	31,647	36,742	(3,041)	33,701	2022
Charlotte	56	21,011	2,956	16,073	775	2,956	16,848	19,804	(1,419)	18,385	2022
Dallas/Ft Worth	51	18,686	3,115	15,276	706	3,115	15,982	19,097	(1,293)	17,804	2022
Fayetteville	317	126,975	12,846	78,045	4,389	12,846	82,434	95,280	(8,034)	87,246	2022
Huntsville	70	24,928	3,773	19,673	969	3,773	20,642	24,415	(1,774)	22,641	2022
Kansas City	146	39,538	6,419	32,488	2,021	6,419	34,509	40,928	(3,700)	37,228	2022
Little Rock	210	58,256	8,274	48,208	2,907	8,274	51,115	59,389	(5,322)	54,067	2022
Memphis	56	33,398	3,010	12,837	775	3,010	13,612	16,622	(1,419)	15,203	2022
Oklahoma City	341	143,858	12,587	81,346	4,723	12,587	86,069	98,656	(8,644)	90,012	2022
San Antonio	199	49,210	7,920	41,082	2,755	7,920	43,837	51,757	(5,043)	46,714	2022
Tulsa	158	47,437	6,081	35,789	2,187	6,081	37,976	44,057	(4,004)	40,053	2022 - 2023
Other (3)	169	56,067	6,766	41,371	2,340	6,766	43,711	50,477	(4,283)	46,194	2022 - 2023
Total NexPoint Homes operating homes	2,091	735,380	88,525	510,136	28,949	88,525	539,085	627,610	(52,994)	574,616
NexPoint Homes homes held for sale	156	—	5,087	29,312	—	5,087	29,312	34,399	—	34,399
Total NexPoint Homes homes	2,247	735,380	93,612	539,448	28,949	93,612	568,397	662,009	(52,994)	609,015
Total VineBrook homes	20,804	2,639,812	443,191	1,744,022	473,769	443,191	2,217,791	2,660,982	(320,970)	2,340,012
Total consolidated homes	23,051	$3,375,192	$536,803	$2,283,470	$502,718	$536,803	$2,786,188	$3,322,991	$(373,964)	$2,949,027

(1)The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was approximately $3.3 billion as of December 31, 2024. The unaudited aggregate cost of real estate for the NexPoint Homes Portfolio in the table above for federal income tax purposes was approximately $662.0 million as of December 31, 2024.
(2)Balances include intangible lease assets.
(3)Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
S-2

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

A summary of consolidated activity for real estate and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Gross operating real estate:
Balance, beginning of year	$3,432,816	$3,736,855	$1,726,948
Acquisitions and building improvements	62,942	122,743	2,014,721
Dispositions and transfers to held for sale	(222,749)	(412,905)	—
Write-offs and impairment	(5,610)	(13,877)	(4,814)
Balance, end of year	$3,267,399	$3,432,816	$3,736,855

Accumulated depreciation and amortization:
Balance, beginning of year	$275,534	$171,648	$76,789
Depreciation expense (1)	121,608	126,066	90,597
Amortization expense	—	1,415	9,391
Write-offs	(64)	(6,221)	(4,814)
Reclassifications to held for sale	(23,114)	(17,374)	(315)
Balance, end of year	$373,964	$275,534	$171,648
(1)Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 27.5 years.
S-3