Form 10-Q
period 2025-03-31
VINEBROOK HOMES TRUST, INC.
filed 2025-05-13
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 12, 2025, the registrant had 25,759,390 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended March 31, 2025
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, repayment of the Warehouse Facility (as defined below), and the JPM Facility (as defined below), contain forward-looking information and disclosures. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•macroeconomic trends including inflation and high interest rates may continue to, and other trends such as tariffs may, adversely affect our financial condition and results of operations;
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
•risks associated with the Highland Bankruptcy (as defined below), including related litigation and potential conflicts of interest; and
•any of the other risks included under Item 1A, “Risk Factors” in our Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 28, 2025 (our "Annual Report").
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

ii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Operating real estate investments
Land	$521,059	$527,422
Buildings and improvements	2,716,458	2,739,977
Total gross operating real estate investments	3,237,517	3,267,399
Accumulated depreciation and amortization	(399,211)	(373,964)
Total net operating real estate investments	2,838,306	2,893,435
Real estate held for sale, net	45,434	55,592
Total net real estate investments	2,883,740	2,949,027
Investments, at fair value	2,416	2,500
Cash	40,718	40,738
Restricted cash	44,957	43,894
Accounts and other receivables, net	10,723	11,231
Prepaid and other assets	34,050	35,497
Interest rate derivatives, at fair value	14,750	21,289
Intangible assets, net	6,372	5,786
Asset-backed securitization certificates	78,964	78,964
Goodwill	20,522	20,522
TOTAL ASSETS	$3,137,212	$3,209,448

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$1,893,019	$1,893,752
Credit facilities, net	545,483	554,135
Accounts payable and other accrued liabilities	40,078	43,847
Accrued real estate taxes payable	31,188	37,235
Accrued interest payable	30,441	30,176
Security deposit liability	26,696	26,063
Prepaid rents	3,234	2,891
Total Liabilities	2,570,139	2,588,099

Redeemable Series A Preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 4,996,000 shares issued and outstanding, respectively	122,989	122,820
Redeemable noncontrolling interests in the OP	256,779	257,454
Redeemable noncontrolling interests in consolidated VIEs	79,589	80,711
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,508,642 and 25,377,421 shares issued and outstanding, respectively	257	256
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	759,413	762,904
Distributions in excess of retained earnings	(667,731)	(623,403)
Accumulated other comprehensive income	10,771	14,499
Total Stockholders' Equity	102,735	154,281
Noncontrolling interests in consolidated VIEs	4,981	6,083
TOTAL LIABILITIES AND EQUITY	$3,137,212	$3,209,448
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$90,384	$88,783
Other income	2,377	1,502
Total revenues	92,761	90,285
Expenses
Property operating expenses	21,753	19,629
Real estate taxes and insurance	17,199	17,187
Property management fees	610	789
Advisory fees	4,984	5,259
General and administrative expenses	21,050	21,217
Depreciation and amortization	30,005	32,056
Interest expense	35,342	33,304
Total expenses	130,943	129,441
Loss on extinguishment of debt	(158)	(1,301)
Loss on sales and impairment of real estate, net	(464)	(3,887)
Investment income	555	273
Reversal of (provision for) loan losses	500	—
Loss on forfeited deposits	(1,403)	—
Net loss	(39,152)	(44,071)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,207
Net income attributable to Redeemable Series B Preferred stock	1,513	—
Net loss attributable to redeemable noncontrolling interests in the OP	(5,875)	(6,611)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,703)	(5,675)
Net loss attributable to noncontrolling interests in consolidated VIEs	(815)	(893)
Net loss attributable to stockholders	$(30,471)	$(33,099)
Other comprehensive (loss)/income
Unrealized (loss)/gain on interest rate hedges	(4,388)	2,773
Total comprehensive loss	(43,540)	(41,298)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,207
Comprehensive income attributable to Redeemable Series B Preferred stock	1,513	—
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(6,534)	(6,194)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,703)	(5,675)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(815)	(893)
Comprehensive loss attributable to stockholders	$(34,200)	$(30,743)

Weighted average common shares outstanding - basic	25,463	25,098
Weighted average common shares outstanding - diluted	25,463	25,098

Loss per share - basic	$(1.20)	$(1.32)
Loss per share - diluted	$(1.20)	$(1.32)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended March 31, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,903	$(623,403)	$14,500	$154,281
Net loss attributable to stockholders					—	(30,471)	—	(30,471)
Net income attributable to Series B preferred stockholders						1,513		1,513
Issuance of Class A common stock			106,638	1	4,900	—	—	4,901
Redemptions of Class A common stock			(13,199)	—	(720)	—	—	(720)
Equity-based compensation			37,782	—	1,374	—	—	1,374
Common stock dividends declared ($0.5301 per share)					—	(13,857)	—	(13,857)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)		(1,513)
Other comprehensive loss attributable to stockholders					—	—	(3,729)	(3,729)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(4,463)	—	—	(4,463)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(4,581)	—	—	(4,581)
Balances, March 31, 2025	2,548,240	$25	25,508,642	$257	$759,413	$(667,731)	$10,771	$102,735
See Accompanying Notes to Consolidated Financial Statements
VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended March 31, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to stockholders					—	(33,099)	—	(33,099)
Issuance of Class A common stock			110,120	1	5,861	—	—	5,862
Redemptions of Class A common stock			(19,687)	—	(1,161)	—	—	(1,161)
Equity-based compensation			35,814	—	1,375	—	—	1,375
Common stock dividends declared ($0.5301 per share)					—	(13,658)	—	(13,658)
Series B Preferred stock dividends declared ($0.59375 per share)						(1,513)		(1,513)
Other comprehensive income attributable to stockholders					—	—	2,357	2,357
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(17,133)	—	—	(17,133)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(2,046)	—	—	(2,046)
Balances, March 31, 2024	2,548,240	$25	25,132,484	$253	$763,651	$(472,039)	$33,565	$325,455
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(39,152)	$(44,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sales and impairment of real estate, net	464	3,887
Depreciation and amortization	30,005	32,056
Non-cash interest expense (income)	1,821	(9,453)
Provision for loan losses	(500)	—
Net cash received on derivative settlements	7,644	12,050
Loss on extinguishment of debt	158	1,301
Equity-based compensation	4,829	5,216
Loss on forfeited deposits	1,403	(17)
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(9)	7,331
Prepaids and other assets	(1,058)	1,527
Accounts payable and other accrued liabilities	(2,213)	(2,563)
Accrued real estate taxes payable	(6,047)	(7,131)
Accrued interest payable	265	2,898
Net cash provided by (used in) operating activities	(2,390)	3,031

Cash flows from investing activities
Net proceeds from sales of investment	302	—
Net proceeds from sales of real estate	46,142	50,303
Prepaid deposits	—	45
Insurance proceeds received	735	240
Acquisitions of real estate investments	—	627
Additions to real estate investments	(10,675)	(15,200)
Net cash provided by (used in) investing activities	36,504	36,015

Cash flows from financing activities
Dividends payable	(957)	(3,076)
Notes payable proceeds received	7,243	303,493
Notes payable payments	(14,378)	(6,613)
Credit facilities proceeds received	—	2,759
Credit facilities principal payments	(8,960)	(287,300)
Financing costs paid	(244)	(4,296)
Proceeds from issuance of Class A common stock	—	(808)
Redemptions of Class A common stock paid	(1,907)	(1,649)
Dividends paid to common stockholders	(7,758)	(6,864)
Series B Preferred stock dividends paid	(1,513)	(1,513)
Payments for taxes related to net share settlement of stock-based compensation	(836)	237
Series A Preferred stock dividends paid	(2,030)	(2,031)
Contributions from redeemable noncontrolling interests in the OP	628	(97)
Distributions to redeemable noncontrolling interests in the OP	(2,072)	(560)
Redemptions by redeemable noncontrolling interests in the OP	—	(457)
Contributions from noncontrolling interests in consolidated VIEs	209	138
Distributions to noncontrolling interests in consolidated VIEs	(213)	(224)
Redemptions to noncontrolling interests in consolidated VIEs	(283)	—
Net cash used in financing activities	(33,071)	(8,861)

Change in cash and restricted cash	1,043	30,185
Cash and restricted cash, beginning of period	84,632	85,620
Cash and restricted cash, end of period	$85,675	$115,805

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$33,256	$34,626

Supplemental Disclosure of Noncash Activities
Accrued dividends payable to common stockholders	363	361
Accrued distributions payable to redeemable noncontrolling interests in the OP	615	615
Accrued dividends payable to Series A Preferred stockholders	2,030	2,031
Accrued redemptions payable to common stockholders	720	1,161
Accrued capital expenditures	(196)	(77)
Accretion to redemption value of Redeemable Series A Preferred stock	169	176
Asset backed securitization certificates	—	71,868
Write off of fully amortized deferred financing costs	—	1,965
Issuance of Class A common stock related to DRIP dividends	5,736	6,434
DRIP dividends to common stockholders	(5,736)	(6,434)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	202	1,661
DRIP distributions to redeemable noncontrolling interests in the OP	(202)	(1,661)
Conversion of PI Units to OP Units by redeemable noncontrolling interests in the OP	17,796	—
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	1,383	1,312
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(1,383)	(1,312)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	85	91
DRIP distributions to noncontrolling interests in consolidated VIEs	(85)	(91)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a REIT, and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of March 31, 2025, there were a combined 24,570,557 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 19,862,468 Class A OP Units, or 80.8%, were owned by the Company, 2,814,062 Class B OP Units, or 11.4%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 96,633 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 152,496 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,644,897 Class C OP Units, or 6.7%, were owned by limited partners that were sellers in the Formation Transaction (defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and as of August 3, 2023, a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP. The Company has control to direct the activities of the OP because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP.
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
Between November 1, 2018 and March 31, 2025, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 20,750 additional homes and sold 4,278 homes within the VineBrook Portfolio (as defined below) (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 418 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 20,601 homes (the "VineBrook Portfolio") in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,151 homes (the “NexPoint Homes Portfolio”), for a total of 22,752 homes in 20 states as of March 31, 2025. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook Portfolio were funded by loans (see Note 5), proceeds from the sale of Common Stock and Preferred Stock (defined below) and excess cash generated from operations.
The Company is externally managed by the Adviser through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Management Agreements”) that generally had an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Management Agreements were supplemented by a side letter (as amended and restated, the “Side Letter”) by and among the Company, the OP, the OP GP, the Manager and certain of its affiliates. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold. All of the Company’s investment decisions are made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”). Because the equity holders of the Manager own OP Units, the Manager is considered an affiliate for financial reporting disclosure purposes for periods before August 3, 2023.
On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through a continuous private placement (the “Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) (and various state securities law provisions) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior NAV per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis and is unaudited. NAV may differ from the values of our real estate assets as calculated in accordance with the generally accepted accounting principles in the United States (“GAAP”).

2. Summary of Significant Accounting Policies
Basis of Accounting and Use of Estimates
Readers of this Form 10-Q should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2024, which are included in our Annual Report, filed with the SEC on March 28, 2025, since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our Annual Report for further discussion of our significant accounting policies and estimates.
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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and December 31, 2024 and results of operations for the three months ended March 31, 2025 and 2024 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2025, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 4) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 82% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of March 31, 2025. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 4). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 4).

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
As of March 31, 2025 and December 31, 2024, the gross balance and accumulated amortization related to the intangible lease assets were both zero. For the three months ended March 31, 2025 and 2024, the Company recognized zero and approximately $0.3 million, respectively, of amortization expense related to the intangible lease assets which are included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values and rental rates, changes in hold periods and occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three months ended March 31, 2025 and 2024, the Company recorded approximately $4.5 million and $3.2 million, respectively, of impairment charges on real estate assets, mostly related to assets that were held for sale, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2025, $1.0 million of impairments on operating properties not held for sale were recorded, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss), and no significant impairments on operating properties not held for sale were recorded during the three months ended March 31, 2024.
Intangible Assets
Intangible assets acquired related to the Internalization of the Manager are amortized on a straight-line basis over the estimated useful lives as described in the following table:

Developed technology	5 years
Goodwill	Not depreciated
Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three months ended March 31, 2025 and 2024.
Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2024 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the three months ended March 31, 2025 and 2024.
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
In connection with the Company’s asset backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature over the next four years. As of March 31, 2025 and March 31, 2024, we have not recognized any credit losses with respect to these investments in debt securities.
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
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash	$40,718	$62,253
Restricted cash	44,957	53,552
Total cash and restricted cash	$85,675	$115,805

Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to the non-cash interest amortization, net cash received on derivative settlements, and the changes in operating assets and liabilities, net of effects of sales and acquisitions for the three months ended March 31, 2024 to be comparative to the consolidated statement of cash flows for the three months ended March 31, 2025.
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended March 31, 2025 and 2024, rental income includes $4.5 million and $3.8 million of variable lease payments, respectively.
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
Recent Accounting Pronouncements
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation-Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation-General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The adoption of ASU 2024-01, beginning on January 1, 2025, did not have an impact on the consolidated financial statements and related disclosures.
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

3. Real Estate Investments
As of March 31, 2025, the Company, through the OP and its SPE subsidiaries, owned 22,752 homes, including 20,601 homes in the VineBrook Portfolio and 2,151 homes in the NexPoint Homes Portfolio. As of December 31, 2024, the Company through the OP and its SPE subsidiaries, owned 24,412 homes, including 20,804 homes in the VineBrook Portfolio and 2,247 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2024	$527,422	$2,739,977		$—	$55,592	$3,322,991	$(373,964)
Additions	—	9,813	(2)	—	493	10,306	(28,346)	(3)
Transfers to held for sale	(5,748)	(27,881)		—	30,894	(2,735)	2,735
Reclasses	100	415		—	(467)	48	(57)
Dispositions	(715)	(4,871)		—	(37,558)	(43,144)	421
Impairment	—	(995)		—	(3,520)	(4,515)	—
Real Estate Balances, March 31, 2025	$521,059	$2,716,458		$—	$45,434	$3,282,951	$(399,211)

(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes capitalized interest of approximately $0.1 million and other capitalizable costs outlined in (1) above of approximately $0.3 million.
(3)Accumulated depreciation and amortization activity excludes approximately $1.7 million of depreciation and amortization related to assets not classified as real estate investments.
During the three months ended March 31, 2025 and 2024, the Company recognized depreciation expense of approximately $29.5 million and $31.7 million, respectively.
Real estate acquisitions and dispositions
During the three months ended March 31, 2025 and 2024, the Company acquired no additional homes within the VineBrook Portfolio and the NexPoint Homes Portfolio. See Note 4 for additional information about NexPoint Homes.
During the three months ended March 31, 2025 and 2024, the Company, through the OP, disposed of 203 and 538 homes within the VineBrook Portfolio, respectively. During the three months ended March 31, 2025 and 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 96 and 4 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three months ended March 31, 2025 and 2024, the Company recorded approximately $4.2 million and $3.5 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $0.3 million and $0.3 million of casualty related impairment for the three months ended March 31, 2025 and 2024, respectively, and are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2025 and 2024, there were 315 and 260 homes that were classified as held for sale, respectively. These held for sale properties had a carrying amount of approximately $45.4 million and $32.7 million, respectively. As of March 31, 2025 and 2024, the total impairment charges on these held for sale properties was approximately $3.6 million and $4.9 million, respectively.
Hurricane Helene
During September 2024, Hurricane Helene hit the southeastern seaboard of the United States, generally affecting Florida, Georgia, South Carolina, North Carolina, Virginia and Tennessee. In total, over 800 properties in the VineBrook Portfolio were impacted by Hurricane Helene across the following ten markets: Augusta, Cincinnati, Columbia, Atlanta, Triad, Huntsville, Indianapolis, Greenville, Dayton and Montgomery. The NexPoint Homes Portfolio saw minimal damage related to Hurricane Helene as it only affected 12 homes in the NexPoint Homes Portfolio. As of March 31, 2025, all markets impacted by Hurricane Helene have had repairs completed, with the exception of Augusta, which was still undergoing rehab work. For the three months ended March 31, 2025, there were no impairment charges recorded due to property damage related to Hurricane Helene. Total insurance recoveries were $5.2 million, of which $5.2 million has been received as of March 31, 2025. These amounts are included in the loss on sales and impairment of real estate, net, on the consolidated statements of operations and comprehensive income (loss).

4. NexPoint Homes Investment
Substantially all of NexPoint Home’s business is conducted through NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes.
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
During the three months ended March 31, 2025, $1.0 million in fees were earned by Mynd in connection with the Mynd Management Agreements. Related to the fees earned by Mynd, $0.6 million and $0.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025, and no fees were capitalized to the property basis based on the nature of the fee for the three months ended March 31, 2025.

5. Debt
As of March 31, 2025, the VineBrook Portfolio had approximately $2.0 billion of debt outstanding, and the NexPoint Homes Portfolio had $515.0 million of debt outstanding. The following table contains summary information of the Company’s debt as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		Outstanding Principal as of
	Type	March 31, 2025	December 31, 2024	Interest Rate (1)	Maturity
Warehouse Facility	Floating	$448,988	$457,183	7.17%	5/3/2025	(2)
JPM Facility	Floating	96,585	97,350	7.26%	7/31/2025	(3)
ABS I Loan	Fixed	385,704	389,274	4.92%	12/8/2028
ABS II Loan	Fixed	400,484	402,334	4.65%	3/9/2029
MetLife Note	Fixed	102,962	104,312	3.25%	1/31/2026
MetLife Term Loan I	Fixed	334,357	340,099	4.50%	8/22/2029
MetLife Term Loan II	Fixed	249,367	249,899	4.75%	11/4/2029
OSL Loan	Fixed	10,000	—	9.00%	2/25/2027
TrueLane Mortgage	Fixed	8,010	8,165	5.35%	2/1/2028
Crestcore II Note	Fixed	2,507	2,574	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,379	2,391	5.12%	7/9/2029
Total VineBrook Portfolio debt		$2,041,343	$2,053,581
NexPoint Homes MetLife Note 1	Fixed	237,173	237,173	3.73%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,590	174,590	5.44%	8/12/2027
SFR OP Note Payable I	Fixed	—	500	8.80%	4/25/2025
SFR OP Note Payable II	Fixed	—	500	12.50%	3/31/2025
SFR OP Note Payable III	Fixed	3,500	3,500	15.00%	7/10/2025
SFR OP Convertible Notes	Fixed	99,700	102,557	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$514,963	$518,820
Total debt		$2,556,306	$2,572,401
Debt premium, net (4)		216	234
Debt discount, net (5)		(84,634)	(89,128)
Deferred financing costs, net of accumulated amortization of $34,519 and $32,110, respectively		(33,386)	(35,620)
		$2,438,502	$2,447,887
(1)Represents the interest rate as of March 31, 2025. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of March 31, 2025 was 4.3337%, daily SOFR as of March 31, 2025 was 4.4100% and one-month term SOFR as of March 31, 2025 was 4.3194%.
(2)The initial maturity for the Warehouse Facility (as defined below) prior to extension options being exercised was November 3, 2024. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The Company exercised its first extension option to extend the Warehouse Facility maturity date to May 3, 2025 on November 1, 2024. On May 1, 2025, the Company exercised its second extension option (see Note 14) to extend the Warehouse Facility maturity date to November 3, 2025.
(3)Subsequent to March 31, 2025, the JPM Facility (as defined below) was amended (see Note 14). This is the modified maturity date for the JPM Facility.
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

Additionally, we have included a summary of debt agreements and significant changes to the agreements during the three months ended March 31, 2025 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bore interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75%. The JPM Facility is interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025.
During the three months ended March 31, 2025, the Company paid down approximately $0.8 million on the JPM Facility. As of March 31, 2025, the JPM Facility had $253.4 million in available capacity. The outstanding balance on the JPM Facility as of March 31, 2025, is approximately $96.6 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
MetLife Note
On January 26, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note is secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bears interest at a fixed rate of 3.25%. The MetLife Note is interest-only and matures and is due in full on January 31, 2026. The outstanding balance on the MetLife Note as of March 31, 2025 is approximately $103.0 million. The MetLife Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
Asset Backed Securitization I
On December 6, 2023, the OP completed an asset backed securitization (“ABS”) transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million (the “ABS I Loan”).
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
The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). To satisfy applicable risk retention rules, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-
year, fixed-rate, interest-only loan of Class F certificates (“Class F Certificates”) with a total principal amount of $39.1 million. The Company evaluated the purchased Class F Certificates as a variable interest in the trust and concluded that the Class F Certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $39.1 million of purchased Class F Certificates are reflected as asset-backed securitization certificates in the Company’s consolidated balance sheets. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility.
The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,742 single family rental homes, and as of March 31, 2025, approximately 12.05% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,444 single family rental homes, and as of March 31, 2025, approximately 10.74% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
The following table contains summary information regarding the ABS II Loan (excluding Tranche F, which the OP acquired and including the portions of Tranche A, B and C retained by the OP, as described above) as of March 31, 2025 (dollars in thousands):

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
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. On August 14, 2024, the OP entered into a Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024 (the “Commitment Reduction”). During the three months ended March 31, 2025, the Company paid down approximately $8.2 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. As of March 31, 2025, the outstanding balance of the Warehouse Facility was approximately $449.0 million, which is below the required Commitment Reduction.

MetLife Term Loan I Facilities

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into two credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility. As of March 31, 2025, the outstanding balance of the MetLife Term Loan I Facilities was approximately $334.4 million.
MetLife Term Loan II Facility

On November 4, 2024, VB Eleven, LLC, an indirect subsidiary of the Company, as borrower, entered into a $250.0 million credit agreement for a term loan credit facility (the “MetLife Term Loan II Facility”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029. The Company used $226.8 million of the proceeds to pay down the remaining outstanding amount under the Initial Mortgage. As of March 31, 2025, the outstanding balance of the MetLife Term Loan II Facility was approximately $249.4 million.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement (the “OSL Loan”) with The Ohio State Life Insurance Company (“OSL”). OSL is an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan with a total principal balance of $10 million at a 9.0% fixed interest rate and is guaranteed by the Company. As of March 31, 2025, the outstanding balance of the OSL Loan was approximately $10.0 million.
NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook Portfolio, as of March 31, 2025, the NexPoint Homes Portfolio had $515.0 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1” and “NexPoint Homes MetLife Note 2”), the NexPoint Homes KeyBank Facility (as defined below), the SFR OP Note Payable I (as defined below), the SFR OP Note Payable II (as defined below), the SFR OP Note Payable III (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.
SFR OP Note Payable I
On October 25, 2023, the SFR OP as borrower entered into a promissory note with NexPoint Diversified Real Estate Trust Operating Partnership, L.P., the parent of which is advised by an affiliate of our Adviser, as lender (the “SFR OP Note Payable I”) for $0.5 million. The SFR OP Note Payable I bore interest at a fixed rate of 8.80% and had an original maturity date of April 25, 2024. On April 25, 2024, the SFR OP Note Payable I was amended to modify the maturity date to be April 25, 2025. On February 27, 2025, the SFR OP fully paid off the outstanding principal balance and interest on SFR OP Note Payable I.
SFR OP Note Payable II
On March 31, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. (“NREF”) as lender (the “Original SFR OP Note Payable II”) for $0.5 million. On January 17, 2025, the Original SFR OP Note Payable II was amended and restated to correct the holder of the Original SFR OP Note Payable II to be NexPoint Real Estate Finance Operating Partnership, L.P., the party that funded the original loan (the amendment and restatement together with the Original SFR OP Note Payable II, the “SFR OP Note Payable II”). The SFR OP Note Payable II had an original maturity date of March 31, 2025 and bore interest at a fixed rate of 12.50%. On March 12, 2025, the SFR OP fully paid off the outstanding principal balance and interest on SFR OP Note Payable II.
SFR OP Note Payable III
On July 10, 2024, the SFR OP as borrower entered into a promissory note with NREF as lender (the “Original SFR OP Note Payable III”) for a total commitment of $5.0 million. On January 17, 2025, the Original SFR OP Note Payable III was amended and restated to correct the holder of the Original SFR OP Note Payable III to be NREF OP IV REIT Sub, LLC, the party that funded the original loan (the amendment and restatement together with the Original SFR OP Note Payable III, the “SFR OP Note Payable III”). The SFR OP Note Payable III matures on July 10, 2025 and bears interest at a fixed rate of 15.00%. As of March 31, 2025, the outstanding balance of the SFR OP Note Payable III is $3.5 million.
As of March 31, 2025, the Company is in compliance with all debt covenants in all of its debt agreements.
Weighted Average Interest
The weighted average interest rate of the Company’s debt was 5.2798% as of March 31, 2025 and 5.2779% as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.1800% and 4.0576%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of March 31, 2025, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.3201% on its combined $1.4 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on the entirety of the $545.6 million of the Company’s floating rate indebtedness.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2025 are as follows (in thousands):

Total
2025	$549,279
2026	103,253
2027	110,008
2028	797,788
2029	988,898
Thereafter	7,080
Total	$2,556,306
Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $652.0 million coming due within 12 months of the financial statement issuance date, primarily related to the Warehouse Facility, JPM Facility and the MetLife Note. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance certain debt instruments and (iii) sell homes from its portfolio and pay down debt balances with the net sale proceeds. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The Company intends to refinance these obligations primarily using debt or equity financing before they come due. The Company is currently engaged in active discussions with a lender to provide debt financing that would be sufficient to repay the amounts coming due over the next 12 months. In considering whether it is probable the Company will refinance the maturing debt obligations prior to their maturity dates, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. As a result, the Company has concluded it is probable that refinancings will be completed prior to the maturity dates of the aforementioned debt obligations. There can be no assurances that financing can be obtained. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended March 31, 2025 and 2024, amortization of deferred financing costs of approximately $2.4 million and $2.5 million, respectively, and amortization of loan discounts of approximately $4.5 million and $2.6 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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
As of March 31, 2025, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk at inception (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)		Notional		Fixed Rate
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	100,000		1.4180%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	50,000		1.4190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000		1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000		1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		50,000		2.4410%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	(3)	2.6284%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	(3)	2.9413%
6/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	(3)	2.7900%
7/1/2022	11/1/2025	Mizuho	Daily SOFR		100,000	(3)	2.6860%
4/3/2023	11/1/2025	Mizuho	Daily SOFR		250,000	(3)	3.5993%
					$1,050,000		2.5545%	(4)
(1)As of March 31, 2025, daily SOFR was 4.4100%.
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
(4)Represents the weighted average fixed rate of the interest rate swaps which have a combined weighted average fixed rate of 2.5545%.
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
As of March 31, 2025, the Company had the following outstanding interest rate cap that was not designated as a hedge in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of March 31, 2025	Strike Rate
Interest Rate Cap	$300,000	11/1/2025	One-Month Term SOFR	4.3194%	1.50%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

		Asset Derivatives
	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$6,253	$11,276

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	3,914	3,450
Interest rate caps	Interest rate derivatives, at fair value	4,583	6,563
Total		$14,750	$21,289
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) as of March 31, 2025 and 2024 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from OCI into income	Amount of gain (loss) reclassified from OCI into income
	March 31, 2025	March 31, 2024		March 31, 2025	March 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,435)	$(11,412)	Interest expense	$2,953	$8,639

			Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
				March 31, 2025	March 31, 2024
Derivatives not designated as hedging instruments:
Interest rate swaps			Interest expense	$1,883	$1,384
Interest rate cap			Interest expense	$139	$3,229
ABS Class F Retention Certificates
The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of March 31, 2025 and December 31, 2024, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $79.0 million, respectively.
The table below presents the outstanding principal balance and estimated fair value of our debt as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	$2,556,306	$2,509,482	$2,572,401	$2,500,760
The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2025
Real estate assets - impaired at March 31, 2025	$10,862	$—	$—	$10,862

7. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the three months ended March 31, 2025. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended March 31, 2025 and 2024, the Company issued 106,638 and 110,120 shares of Common Stock, respectively, for equity contributions of $4.9 million and $5.9 million, respectively.
2018 Long-Term Incentive Plan
The Company adopted the 2018 Long Term Incentive Plan (the “2018 LTIP”) whereby the Board, or a committee thereof, granted awards of restricted stock units (“RSUs”) or profits interest units in the OP (“PI Units”) to certain employees of the Company and the Adviser, or others at the discretion of the Board (including the directors and officers of the Company or other service providers of the Company or the OP). Under the terms of the 2018 LTIP, 426,307 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2019 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “2018 LTIP Share Reserve”), provided that the Board could act prior to each such January 1st to determine that there would be no increase for such year or that the increase would be less than the number of shares by which the 2018 LTIP Share Reserve would otherwise increase. In addition, the shares of Common Stock available under the 2018 LTIP could not exceed in the aggregate 10% of the number of OP Units and vested PI Units outstanding at the time of measurement. Grants could be made annually by the Board, or more or less frequently in the Board’s sole discretion. Vesting of grants made under the 2018 LTIP occur ratably over a period of time as determined by the Board and could include the achievement of performance metrics, also as determined by the Board in its sole discretion.
2023 Long-Term Incentive Plan
On July 11, 2023, the Company’s stockholders approved the 2023 Long Term Incentive Plan (the “2023 LTIP”) to replace the 2018 LTIP and on July 20, 2023, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock which the Company may issue pursuant to the 2023 LTIP. Under the 2023 LTIP, the compensation committee of the Board (“Compensation Committee”) may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP, including employees of the Adviser. Under the terms of the 2023 LTIP, 1,000,000 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “Share Reserve”), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the Compensation Committee and may include the achievement of performance metrics, also as determined by the Compensation Committee in its sole discretion.
RSU Grants Under the 2018 LTIP and 2023 LTIP
On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On April 11, 2023, a total of 186,770 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. On April 3, 2024, a total of 191,937 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on April 11, 2023, February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering (“IPO”). The RSUs granted to certain employees of the Adviser and officers of the Company on April 3, 2024 vest 50% ratably over four years and 50% at the successful completion of an initial public offering or the listing of the Company's Common Stock on a national securities exchange. Subsequent to March 31, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards and as such the remainder vested on April 4, 2025 and (ii) revised the vesting schedule for the April 11, 2023 and April 3, 2024 RSU awards such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: the date of a successful completion of an IPO, the listing of the Company's Common Stock on a national securities exchange or the final time vesting date. The RSUs granted to independent Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the three months ended March 31, 2025 and 2024 were an aggregate of $2.4 million and $2.5 million, respectively.
As of March 31, 2025, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2024	663,530		$34,071
Granted	—		—
Vested	(43,171)	(2)	(1,955)
Forfeited	—		—
Outstanding March 31, 2025	620,359		$32,116
(1)Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.
(2)Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 35,172 shares of Common Stock being issued for the three months ended March 31, 2025, and 35,814 shares of Common Stock being issued for three months ended March 31, 2024, as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting
April 3, 2025	31,568
April 11, 2025	22,029
February 17, 2026	21,315
April 3, 2026	22,663
April 11, 2026	21,855
April 3, 2027	22,663
April 11, 2027	21,855
April 3, 2028	22,663
Upon successful completion of IPO*	433,748
620,359
*As of March 31, 2025, Upon successful completion of an IPO, an additional 433,748 RSUs will vest immediately. Subsequent to March 31, 2025, the Compensation Committee accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards and revised the vesting schedule for the April 11, 2023 and April 3, 2024 RSU awards as described above.
For the three months ended March 31, 2025 and 2024, the Company recognized approximately $1.4 million and $1.4 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, total unrecognized compensation expense on RSUs was approximately $8.8 million, and the expense is expected to be recognized over a weighted average vesting period of 1.2 years.
Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with a target of 63,452 performance shares. Vesting of the performance shares is based on the achievement of annual Portfolio growth, annual growth of rehabilitations of properties in the Portfolio, net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. If the performance metrics are achieved, the performance shares based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio vest 25% ratably over four years and the performance shares based on the achievement of net operating income growth from 2023 to 2025 and core funds from operations per share growth from 2023 to 2025 vest 50% ratably over two years. As of December 31, 2024, it was determined that 23,794 performance shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. Any unvested performance share granted to an employee is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock.
As of March 31, 2025, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares		Value (1)
Outstanding December 31, 2024	23,794		$1,433
Earned	—		—
Vested	(5,949)	(2)	(358)
Forfeited	—		—
Outstanding March 31, 2025	17,845		$1,075
(1)Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is earned, which was $60.23 for the shares earned during the year ended December 31, 2023.
(2)Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 2,610 shares of Common Stock being issued for the three months ended March 31, 2025, as shown on the consolidated statements of stockholders’ equity.
The vesting schedule for the outstanding performance shares is as follows:

Vest Date	Performance shares Vesting
January 1, 2026	5,948
January 1, 2027	5,949
January 1, 2028	5,948
17,845
Series B Preferred Stock

On July 31, 2023, the Company issued 2,548,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). Beginning on the day after the fourth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 10.00% per annum; beginning on the day after the fifth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 11.00% per annum; and beginning on the day after the sixth anniversary of the original issuance date and each anniversary thereafter, the Series B Preferred Stock dividend rate will increase an additional 2.00% per annum, with a maximum Series B Preferred Stock dividend rate of 17.00% per annum. The dividend rate will also increase upon the occurrence of certain default circumstances, as defined in the Articles Supplementary setting forth the terms of the Series B Preferred Stock. The Company has the option to redeem, in whole or in part, the Series B Preferred Stock at any time, from time to time, subject to certain redemption premiums if redeemed prior to the second anniversary of the original issuance date. The Company currently intends to exercise its option to redeem all of the outstanding Series B Preferred Stock on or prior to the fourth anniversary of the original issuance date. With respect to priority of payment of dividends, the Series B Preferred Stock ranks senior to all classes of Common Stock, and the Series B Preferred Stock and Series A Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share plus any accrued and unpaid distributions (whether or not declared), after payment of the Company's debts and other liabilities. An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. OSL purchased shares of Series B Preferred Stock in the Series B Preferred Offering. A majority of net proceeds were used to partially pay down the Warehouse Facility and a $75.0 million bridge credit agreement of the Company and fund a $20.0 million reserve with KeyBank.

8. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2024	$257,454
Net loss attributable to redeemable noncontrolling interests in the OP	(5,875)
Contributions by redeemable noncontrolling interests in the OP	830
Distributions to redeemable noncontrolling interests in the OP	(2,889)
Equity-based compensation	3,455
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(659)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	4,463
Redeemable noncontrolling interests in the OP, March 31, 2025	$256,779
As of March 31, 2025, the Company held 19,862,468 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 96,633 Class C OP Units, GAF REIT held 152,496 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,644,897 Class C OP Units. As of March 31, 2025, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.
PI Unit Grants Under the 2018 LTIP
In connection with the 2018 LTIP, PI Units have been issued to key personnel and senior management. On May 11, 2020, a total of 219,826 PI Units were granted; on November 30, 2020, a total of 11,764 PI Units were granted; on May 31, 2021, a total of 246,169 PI Units were granted; on August 10, 2022, a total of 27,849 PI Units were granted; and on February 22, 2023, a total of 79,304 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an IPO and the PI Units granted on November 30, 2020 vest 100% ratably over four years or alternatively 100% on the successful completion of an IPO. Subsequent to March 31, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and November 30, 2020 PI Unit grants, and as such the remaining PI Units vested on April 4, 2025 and (ii) revised the vesting schedule for the May 31, 2021 PI Unit grants such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: the date of the successful completion of an IPO or the final time vesting date. The PI Units granted on August 10, 2022 and February 22, 2023 generally vest ratably over five years. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Common Stock. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
PI Unit Grants Under the 2023 LTIP
In connection with the Internalization of the Manager and under the 2023 LTIP, PI Units have been issued to executives of the Manager. On August 3, 2023, a total of 475,888 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted on August 3, 2023 vest 100% on February 28, 2026. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Common Stock. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
As of March 31, 2025, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2024	813,840	$44,113
Granted	—	—
Vested	(15,544)	(980)
Forfeited	—	—
Outstanding March 31, 2025	798,296	$43,133
(1)Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $29.12 for the November 21, 2019 grant, $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant, $38.29 for the May 31, 2021 grant, $61.74 for the August 10, 2022 grant, $63.04 for the February 22, 2023 grant and $61.63 for the August 3, 2023 grant.
The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
April 25, 2025	5,171
May 27, 2025	398
May 31, 2025	29,831
February 22, 2026	15,544
February 28, 2026	475,888
April 25, 2026	5,171
May 27, 2026	398
February 22, 2027	15,544
April 25, 2027	5,171
May 27, 2027	398
February 22, 2028	15,544
Upon successful completion of IPO or change in control*	229,238
798,296
*As of March 31, 2025, upon successful completion of an IPO, or an earlier change in control with respect to awards held by certain key executives, an additional 229,238 PI Units will vest immediately instead of vesting ratably according to the schedule above. Subsequent to March 31, 2025 the Compensation Committee accelerated the vesting of the May 11, 2020 and November 30, 2020 PI Unit grants and revised the vesting schedule for the May 31, 2021 PI Unit grants as described above.
For the three months ended March 31, 2025 and 2024, the OP recognized approximately $3.5 million and $3.7 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, total unrecognized compensation expense on PI Units was approximately $14.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1 year.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
March 31, 2025	25,508,642	4,708,089	30,216,731
Redeemable Noncontrolling Interests in Consolidated VIEs
As of March 31, 2025, approximately 4,987,693 limited partnership units of the SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2024	$80,711
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,703)
Contributions by redeemable noncontrolling interests in consolidated VIEs	1,383
Distributions to redeemable noncontrolling interests in consolidated VIEs	(1,383)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	4,581
Redeemable noncontrolling interests in consolidated VIEs, March 31, 2025	$79,589
Noncontrolling Interests in Consolidated VIEs
The following table presents the capital contributions, distributions, and profits and losses allocated to NexPoint Homes Class A common stock, par value $0.01 per share and NexPoint Homes Class I common stock, par value $0.01 not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2024	$6,083
Net loss attributable to noncontrolling interests in consolidated VIEs	(815)
Contributions by noncontrolling interests in consolidated VIEs	209
Distributions to noncontrolling interests in consolidated VIEs	(213)
Redemptions by noncontrolling interests in consolidated VIEs	(283)
Noncontrolling interests in consolidated VIEs, March 31, 2025	$4,981

9. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of March 31, 2025. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.
The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2024	4,996,000	$122,820
Net income attributable to Redeemable Series A Preferred stockholders	—	2,030
Dividends declared to Redeemable Series A Preferred stockholders	—	(2,030)
Accretion to redemption value	—	169
Redeemable Series A Preferred stock, March 31, 2025	4,996,000	$122,989

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
For the three months ended March 31, 2025 and 2024, the Company expensed advisory fees of approximately $4.2 million and $4.3 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2025 and 2024, the Company had $11.1 million and $16.8 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
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
Series B Preferred Offering
OSL purchased shares of Series B Preferred Stock in the Series B Preferred Offering (See Note 7).
NexBank
The Company and the OP maintain bank accounts with NexBank, a Texas state chartered bank (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that is held at NexBank (in thousands):

	Cash at NexBank
	March 31, 2025	December 31, 2024
VineBrook Portfolio	$6,910	$90
NexPoint Homes Portfolio	3,435	3,727
Total cash at NexBank	$10,345	$3,817
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
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of March 31, 2025, these affiliates had contributed approximately $122.9 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at
7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of March 31, 2025, the total principal outstanding on the SFR OP Convertible Notes was approximately $99.7 million which is included in notes payable on the consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the SFR OP recorded approximately $1.6 million and $1.9 million of interest expense related to the SFR OP Convertible Notes, respectively. As of March 31, 2025, approximately $20.2 million of interest expense related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
As of December 31, 2024, the Company consolidated an approximately $1.1 million loan, net of the provision for loan losses, from the SFR OP to the NexPoint Homes Manager (defined below) (the “HomeSource Note”). The HomeSource Note bore interest at daily SOFR plus 2.00% and would have matured on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations, LLC (the “HomeSource Investment”). During the year ended December 31, 2024, the NexPoint Homes Manager (as defined below) notified the SFR OP that the NexPoint Homes Manager intended to cease business operations. As such, NexPoint Homes wrote off the entirety of its HomeSource Investment, and the $0.7 million loss was included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024 . During the three months ended March 31, 2025, the Company received $1.6 million on the HomeSource Note and the $0.5 million reversal of the provision for loan losses is included on the consolidated statements of operations and comprehensive income (loss).
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three months ended March 31, 2025, NexPoint Homes incurred advisory fees of approximately $0.8 million in connection with the NexPoint Homes Advisory Agreement, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, NexPoint Homes has $7.1 million of accrued advisory fees payable, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
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
SFR OP Notes Payables
On July 10, 2024, the SFR OP as borrower entered into the SFR OP Note Payable III with NREF, an entity that is advised by an affiliate of our Adviser. See Note 5.

11. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2025, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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
Whelan Advisory Capital Markets, LLC and Whelan Advisory, LLC (collectively, “Whelan”) entered into an agreement with HomeSource in which HomeSource agreed to compensate Whelan a percentage of capital invested, contributed, committed or otherwise made available to HomeSource (the “HomeSource Letter Agreement”). On September 8, 2023, Whelan commenced a lawsuit in Texas state court against NREA asserting a claim for tortious interference with the HomeSource Letter Agreement (the “Texas Litigation”). The parties to the Texas Litigation filed an Agreed Motion to Dismiss with Prejudice in Texas state court, and pursuant to that motion all matters of fact and things in controversy have been fully and finally resolved. The Texas litigation was dismissed with prejudice on February 20, 2025. The Company was not a defendant in the Texas Litigation, was not a party to the HomeSource Letter Agreement and the settlement of the Texas Litigation will not have a material effect on the Company, its results of operations or financial condition.
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

12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of the Company’s Common Stock outstanding, which excludes any unvested RSUs, earned performance shares and PI Units issued pursuant to the 2018 LTIP or 2023 LTIP. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effects of the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock. During periods of net loss, the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock is anti-dilutive and is not included in the calculation of diluted earnings (loss) per share. The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator for loss per share:
Net loss	$(39,152)	$(44,071)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,207
Net income attributable to Redeemable Series B Preferred stock	1,513	—
Net loss attributable to redeemable noncontrolling interests in the OP	(5,875)	(6,611)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,703)	(5,675)
Net loss attributable to noncontrolling interests in consolidated VIEs	(815)	(893)
Net loss attributable to common stockholders	$(30,471)	$(33,099)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,463	25,098
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—
Weighted average common shares outstanding - diluted	25,463	25,098

Earnings (loss) per weighted average common share:
Basic	$(1.20)	$(1.32)
Diluted	$(1.20)	$(1.32)
(1)For the three months ended March 31, 2025 and 2024, excludes approximately 5,592,765 shares and 5,460,089 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

13. Segment Reporting
Following the formation of NexPoint Homes, the Company has two reportable segments: the VineBrook Portfolio and the NexPoint Homes Portfolio. These two portfolios serve different strategic purposes and employ different decision-making metrics in managing the respective pools of assets and allocating capital and other resources to the respective pools. The VineBrook Portfolio generally purchases homes to implement a value-add strategy, and the NexPoint Homes Portfolio generally purchases newer homes that require less rehabilitation. Based on the foregoing differences, the Company has identified the VineBrook Portfolio and the NexPoint Homes Portfolio as separate and distinct operating segments and has classified the two portfolios as two reportable segments. The Company’s chief operating decision maker is our President and Chief Executive Officer. For a description of the services from which these reportable segments derive their revenues, see Notes 1 and 2.
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
The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	As of March 31, 2025			As of March 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$82,528	$10,233	$92,761	$78,289	$11,996	$90,285
Property operating expenses	19,636	2,117	21,753	17,660	1,969	19,629
Real estate taxes and insurance	15,170	2,029	17,199	14,515	2,672	17,187
Advisory fees	4,201	783	4,984	4,343	916	5,259
General and administrative expenses	15,962	5,088	21,050	19,911	1,306	21,217
Depreciation and amortization	24,477	5,528	30,005	24,037	8,019	32,056
Interest expense	28,605	6,737	35,342	24,788	8,516	33,304
Other segment expense/(income) (1)	362	1,218	1,580	3,824	1,880	5,704
Segment net loss	$(25,885)	$(13,267)	$(39,152)	$(30,789)	$(13,282)	$(44,071)
(1)Other segment expense/(income) includes property management fees, loss on extinguishment of debt, loss on sales and impairment of real estate, net, investment income, reversal of (provision for) loan losses, loss on forfeited deposits and internalization costs.
The following table presents measures of each segment’s assets and select balance sheet data for the reportable segments (in thousands):

	As of March 31, 2025			As of December 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,533,762	$603,450	$3,137,212	$2,578,820	$630,628	$3,209,448

14. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Debt Paydowns
Subsequent to March 31, 2025, the Company paid down approximately $3.7 million on the Warehouse Facility. Approximately $445.3 million remained outstanding on the Warehouse Facility as of May 9, 2025.
Common and Preferred Dividends
On April 18, 2025, the Company approved a Common Stock dividend of $0.5301 per share for stockholders of record as of April 18, 2025 that was paid on April 30, 2025.
Dispositions
Subsequent to March 31, 2025, the Company disposed of 102 homes in the VineBrook Portfolio that were classified as held for sale as of March 31, 2025 for net proceeds of approximately $12.0 million.
Homes Classified as Held For Sale Subsequent to March 31, 2025
Subsequent to March 31, 2025, the Company moved 131 homes in the VineBrook Portfolio to held for sale and as of May 9, 2025, 254 homes in total were classified as held for sale.
JPM Facility
On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025.
Warehouse Facility
On May 1, 2025, the Company exercised its second extension option to extend the Warehouse Facility, wherein the maturity date was extended to November 3, 2025.
NAV Determination
On May 13, 2025, in accordance with the Valuation Methodology, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $54.56 as of March 31, 2025. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our Annual Report, filed with the SEC on March 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
Overview
The Company is an owner and operator of single-family rental homes that are rented to residents under leases with typical durations of one year. The Company’s mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional, quality management. Our investment objective is to acquire properties with cash flow growth potential, renovate and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. Our investment focus has historically been on the affordable and workforce segments of the housing industry, but we are not precluded from investing in homes in the higher-cost segments of the housing industry. We typically acquire homes in locations where we believe we can contribute to revitalizing the surrounding community. The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 20,601 homes as of March 31, 2025 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio is the legacy reportable segment and generally purchases homes to implement a value-add strategy. The NexPoint Homes Portfolio is a reportable segment added during 2022 comprised of 2,151 homes as of March 31, 2025 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. As of March 31, 2025, we, through our OP and its consolidated subsidiaries, owned and operated 22,752 single family rental homes located in 20 states.

We are primarily focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. We intend to employ targeted management and a value-add program at a majority of our homes in an attempt to improve rental rates and the net operating income (“NOI”) at our homes, enhance cash flow, provide quarterly cash distributions and seek long-term capital appreciation for our stockholders as well as provide our residents with affordable, safe and clean homes with a high quality of service. We are externally managed by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.
We began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned our Initial Portfolio for a total purchase price of approximately $330.2 million, including closing and financing costs of approximately $6.0 million. On November 1, 2018, the Company accepted subscriptions for 1,097,367 shares of Common Stock for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of such Common Stock were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from the Initial Mortgage.
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
On October 16, 2019, Highland Capital Management, L.P. (“Highland”), a former affiliate of our Adviser, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, NexPoint Advisors, L.P. (“NexPoint”) is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including NexPoint and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. On February 8, 2023, UBS Securities LLC and UBS AG London (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, including Mr. Dondero, the President of the Adviser, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state-law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Whelan entered into the HomeSource Letter Agreement with HomeSource. On September 8, 2023, Whelan commenced the Texas Litigation. The parties to the lawsuit filed an Agreed Motion to Dismiss with Prejudice in Texas state court, and pursuant to that motion all matters of fact and things in controversy have been fully and finally resolved. The Texas Litigation was dismissed with prejudice on February 20, 2025. The Company was not a defendant in the Texas Litigation, was not a party to the HomeSource Letter Agreement and the settlement of the Texas Litigation did not have a material effect on the Company, its results of operations or financial condition.
During the year ended December 31, 2024, HomeSource notified the SFR OP that the NexPoint Homes Manager would cease business operations in September 2024. The SFR OP has transitioned property management to Mynd, as discussed in Note 4 of our consolidated financial statements.
The United States government has recently announced a comprehensive set of tariffs. The United States government has paused the implementation of certain of these tariffs, and the timing and scope of such tariffs is currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various inputs, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.
Our website is located at www.vinebrookhomes.com. From time to time, we may use our website as a distribution channel for material Company information.

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

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of March 31, 2025 and 2024, the VineBrook Portfolio consisted of 20,601 and 21,305 homes, respectively, in 18 states. As of March 31, 2025 and 2024, the VineBrook Portfolio had an occupancy of 96.2% and 95.7%, respectively, and a weighted average monthly effective rent of $1,312 and $1,220, respectively, per occupied home. As of March 31, 2025 and 2024, the occupancy of stabilized homes in our VineBrook Portfolio was 95.7% and 95.6%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,327 and $1,262, respectively. As of March 31, 2025 and 2024, 24.2% and 29.2%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of March 31, 2025.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,832	95.4%	$1,366	2,354	95.0%	$1,390
Dayton	OH	2,714	96.9%	1,289	2,562	96.8%	1,284
Columbus	OH	1,621	95.3%	1,327	1,484	95.0%	1,328
St. Louis	MO	1,741	95.5%	1,222	1,131	94.3%	1,246
Indianapolis	IN	1,400	96.9%	1,324	1,096	96.6%	1,342
Birmingham	AL	1,032	96.0%	1,307	651	94.9%	1,318
Columbia	SC	946	95.9%	1,449	592	95.3%	1,483
Kansas City	MO, KS	1,082	96.1%	1,350	819	95.4%	1,365
Jackson	MS	790	95.9%	1,281	644	95.8%	1,287
Memphis	TN, MS	1,325	95.2%	1,099	915	93.9%	1,114
Augusta	GA, SC	629	98.3%	1,259	439	98.2%	1,322
Milwaukee	WI	767	96.2%	1,356	564	95.9%	1,406
Atlanta	GA	584	100.0%	1,658	221	100.0%	1,734
Pittsburgh	PA	335	98.2%	1,185	264	98.1%	1,220
Pensacola	FL	300	97.0%	1,467	205	97.1%	1,488
Greenville	SC	372	94.6%	1,376	265	94.0%	1,445
Little Rock	AR	258	93.0%	1,056	244	92.6%	1,060
Huntsville	AL	274	96.0%	1,403	198	95.5%	1,432
Raeford	NC	250	98.0%	1,287	155	98.1%	1,336
Portales	NM	350	97.7%	1,183	137	97.1%	1,212
Omaha	NE, IA	271	98.5%	1,329	253	98.4%	1,338
Triad	NC	219	98.2%	1,466	176	98.9%	1,497
Montgomery	AL	293	94.2%	1,272	242	93.8%	1,284
Charleston	SC	—	n/a	n/a	n/a	n/a	n/a
Sub-Total/Average		20,385	96.2%	$1,312	15,611	95.7%	$1,327
Held for Sale		216	n/a	n/a	n/a	n/a	n/a
Total/Average		20,601	96.2%	$1,312	15,611	95.7%	$1,327
As of December 31, 2024, the VineBrook Portfolio consisted of 20,804 homes in 18 states with an occupancy of 96.3% and a weighted average monthly effective rent of $1,296 per occupied home. As of December 31, 2024, the occupancy of stabilized homes in our VineBrook Portfolio was 95.7% and the weighted average monthly effective rent of occupied stabilized homes was $1,309. As of December 31, 2024, 22.7% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2024:

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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of single-family rental homes. As of March 31, 2025 and 2024, the NexPoint Homes Portfolio consisted of 2,151 and 2,565 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of March 31, 2025 and 2024, the NexPoint Homes Portfolio had an occupancy of approximately 95.4% and 96.4%, respectively, and a weighted average monthly effective rent of $1,742 and $1,725, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of March 31, 2025 and 2024, the number of stabilized homes in the NexPoint Homes Portfolio was 2,052 and 2,471, respectively, the occupancy of stabilized homes was 95.4% and 97.5%, and the weighted average monthly effective rent of stabilized occupied homes was $1,742 and $1,725, respectively. As of March 31, 2025 and 2024, 4.6% of homes in our NexPoint Homes Portfolio were excluded from being stabilized because the homes were classified as held for sale.
The table below provides summary information regarding the NexPoint Homes Portfolio as of March 31, 2025:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	198	92.9%	$2,010	198	92.9%	$2,010
Birmingham	AL	120	95.8%	1,576	120	95.8%	1,575
Charlotte	NC	56	91.1%	1,893	56	91.1%	1,893
Dallas/Ft Worth	TX	51	98.0%	2,284	51	98.0%	2,284
Fayetteville	AR	305	94.8%	1,694	305	94.8%	1,694
Huntsville	AL	70	91.4%	1,871	70	91.4%	1,871
Kansas City	MO, KS	146	94.5%	1,929	146	94.5%	1,929
Little Rock	AR	210	97.1%	1,452	210	97.1%	1,452
Memphis	TN, MS	47	87.2%	1,870	47	87.2%	1,870
Oklahoma City	OK	325	97.8%	1,683	325	97.8%	1,683
San Antonio	TX	199	98.0%	1,703	199	98.0%	1,703
Tulsa	OK	157	94.9%	1,668	157	94.9%	1,668
Other (1)	AL,FL,KS,TX	168	95.2%	1,779	168	95.2%	1,779
Sub-Total/Average		2,052	95.4%	$1,742	2,052	95.4%	$1,742
Held for Sale		99	n/a	n/a	n/a	n/a	n/a
Total/Average		2,151	95.4%	$1,742	2,052	95.4%	$1,742
(1) Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	198	88.9%	$2,027	198	88.9%	$2,027
Birmingham	AL	120	89.2%	1,576	120	89.2%	1,576
Charlotte	NC	56	98.2%	1,934	56	98.2%	1,934
Dallas/Ft Worth	TX	51	90.2%	2,328	51	90.2%	2,328
Fayetteville	AR	317	91.5%	1,688	317	91.5%	1,688
Huntsville	AL	70	88.6%	1,828	70	88.6%	1,828
Kansas City	MO, KS	146	96.6%	1,928	146	96.6%	1,928
Little Rock	AR	210	91.4%	1,433	210	91.4%	1,433
Memphis	TN, MS	56	92.9%	1,792	56	92.9%	1,792
Oklahoma City	OK	341	90.9%	1,677	341	90.9%	1,677
San Antonio	TX	199	91.5%	1,709	199	91.5%	1,709
Tulsa	OK	158	92.4%	1,652	158	92.4%	1,652
Other (1)	AL,FL,KS,TX	169	89.9%	1,804	169	89.9%	1,804
Sub-Total/Average		2,091	91.4%	$1,741	2,091	91.4%	$1,741
Held for Sale		156	n/a	n/a	n/a	n/a	n/a
Total/Average		2,247	91.4%	$1,741	2,091	91.4%	$1,741
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
Property management fees. Property management fees include fees paid to Mynd for managing each property in the NexPoint Homes Portfolio. Following the Internalization of the Manager in 2023, property management fees are eliminated in consolidation for the VineBrook Portfolio.
Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement and the NexPoint Homes Adviser pursuant to the NexPoint Homes Advisory Agreement (see Note 10 to our consolidated financial statements).
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
Investment income. Investment income includes interest income from the retained ABS II certificates and interest income from preferred equity investments. See Notes 5, 6 and 10 to our consolidated financial statements.
Reversal of (provision for) loan losses. Reversal of (provision for) loan losses relate to the change in our allowance for loan losses and includes the reduction of the HomeSource Note and its associated interest receivable. See Note 10 to our consolidated financial statements for additional information.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements in the NexPoint Homes Portfolio.

Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table sets forth a summary of our consolidated operating results for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Total revenues	$92,761	$90,285	$2,476
Total expenses	(130,943)	(129,441)	(1,502)
Loss on extinguishment of debt	(158)	(1,301)	1,143
Loss on sales and impairment of real estate, net	(464)	(3,887)	3,423
Investment income	555	273	282
Reversal of (provision for) loan losses	500	—	500
Loss on forfeited deposits	(1,403)	—	(1,403)
Net loss	(39,152)	(44,071)	4,919
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,207	(8)
Net income attributable to redeemable Series B Preferred stock	1,513	—	1,513
Net loss attributable to redeemable noncontrolling interests in the OP	(5,875)	(6,611)	736
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(5,703)	(5,675)	(28)
Net loss attributable to noncontrolling interests in consolidated VIEs	(815)	(893)	78
Net loss attributable to stockholders	$(30,471)	$(33,099)	$2,628
The reduction in our net loss between the periods was due primarily to an increase in rental income, investment income and the reversal of provision for loan losses, and decreases in interest expenses, property management fees, common area maintenance costs and loss on sales and impairment of real estate, partially offset by an increase in property operating expenses, loss on forfeited deposits and general and administrative expenses.
Revenues
Rental income. Rental income was $90.4 million for the three months ended March 31, 2025 compared to $88.8 million for the three months ended March 31, 2024, which was an increase of $1.6 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $2.4 million for the three months ended March 31, 2025 compared to $1.5 million for the three months ended March 31, 2024, which was an increase of $0.9 million. The increase between the periods was primarily due to the increased adoption of Conservice, a third party utility billing and management company, providing more consistent and better collection of utility fees in the current year.
Expenses
Property operating expenses. Property operating expenses were $21.8 million for the three months ended March 31, 2025 compared to $19.6 million for the three months ended March 31, 2024, which was an increase of $2.2 million. The increase between the periods was primarily due to an increase in turnover, utilities, and maintenance costs in the three months ended March 31, 2025 associated with the growth in stabilized homes and transition to Conservice for utilities. For the three months ended March 31, 2025 and 2024, turn costs represented approximately 18% and 19%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $17.2 million for the three months ended March 31, 2025 compared to $17.2 million for the three months ended March 31, 2024, with no change quarter over quarter. The lack of change between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, offset by increases in real estate tax assessments as a result of increases in property valuations.
Property management fees. Property management fees were $0.6 million for the three months ended March 31, 2025 compared to $0.8 million for the three months ended March 31, 2024, which was a decrease of $0.2 million. The decrease between the periods was primarily due to the transition of property management of the NexPoint Homes Portfolio to Mynd on September 19, 2024.
Advisory fees. Advisory fees were $5.0 million for the three months ended March 31, 2025 compared to $5.3 million for the three months ended March 31, 2024, which was a decrease of $0.3 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook Portfolio.
General and administrative expenses. General and administrative expenses were $21.1 million for the three months ended March 31, 2025 compared to $21.2 million for the three months ended March 31, 2024, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a reduction in general corporate legal fees and tax expenses in the OP, partially offset by a one-time Whelan settlement fee paid by NexPoint Homes.
Depreciation and amortization. Depreciation and amortization costs were $30.0 million for the three months ended March 31, 2025 compared to $32.1 million for the three months ended March 31, 2024, which was a decrease of $2.1 million. The decrease between the periods was primarily due to the disposition of homes over the past year partially offset by the increase in depreciation on capitalized costs.
Interest expense. Interest expense was $35.3 million for the three months ended March 31, 2025 compared to $33.3 million for the three months ended March 31, 2024, which was an increase of $2.0 million. The increase between the periods was primarily due to an increase in non-cash discount amortization and an increase in non-cash interest expense related to derivatives not designated as hedging instruments, partially offset by a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Gross interest cost	$35,483	$34,224	$1,259
Capitalized interest	(141)	(920)	779
Total	$35,342	$33,304	$2,038
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.2 million for the three months ended March 31, 2025 compared to $1.3 million for the three months ended March 31, 2024, which was a decrease of $1.1 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity for the three months ended March 31, 2025.
Gain/(loss) on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $0.5 million for the three months ended March 31, 2025 compared to $3.9 million for the three months ended March 31, 2024, which was a decrease of $3.4 million. The decrease between the periods was primarily due to a decrease in impairment charges on held for sale assets and a decrease in disposition activity in the three months ended March 31, 2025. The Company disposed of 299 and 542 homes during the three months ended March 31, 2025 and 2024, respectively. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.6 million for the three months ended March 31, 2025 compared to $0.3 million for the three months ended March 31, 2024, which was an increase of $0.3 million. The increase between the periods was primarily due to interest income from an increase in preferred equity investments.
Reversal of (provision for) loan losses. Reversal of (provision for) loan losses was $0.5 million for the three months ended March 31, 2025 compared to no reversal of (provision for) loan losses for the three months ended March 31, 2024, which was an increase of $0.5 million. The increase between the periods was due to more cash received from the NexPoint Homes Manager on the HomeSource Note than previously estimated, leading to the reversal of the previously written-off loan loss provision.
Loss on forfeited deposits. Loss on forfeited deposits was $1.4 million for the three months ended March 31, 2025 compared to no loss on forfeited deposits for the three months ended March 31, 2024, which was an increase of $1.4 million. The increase between the periods was primarily due to writing off earnest money deposits within the NexPoint Homes Portfolio during the three months ended March 31, 2025.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) reversal of (provisions for) loan losses, (8) loss on forfeited deposits and (9) other gains and losses that are specific to us, including loss on extinguishment of debt. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. General and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties and represent expenses such as legal, professional, centralized technology support and accounting functions and other expenses associated with our corporate and administrative functions. Investment income and reversal of (provision for) loan losses on investments are eliminated because they do not reflect the ongoing operating activity performed at the properties. Losses on forfeited deposits is excluded because it does not reflect the ongoing operations of the property owner. Gains or losses on the extinguishment of debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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
The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three months ended March 31, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(39,152)	$(44,071)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,984	5,259
General and administrative expenses	21,050	21,217
Depreciation and amortization	30,005	32,056
Interest expense	35,342	33,304
Loss on extinguishment of debt	158	1,301
Loss on sales and impairment of real estate, net	464	3,887
Investment income	(555)	(273)
Loss on forfeited deposits	1,403	—
Reversal of (provision for) loan losses	(500)	—
NOI	$53,199	$52,680
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three months ended March 31, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure by Portfolio (in thousands):

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook Portfolio	NexPoint Homes Portfolio	Total
Net loss	$(25,885)	$(13,267)	$(39,152)	$(30,789)	$(13,282)	$(44,071)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,201	783	4,984	4,343	916	5,259
General and administrative expenses	15,962	5,088	21,050	19,911	1,306	21,217
Depreciation and amortization	24,477	5,528	30,005	24,037	8,019	32,056
Interest expense	28,605	6,737	35,342	24,788	8,516	33,304
Loss on extinguishment of debt	158	—	158	1,301	—	1,301
(Gain)/loss on sales and impairment of real estate, net	759	(295)	464	2,707	1,180	3,887
Investment income	(555)	—	(555)	(184)	(89)	(273)
Loss on forfeited deposits	—	1,403	1,403	—	—	—
Reversal of (provision for) loan losses	—	(500)	(500)	—	—	—
NOI	$47,722	$5,477	$53,199	$46,114	$6,566	$52,680

Net Operating Income for Our 2024-2025 Same Home and Non-Same Home Properties for the Three Months Ended March 31, 2025 and 2024
There are 17,788 homes in our 2024-2025 same home pool (our “2024-2025 Same Home” properties). To be included as a “2024-2025 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended March 31, 2025 and March 31, 2024 were stabilized by September 30, 2023 and held through March 31, 2025. 2024-2025 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2024-2025 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view 2024-2025 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2025 and 2024 for our 2024-2025 Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Same Home
Rental income (1)	$66,690	$63,075	$3,615	5.7%
Other income (1)	798	858	(60)	-7.0%
Same Home revenues	67,488	63,933	3,555	5.6%
Non-Same Home
Rental income (1)	23,517	23,979	(462)	-1.9%
Other income (1)	1,387	404	983	243.3%
Non-Same Home revenues	24,904	24,383	521	2.1%
Total revenues	92,392	88,316	4,076	4.6%

Operating expenses
Same Home
Property operating expenses (1)	12,434	11,514	920	8.0%
Real estate taxes and insurance	13,181	11,933	1,248	10.5%
Same Home operating expenses	25,615	23,447	2,168	9.2%
Non-Same Home
Property operating expenses (1)	8,950	6,146	2,804	45.6%
Real estate taxes and insurance	4,018	5,254	(1,236)	-23.5%
Property management fees (2)	610	789	(179)	-22.7%
Non-Same Home operating expenses	13,578	12,189	1,389	11.4%
Total operating expenses	39,193	35,636	3,557	10.0%

NOI
Same Home	41,873	40,486	1,387	3.4%
Non-Same Home	11,326	12,194	(868)	-7.1%
Total NOI	$53,199	$52,680	$519	1.0%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees are eliminated in consolidation for the VineBrook Portfolio.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
2024-2025 Same Home Results of Operations for the Three Months Ended March 31, 2025 and 2024
As of March 31, 2025, our 2024-2025 Same Home properties were approximately 95.9% occupied with a weighted average monthly effective rent per occupied home of $1,334. As of March 31, 2024, our 2024-2025 Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,247. For our 2024-2025 Same Home properties, we recorded the following operating results for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:
Revenues
Rental income. Rental income was $66.7 million for the three months ended March 31, 2025 compared to $63.1 million for the three months ended March 31, 2024, which was an increase of approximately $3.7 million, or 5.7%. The increase is related to a 7.0% increase in the weighted average monthly effective rent per occupied home.
Other income. Other income was approximately $0.8 million for the three months ended March 31, 2025 compared to approximately $0.9 million for the three months ended March 31, 2024, which was a decrease of approximately $0.1 million. This decrease was primarily due to the decrease in overall fees charged to single family properties, which was $0.6 million in the three months ended March 31, 2025 compared to $0.7 million in the three months ended March 31, 2024.
Expenses
Property operating expenses. Property operating expenses were $12.4 million for the three months ended March 31, 2025 compared to $11.5 million for the three months ended March 31, 2024, which was an increase of approximately $0.9 million, or 8.0%. The increase is primarily related to an increase in repair and maintenance expense of $0.4 million, an increase in utility expense of $1.4 million, and an increase in in-house turn staff of $0.9 million, partially offset by a decrease in payroll expense of $0.2 million and a decrease in resident chargebacks of $1.6 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $13.2 million for the three months ended March 31, 2025 compared to $11.9 million for the three months ended March 31, 2024, which was an increase of approximately $1.3 million, or 10.5%. The increase is primarily related to an increase in property insurance costs of $0.4 million and an increase in real estate taxes of $0.9 million.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Same Home revenues	$67,488	$63,933
Non-Same Home revenues	24,904	24,383
Chargebacks	369	1,969
Total revenues	92,761	90,285

Same Home operating expenses	25,615	23,447
Non-Same Home operating expenses	13,578	12,189
Chargebacks	369	1,969
Total operating expenses	$39,562	$37,605

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
Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) gains or losses on extinguishment of debt (3) non-cash interest expenses, (4) reversal of (provisions for) loan losses, (5) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (6) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended March 31,		2025 to 2024
	2025	2024	$ Change	% Change
Net loss attributable to stockholders	$(30,471)	$(33,099)	$2,628	-7.9%
Net loss attributable to NCI in the OP	(5,875)	(6,611)	736	-11.1%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(5,703)	(5,675)	(28)	0.5%
Net loss attributable to noncontrolling interest in consolidated VIEs	(815)	(893)	78	-8.7%
Depreciation and amortization	30,005	32,056	(2,051)	-6.4%
Loss on sales and impairment of real estate, net	464	3,887	(3,423)	-88.1%
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(12,395)	(10,335)	(2,060)	19.9%

FFO per share - basic	$(0.41)	$(0.35)	$(0.06)	17.1%
FFO per share - diluted	$(0.41)	$(0.35)	$(0.06)	17.1%

Loss on forfeited deposits	1,403	—	1,403	N/M
Loss on extinguishment of debt	158	1,301	(1,143)	-87.9%
Non-cash interest expense	9,037	3,874	5,163	133.3%
Reversal of (provision for) loan losses	(500)	—		N/M
Transaction and other costs	4,657	1,480	3,177	-29.0%
Equity-based compensation expense	4,962	5,249	(287)	-5.5%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	7,322	1,569	5,753	N/M

Core FFO per share - basic	$0.24	$0.05	$0.19	N/M
Core FFO per share - diluted	$0.24	$0.05	$0.19	N/M

Recurring capital expenditures	(4,851)	(6,055)	1,204	N/M
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	2,471	(4,486)	6,957	N/M

AFFO per share - basic	$0.08	$(0.15)	$0.23	N/M
AFFO per share - diluted	$0.08	$(0.15)	$0.23	N/M

Weighted average shares outstanding - basic	30,220	29,646
Weighted average shares outstanding - diluted (1)	31,056	30,534

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to stockholders per share/unit - diluted	$(1.20)	$(1.32)
Net loss attributable to stockholders Coverage - diluted (2)	-2.26x	-2.49x
FFO Coverage - diluted (3)	-0.77x	-0.66x
Core FFO Coverage - diluted (3)	0.45x	0.09x
AFFO Coverage - diluted (3)	0.15x	-0.28x
(1)For the three months ended March 31, 2025 and 2024, includes approximately 774,000 shares and 854,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares of the Company and PI Units not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.
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
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which are not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove or add items such as (1) reportable segment-specific investment income, (2) gains or losses on extinguishment of debt, (3) non-cash interest expenses, (4) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (5) equity-based compensation expense. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the three months ended March 31, 2025 and 2024. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook Portfolio	NexPoint Homes Portfolio	Total
Net loss attributable to stockholders	$(24,282)	$(6,189)	$(30,471)	$(26,942)	$(6,157)	$(33,099)
Net loss attributable to redeemable NCI in the OP	(5,315)	(560)	(5,875)	(6,054)	(557)	(6,611)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(5,703)	(5,703)	—	(5,675)	(5,675)
Net loss attributable to NCI in consolidated VIEs	—	(815)	(815)	—	(893)	(893)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,199	—	2,199	2,207	—	2,207
Net income attributable to Redeemable Series B Preferred stock	1,513	—	1,513	—	—	—
Net Loss	$(25,885)	$(13,267)	$(39,152)	$(30,789)	$(13,282)	$(44,071)
The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the three months ended March 31, 2025 and 2024, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended March 31,		2025 to 2024
	2025	2024	$ Change	% Change
Net loss attributable to stockholders	$(24,282)	$(26,942)	$2,660	-9.9%
Net loss attributable to NCI in the OP	(5,315)	(6,054)	739	-12.2%
Depreciation and amortization	24,477	24,037	440	1.8%
Loss on sales and impairment of real estate, net	759	2,707	(1,948)	-72.0%
VineBrook FFO attributable to stockholders and NCI in the OP	(4,361)	(6,252)	1,891	-30.2%

VineBrook FFO per share - basic	$(0.14)	$(0.23)	$0.09	-39.1%
VineBrook FFO per share - diluted	$(0.14)	$(0.23)	$0.09	-39.1%

Investment income (1)	1,346	1,229	117	9.5%
Loss on extinguishment of debt	158	1,301	(1,143)	-87.9%
Non-cash interest expense	8,953	3,804	5,149	135.4%
Transaction and other costs	528	744	(216)	-29.0%
Equity-based compensation expense	4,833	5,120	(287)	-5.6%
VineBrook Core FFO attributable to stockholders and NCI in the OP	11,457	5,946	5,511	92.7%

VineBrook Core FFO per share - basic	$0.38	$0.22	$0.16	72.7%
VineBrook Core FFO per share - diluted	$0.37	$0.19	$0.18	94.7%

Recurring capital expenditures	(4,851)	(6,055)	1,204	-19.9%
VineBrook AFFO attributable to stockholders and NCI in the OP	6,606	(109)	6,715	N/M

VineBrook AFFO per share - basic	$0.22	$—	$0.22	N/M
VineBrook AFFO per share - diluted	$0.21	$—	$0.21	N/M

Weighted average shares outstanding - basic	30,220	26,646
Weighted average shares outstanding - diluted (2)	31,056	30,534

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.20)	$(1.32)
Net loss attributable to stockholders Coverage - diluted (4)	-2.26x	-2.49x
VineBrook FFO Coverage - diluted (5)	-0.26x	-0.43x
VineBrook Core FFO Coverage - diluted (5)	0.70x	0.36x
VineBrook AFFO Coverage - diluted (5)	0.40x	0x
(1)Investment income in the table above includes approximately $0.3 million and $0.4 million of interest income from the convertible and promissory notes with NexPoint Homes and the SFR OP, and approximately $0.9 million and $0.9 million of dividend income from the investment in NexPoint Homes for the three months ended March 31, 2025 and 2024, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)For the three months ended March 31, 2025 and 2024, includes approximately 774,000 shares and 854,000 shares respectively, related to the assumed vesting of RSUs, performance shares of the Company and PI Units not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.
(3)For the three months ended March 31, 2025 and 2024, the net loss attributable to stockholders per share/unit (diluted) includes $(0.24) per common share and $(0.25) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.
The three months ended March 31, 2025 as compared to the three months ended March 31, 2024
VineBrook FFO was negative $4.4 million for the three months ended March 31, 2025 compared to negative $6.3 million for the three months ended March 31, 2024, which was an increase of approximately $1.9 million. The change in VineBrook FFO between the periods primarily relates to decreases in the VineBrook Portfolio’s general and administrative expenses of $3.9 million, the VineBrook Portfolio’s advisory fees of $0.1 million and the increase in the VineBrook Portfolio’s rental income of $3.4 million, partially offset by an increase in the VineBrook Portfolio's total property operating expenses of $2.0 million and the VineBrook Portfolio’s interest expense of $3.8 million.
VineBrook Core FFO was $11.5 million for the three months ended March 31, 2025 compared to $5.9 million for the three months ended March 31, 2024, which was an increase of approximately $5.5 million. The change in VineBrook Core FFO between the periods primarily relates to increases in VineBrook FFO of $1.9 million and the VineBrook Portfolio's non-cash interest expense $5.1 million, partially offset by a decrease in the VineBrook Portfolio’s loss on extinguishment of debt of $1.1 million, which are all added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $6.6 million for the three months ended March 31, 2025 compared to negative $0.1 million for the three months ended March 31, 2024, which was an increase of approximately $6.5 million. The change in VineBrook AFFO between the periods primarily relates to an increase to VineBrook Core FFO and a decrease in the VineBrook Portfolio’s recurring capital expenditures of $1.2 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 15.4% in VineBrook interest expense (or 13.5% on a per share basis). The weighted average interest rate of debt decreased from 6.3666% as of March 31, 2024 to 5.3214% as of March 31, 2025 for the VineBrook Portfolio, which has contributed to the increase in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into 11 interest rate derivative agreements with a combined notional amount of approximately $1.4 billion in order to partially offset the impact of interest rates.

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
On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
December 31, 2023	58.95
March 31, 2024	57.99
June 30, 2024	57.57
September 30, 2024	55.45
December 31, 2024	54.54
March 31, 2025	54.56

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances, sales of homes and debt financing. Our JPM Facility (as defined below) has an additional $253.4 million of capacity as of March 31, 2025, and has a current extended maturity date of July 31, 2025.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility, JPM Facility and the MetLife Note, within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance certain debt instruments, (iii) obtain additional capital through equity and/or debt financings, (iv) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (v) modify operations to reduce costs, (vi) negotiate a turnover of secured properties back to the related lender and (vii) employ some combination of (i) - (vi). Subsequent to March 31, 2025, the Company sold 104 homes for net proceeds of approximately $12.1 million in the VineBrook Portfolio. Subsequent to March 31, 2025, the Company sold 22 homes for net proceeds of approximately $5.0 million in the NexPoint Homes Portfolio. Additionally, the Company intends to continue to dispose of homes to generate proceeds for debt pay downs and other uses. The Company plans to sell approximately 700 to 800 homes over the next twelve months to generate proceeds of approximately $140.0 million to $160.0 million in the VineBrook Portfolio. The Company plans to sell approximately 100 homes over the next twelve months to generate proceeds of approximately $24.0 million in the NexPoint Homes Portfolio. If rates remain at a level that would be accretive to the Company, management plans to use term loans and other refinancings of debt in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. The Company is currently engaged in active discussions with a lender to provide debt financing that would be sufficient to repay the amounts coming due over the next 12 months. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company notes that debt markets remain robust and liquid as evidenced by recent debt issuances. Given the Company’s historical ability to refinance debt, active lender conversations and the previously noted robust debt market, the Company expects to be able to refinance debt as necessary to meet its debt obligations going forward. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. The financial statements included in this Form 10-Q have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-Q do not include any adjustments that may result from the outcome of this uncertainty.
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
Cash Flows
The three months ended March 31, 2025 as compared to the three months ended March 31, 2024
The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(2,390)	$3,031
Net cash provided by (used in) investing activities	36,504	36,015
Net cash used in financing activities	(33,071)	(8,861)
Change in cash and restricted cash	1,043	30,185
Cash and restricted cash, beginning of period	84,632	85,620
Cash and restricted cash, end of period	$85,675	$115,805
Cash flows from operating activities. During the three months ended March 31, 2025, net cash used in operating activities was $2.4 million compared to net cash provided by operating activities of $3.0 million for the three months ended March 31, 2024. The change in cash flows from operating activities was primarily due to changes in working capital, mainly related to the timing of cash received for accounts receivable and cash payments for prepaids and other assets, and a decrease in net cash received from derivative settlements, partially offset by an increase in non-cash interest expense.
Cash flows from investing activities. During the three months ended March 31, 2025, net cash provided by investing activities was $36.5 million compared to net cash provided by investing activities of $36.0 million for the three months ended March 31, 2024. The change in cash flows from investing activities was mainly due to an increase in prepaid deposits related to the forfeiture of earnest money deposits and decreases in additions to real estate investments, partially offset by decreases in disposition activity of the VineBrook Portfolio and a decrease in net proceeds from sales.
Cash flows from financing activities. During the three months ended March 31, 2025, net cash used in financing activities was $33.1 million compared to net cash used in financing activities of $8.9 million for the three months ended March 31, 2024. The change in cash flows from financing activities was mainly due to a decrease in notes payable proceeds received and an increase in notes payable principal payments made, partially offset by a decrease in credit facilities principal payments made.

Debt, Derivatives and Hedging Activity
Debt
As of March 31, 2025, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.0 billion at a weighted average interest rate of 5.3214% and an adjusted weighted average interest rate of 3.8031%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.3201%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $1.4 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.4 billion of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of March 31, 2025:

	Type	Outstanding Principal as of March 31, 2025	Interest Rate (1)	Maturity
Warehouse Facility	Floating	448,988	7.17%	5/3/2025	(2)
JPM Facility	Floating	96,585	7.26%	7/31/2025	(3)
ABS I Loan	Fixed	385,704	4.92%	12/8/2028
ABS II Loan	Fixed	400,484	4.65%	3/9/2029
MetLife Note	Fixed	102,962	3.25%	1/31/2026
MetLife Term Loan I	Fixed	334,357	4.50%	8/22/2029
MetLife Term Loan II	Fixed	249,367	4.75%	11/4/2029
OSL Loan	Fixed	10,000	9.00%	2/25/2027
TrueLane Mortgage	Fixed	8,010	5.35%	2/1/2028
Crestcore II Note	Fixed	2,507	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,379	5.12%	7/9/2029
Total Outstanding Principal		$2,041,343
(1)Represents the interest rate as of March 31, 2025. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of March 31, 2025 was 4.3337%, daily SOFR as of March 31, 2025 was 4.4100% and one-month term SOFR as of March 31, 2025 was 4.3194%.
(2)The initial maturity for the Warehouse Facility (as defined below) prior to extension options being exercised was November 3, 2024. To extend the Warehouse Facility, the Company cannot be in default, must meet certain financial covenants and needs to pay a fee of 0.1% of the maximum revolving commitment at that time. The Company exercised its first extension option to extend the Warehouse Facility maturity date to May 3, 2025 on November 1, 2024. On May 1, 2025, the Company exercised its second extension option (see Note 14) to extend the Warehouse Facility maturity date to November 3, 2025.
(3)Subsequent to March 31, 2025, The JPM Facility was amended (see Note 14). This is the modified maturity date for the JPM Facility.
In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $515.0 million of debt outstanding at March 31, 2025 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into the Warehouse Facility with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022, July 31, 2023 and August 14, 2024. On August 14, 2024, the Company entered into the Warehouse Seventh Amendment with KeyBank, as administrative agent, and the other lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the Commitment Reduction to be no more than $475.0 million by October 31, 2024. During the three months ended March 31, 2025, the Company paid down approximately $8.2 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. The outstanding balance on the Warehouse Facility as of March 31, 2025 was approximately $449.0 million, which is below the required Commitment Reduction.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into the $500.0 million JPM Facility. The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. As of March 31, 2025, the JPM Facility had $253.4 million in available capacity. Subsequent to March 31, 2025, on April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which the ABS I Borrower entered into the ABS I Loan Agreement with the ABS I Lender, providing for the ABS I Loan with a total principal balance of approximately $392.2 million. Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A Certificates, (ii) $38.6 million principal amount of Class B Certificates, (iii) $30.8 million principal amount of Class C Certificates, (iv) $43.0 million principal amount of Class D Certificates, (v) $50.1 million principal amount of Class E1 Certificates, (vi) $12.2 million principal amount of Class E2 Certificates, and (vii) $39.1 million Class R Certificates. The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the
Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,742 SFR homes, and as of March 31, 2025, approximately 12.05% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
Asset Backed Securitization II
On February 29, 2024, the ABS II Borrower, completed the ABS II and entered into the ABS II Loan Agreement with BofA Securities, Inc., as sole structuring agent, joint bookrunner and co-lead manager, Mizuho Securities USA LLC, as joint bookrunner and co-lead manager and Citizens JMP Securities, LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., and Truist Securities, Inc., as co-managers.
Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of ABS II Class A Certificates, (ii) $38.6 million principal amount of ABS II Class B Certificates, (iii) $30.6 million principal amount of ABS II Class C Certificates, (iv) $42.9 million principal amount of ABS II Class D Certificates, (v) $63.5 million principal amount of ABS II Class E1 Certificates, (vi) $11.2 million principal amount of ABS II Class E2 Certificates, and (vii) $39.9 million ABS II Class R Certificates. The Company also retained $19.5 million notional amount of the ABS II Class A, $10.5 million notional amount of the ABS II Class B, and $2.0 million notional amount of the ABS II Class C certificates. The ABS II Certificates represent beneficial ownership interests in the trust and its assets, including the ABS II Loan.
The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the ABS II Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased ABS II Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the ABS II Class A, Class B, Class C, and Class F certificates will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the ABS II Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $71.9 million of the ABS II Certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,444 SFR homes, and as of March 31, 2025, approximately 10.74% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
MetLife Term Loan I Facilities
On August 22, 2024, VB Nine and VB Ten as borrowers, entered into the MetLife Term Loan I Facilities with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility. As of March 31, 2025, the outstanding balance of the MetLife Term Loan I Facilities was approximately $334.4 million.
MetLife Term Loan II Facility
On November 4, 2024, VB Eleven, LLC as borrower, entered into MetLife Term Loan II Facility with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029. The Company used $226.8 million of the proceeds to pay down the remaining outstanding amount under the Initial Mortgage. As of March 31, 2025, the outstanding balance of the MetLife Term Loan II Facility was approximately $249.4 million.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement with OSL. OSL is an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan with a total principal balance of $10 million at a 9.0% fixed interest rate and is guaranteed by the Company. As of March 31, 2025. the outstanding balance of the OSL Loan was approximately $10.0 million.
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
Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 10 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.1 billion. As of March 31, 2025, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $1.1 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.5545%. As of March 31, 2025, interest rate swap agreements effectively covered $1.1 billion, or 247.4%, of our $0.5 billion of floating rate debt outstanding for the VineBrook Portfolio. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.5545%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated some of these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025.

Investments in Subsidiaries
As of March 31, 2025, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 20,601 properties in the VineBrook Portfolio and 2,151 properties in the NexPoint Homes Portfolio, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of March 31, 2025, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralize the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	35	$3,450	100%	Yes	(1)	$—
NREA VB II, LLC	47	4,811	100%	Yes	(1)	—
NREA VB III, LLC	445	42,309	100%	Yes	(1)	—
NREA VB IV, LLC	127	12,684	100%	Yes	(1)	—
NREA VB V, LLC	1,086	70,195	100%	Yes	(1)	—
NREA VB VI, LLC	123	12,459	100%	Yes	(1)	—
NREA VB VII, LLC	21	1,981	100%	Yes	(1)	—
True FM2017-1, LLC	178	17,633	100%	Yes		8,010
VB One, LLC	5,631	763,579	100%	No	(2)	448,988
VB Two, LLC	1,574	157,641	100%	No	(2)	102,962
VB Three, LLC	1,315	196,923	100%	No	(2)	96,585
VB Five, LLC	116	14,148	100%	Yes		4,886
VB Eight, LLC	106	16,306	100%	No	(2)	—
VB Nine, LLC	1,280	188,276	100%	Yes		167,566
VB Ten, LLC	1,280	187,538	100%	Yes		166,792
VB Eleven, LLC	2,051	189,787	100%	Yes		249,367
VineBrook Homes Borrower 1, LLC	2,742	400,933	100%	Yes		385,704
VineBrook Homes Borrower 2, LLC	2,444	362,027	100%	Yes		400,484
NexPoint Homes	2,151	640,271	82%	No		411,763
	22,752	$3,282,951				$2,443,106	(3)
(1)Assets held, directly or indirectly, by NREA VB I, LLC, NREA VB II, LLC, NREA VB III, LLC, NREA VB IV, LLC, NREA VB V, LLC, NREA VB VI, LLC and NREA VB VII, LLC are not encumbered by a mortgage. The assets within these SPEs were collateral under the Initial Mortgage, which the Company paid off in full on November 4, 2024. As of March 31, 2025, the assets within these SPEs were not allocated to any outstanding debts.
(2)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC, VB Eight, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(3)In addition to the debt allocated to the SPEs noted above, as of March 31, 2025, NexPoint Homes had approximately $103.2 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes, the SFR OP Note Payable I and the SFR OP Note Payable II as of March 31, 2025.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the three months ended March 31, 2025 and 2024. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Real Estate Investments
Upon acquisition, we evaluate our acquired SFR properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Since substantially all of the fair value of our acquired properties is concentrated in a single identifiable asset or group of similar identifiable assets and the acquisitions do not include a substantive process, our purchases of homes or portfolios of homes qualify as asset acquisitions. Accordingly, upon acquisition of a property, the Total Consideration is allocated to land, buildings, improvements, fixtures, and intangible lease assets based upon their relative fair values.
The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by ASC 820 (see Note 6 to our consolidated financial statements), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired, or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.
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
Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the three months ended March 31, 2025, $1.0 million of impairments on operating properties not held for sale were recorded, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss), and no significant impairments on operating properties were recorded during the three months ended March 31, 2024.

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
As of March 31, 2025, we had total indebtedness of $2.6 billion which was comprised of $0.5 billion of outstanding variable-rate debt. As of March 31, 2025, we had effectively converted 247.4% of these borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
February 4, 2025	106,638	$53.79	5,736
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

Under the Amended Share Repurchase Plan, investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock. Under the Amended Share Repurchase Plan, Shares will be repurchased at the then-current NAV per share in effect. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. The Company is not obligated to repurchase any Common Stock under the Amended Share Repurchase Plan and may choose to repurchase only some, or even none, of the Common Stock that have been asked to be repurchased in any particular quarter, in the sole discretion of the Board. The Board determined to suspend share repurchases from January 1, 2025 to June 30, 2025. Notwithstanding any suspension of the Amended Share Repurchase Plan, the Board may permit the repurchase of Common Stock held by a stockholder who has died, is deemed to have a qualified disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) or similar extenuating hardship circumstances, subject to the conditions and limitations in the Amended Share Repurchase Plan.

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

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	—	—	—
March 1 - March 31	13,199	54.54	13,199	68,842
Total	13,199	$54.54	13,199	$68,842
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Credit Agreement , dated February 25, 2025, by and among VineBrook Homes Operating Partnership, L.P., as borrower and The Ohio State Life Insurance Company as administrative agent, sole lead arranger, sole bookrunner and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2025).

10.2
Amended and Restated Promissory Note, dated January 17, 2025 by and between NexPoint SFR Operating Partnership, L.P. and NREF OP IV REIT Sub, LLC (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on 10-K, filed with the SEC on March 3, 2025).

10.3
Amended and Restated Promissory Note, dated January 17, 2025 by and between NexPoint SFR Operating Partnership, L.P. and NexPoint Real Estate Operating Partnership, L.P. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025).

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
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		May 13, 2025
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		May 13, 2025
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)