Form 10-Q
period 2025-06-30
VINEBROOK HOMES TRUST, INC.
filed 2025-08-14
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 13, 2025, the registrant had 25,778,073 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended June 30, 2025
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, refinancing of the Warehouse Facility (as defined below) and the MetLife Note (as defined below) and our intent to invest in newer homes in BTR (as defined below) communities in higher growth markets contain forward-looking information and disclosures. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Real Estate Advisors V, L.P. (our “Adviser”);
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
•risks associated with the Evergreen Manager’s ability to terminate the Management Agreements and with any potential internalization of our management functions;
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
•risks related to failure of our OP (as defined below) to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
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

ii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Operating real estate investments
Land	$513,496	$527,422
Buildings and improvements	2,701,400	2,739,977
Intangible lease assets	143	—
Total gross operating real estate investments	3,215,039	3,267,399
Accumulated depreciation and amortization	(421,553)	(373,964)
Total net operating real estate investments	2,793,486	2,893,435
Real estate held for sale, net	54,420	55,592
Total net real estate investments	2,847,906	2,949,027
Investments, at fair value	2,416	2,500
Cash	24,524	40,738
Restricted cash	53,109	43,894
Accounts and other receivables, net	12,523	11,231
Prepaid and other assets	46,589	35,497
Interest rate derivatives, at fair value	9,578	21,289
Intangible assets, net	3,928	5,786
Asset-backed securitization certificates	78,964	78,964
Goodwill	20,522	20,522
TOTAL ASSETS	$3,100,059	$3,209,448

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$1,890,163	$1,893,752
Credit facilities, net	551,275	554,135
Accounts payable and other accrued liabilities	49,470	43,847
Accrued real estate taxes payable	38,359	37,235
Accrued interest payable	28,923	30,176
Security deposit liability	26,990	26,063
Prepaid rents	2,583	2,891
Total Liabilities	2,587,763	2,588,099

Redeemable Series A Preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 4,996,000 shares issued and outstanding, respectively	123,157	122,820
Redeemable noncontrolling interests in the OP	256,534	257,454
Redeemable noncontrolling interests in consolidated VIEs	83,001	80,711
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,753,592 and 25,377,421 shares issued and outstanding, respectively	260	256
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	778,793	762,904
Distributions in excess of retained earnings	(740,419)	(623,403)
Accumulated other comprehensive income	7,533	14,499
Total Stockholders' Equity	46,192	154,281
Noncontrolling interests in consolidated VIEs	3,412	6,083
TOTAL LIABILITIES AND EQUITY	$3,100,059	$3,209,448
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$90,840	$90,776	$181,224	$179,559
Other income	3,364	969	5,741	2,471
Total revenues	94,204	91,745	186,965	182,030
Expenses
Property operating expenses	21,402	19,765	43,155	39,394
Real estate taxes and insurance	17,912	17,069	35,111	34,256
Property management fees	633	840	1,243	1,629
Advisory fees	4,970	5,187	9,954	10,446
General and administrative expenses	55,302	18,038	76,351	39,255
Depreciation and amortization	32,192	31,378	62,197	63,434
Interest expense	35,117	34,358	70,459	67,662
Total expenses	167,528	126,635	298,470	256,076
Loss on extinguishment of debt	(195)	(73)	(353)	(1,374)
Gain (loss) on sales and impairment of real estate, net	2,845	(5,234)	2,381	(9,121)
Investment income	716	1,819	1,271	2,092
Change in unrealized loss on investments	—	(255)	—	(255)
Reversal of (provision for) loan losses	—	—	500	—
Loss on forfeited deposits	(6)	—	(1,409)	—
Net loss	(69,964)	(38,633)	(109,115)	(82,704)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,030	4,397	4,237
Net income attributable to Redeemable Series B Preferred stock	1,513	—	3,026	—
Net loss attributable to redeemable noncontrolling interests in the OP	(10,494)	(5,796)	(16,369)	(12,407)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,968)	(5,840)	(9,671)	(11,515)
Net loss attributable to noncontrolling interests in consolidated VIEs	(528)	(921)	(1,343)	(1,814)
Net loss attributable to stockholders	$(58,685)	$(28,106)	$(89,155)	$(61,205)
Other comprehensive loss
Unrealized loss on interest rate hedges	(3,809)	(6,005)	(8,197)	(3,232)
Total comprehensive loss	(73,773)	(44,638)	(117,312)	(85,936)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,030	4,397	4,237
Comprehensive income attributable to Redeemable Series B Preferred stock	1,513	—	3,026	—
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(11,065)	(6,697)	(17,599)	(12,891)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,968)	(5,840)	(9,671)	(11,515)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(528)	(921)	(1,343)	(1,814)
Comprehensive loss attributable to stockholders	$(61,923)	$(33,210)	$(96,122)	$(63,953)

Weighted average common shares outstanding - basic	25,724	25,235	25,594	25,167
Weighted average common shares outstanding - diluted	25,724	25,235	25,594	25,167

Loss per share - basic	$(2.28)	$(1.11)	$(3.48)	$(2.43)
Loss per share - diluted	$(2.28)	$(1.11)	$(3.48)	$(2.43)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2025	2,548,240	$25	25,508,642	$257	$759,413	$(667,731)	$10,771	$102,735
Net loss attributable to stockholders					—	(58,685)	—	(58,685)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			107,289	1	2,102	—	—	2,103
Redemptions of Class A common stock			(18,154)	—	(990)	—	—	(990)
Equity-based compensation			155,815	2	15,875	—	—	15,877
Common stock dividends declared ($0.5301 per share)					—	(14,003)	—	(14,003)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(3,238)	(3,238)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					9,773	—	—	9,773
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(7,380)	—	—	(7,380)
Balances, June 30, 2025	2,548,240	$25	25,753,592	$260	$778,793	$(740,419)	$7,533	$46,192

	Series B Preferred Stock		Class A Common Stock
Six Months Ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,903	$(623,403)	$14,500	$154,281
Net loss attributable to stockholders					—	(89,155)	—	(89,155)
Net income attributable to Series B preferred stockholders					—	3,026	—	3,026
Issuance of Class A common stock			213,927	2	6,999	—	—	7,001
Redemptions of Class A common stock			(31,353)	—	(1,710)	—	—	(1,710)
Equity-based compensation			193,597	2	17,249	—	—	17,251
Common stock dividends declared ($1.06020 per share)					—	(27,861)	—	(27,861)
Series B Preferred stock dividends declared ($1.18750 per share)					—	(3,026)	—	(3,026)
Other comprehensive loss attributable to stockholders					—	—	(6,967)	(6,967)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					5,313	—	—	5,313
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(11,961)	—	—	(11,961)
Balances, June 30, 2025	2,548,240	$25	25,753,592	$260	$778,793	$(740,419)	$7,533	$46,192
See Accompanying Notes to Consolidated Financial Statements
VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2024	2,548,240	$25	25,132,484	$253	$763,652	$(472,039)	$33,564	$325,430
Net loss attributable to stockholders					—	(28,106)	—	(28,106)
Issuance of Class A common stock			107,515	1	5,534	—	—	5,535
Redemptions of Class A common stock			(25,140)	—	(1,455)	—	—	(1,455)
Equity-based compensation			37,706	1	1,533	—	—	1,534
Common stock dividends declared ($0.5301 per share)					—	(13,762)	—	(13,762)
Series B Preferred stock dividends declared $0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(5,104)	(5,104)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(8,705)	—	—	(8,705)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(2,897)	—	—	(2,897)
Balances, June 30, 2024	2,548,240	$25	25,252,565	$255	$757,662	$(515,420)	$28,460	$270,982

	Series B Preferred Stock		Class A Common Stock
Six Months Ended June 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to stockholders					—	(61,205)	—	(61,205)
Issuance of Class A common stock			217,635	2	11,395	—	—	11,397
Redemptions of Class A common stock			(44,827)	—	(2,616)	—	—	(2,616)
Equity-based compensation			73,520	1	2,908	—	—	2,909
Common stock dividends declared ($1.06020 per share)					—	(27,420)	—	(27,420)
Series B Preferred stock dividends declared ($1.18750 per share)						(3,026)		(3,026)
Other comprehensive loss attributable to stockholders					—	—	(2,748)	(2,748)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(25,837)	—	—	(25,837)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(4,943)	—	—	(4,943)
Balances, June 30, 2024	2,548,240	$25	25,252,565	$255	$757,662	$(515,420)	$28,460	$270,982
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(109,115)	$(82,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sales and impairment of real estate, net	(2,381)	9,121
Depreciation and amortization	62,197	63,434
Non-cash interest expense (income)	12,299	7,985
Change in fair value of interest rate derivatives	(10,415)	(23,252)
Provision for (reversal of) loan losses	(500)	—
Net cash received on derivative settlements	14,480	24,398
Loss on extinguishment of debt	353	1,374
Equity-based compensation	43,627	10,453
Loss on forfeited deposits	1,409	—
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(1,843)	4,429
Prepaids and other assets	(16,584)	(3,292)
Accounts payable and other accrued liabilities	6,387	1,268
Accrued real estate taxes payable	1,124	(3,852)
Accrued interest payable	(1,253)	3,742
Net cash provided by (used in) operating activities	(215)	13,104

Cash flows from investing activities
Net proceeds from sales of investment	302	—
Net proceeds from sales of real estate	83,875	91,355
Prepaid deposits	—	76
Insurance proceeds received	3,492	695
Acquisitions of real estate investments	(18,501)	—
Additions to real estate investments	(23,196)	(35,047)
Net cash provided by investing activities	45,972	57,079

Cash flows from financing activities
Dividends payable	—	(4,710)
Notes payable proceeds received	28,719	303,923
Notes payable payments	(43,245)	(26,704)
Credit facilities proceeds received	13,710	2,759
Credit facilities principal payments	(16,650)	(305,129)
Financing costs paid	(1,635)	(4,667)
Interest rate cap premium paid	—	—
Redemptions of Class A common stock paid	(1,907)	(3,104)
Dividends paid to common stockholders	(15,642)	(14,081)
Series B Preferred stock dividends paid	(3,026)	(3,026)
Payments for taxes related to net share settlement of stock-based compensation	(4,360)	(1,187)
Redemptions of Series A Preferred stock paid	—	(86)
Series A Preferred stock dividends paid	(4,060)	(4,061)
Contributions from redeemable noncontrolling interests in the OP	1,048	1,074
Distributions to redeemable noncontrolling interests in the OP	(4,380)	(1,119)
Redemptions by redeemable noncontrolling interests in the OP	—	(457)
Distributions to redeemable noncontrolling interests in consolidated VIEs	—	38
Contributions from noncontrolling interests in consolidated VIEs	307	103
Distributions to noncontrolling interests in consolidated VIEs	(424)	(450)
Redemptions by noncontrolling interests in consolidated VIEs	(1,211)	(75)
Net cash used in financing activities	(52,756)	(60,959)

Change in cash and restricted cash	(6,999)	9,224
Cash and restricted cash, beginning of period	84,632	85,620
Cash and restricted cash, end of period	$77,633	$94,844

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$59,413	$68,374

Supplemental Disclosure of Noncash Activities
Accrued dividends payable to common stockholders	807	752
Accrued distributions payable to redeemable noncontrolling interests in the OP	1,052	1,231
Accrued dividends payable to Series A Preferred stockholders	4,060	4,061
Accrued redemptions payable to common stockholders	990	2,616
Accrued capital expenditures	622	—
Accretion to redemption value of Redeemable Series A Preferred stock	337	176
Asset backed securitization certificates	—	71,868
Write off of fully amortized deferred financing costs	—	1,965
Issuance of Class A common stock related to DRIP dividends	11,412	12,588
DRIP dividends to common stockholders	(11,412)	(12,588)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	412	3,333
DRIP distributions to redeemable noncontrolling interests in the OP	(412)	(3,333)
Conversion of PI Units to OP Units by redeemable noncontrolling interests in the OP	17,796	—
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	2,786	2,679
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(2,786)	(2,679)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	172	183
DRIP distributions to noncontrolling interests in consolidated VIEs	(172)	(183)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a REIT, and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of June 30, 2025, there were a combined 24,343,468 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 19,641,598 Class A OP Units, or 80.7%, were owned by the Company, 2,814,062 Class B OP Units, or 11.6%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 97,601 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 154,025 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,636,182 Class C OP Units, or 6.7%, were owned by limited partners that were sellers in the Formation Transaction (as defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (as defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (as amended, the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and as of August 3, 2023, a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP.
The Company’s mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional, quality management. Our investment objective is to acquire properties with cash flow growth potential, renovate (when appropriate) and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders
The Company began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”) for a total purchase price of approximately $330.2 million, including closing and financing costs of $6.0 million (the “Formation Transaction”). On November 1, 2018, the Company accepted subscriptions for 1,097,367 shares of its Class A common stock, par value $0.01 (“Common Stock”), for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of Common Stock were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from a Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage (the “Initial Mortgage”) provided by KeyBank N.A. (“KeyBank”).
On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through a continuous private placement (the “Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior NAV per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis and is unaudited. NAV may differ from the values of our real estate assets as calculated in accordance with the generally accepted accounting principles in the United States (“GAAP”).
Between November 1, 2018 and June 30, 2025, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 20,827 additional homes and sold 4,507 homes within the VineBrook Portfolio (as defined below) (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 470 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 20,449 homes (the “VineBrook Portfolio”) in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,103 homes (the “NexPoint Homes Portfolio”), for a total of 22,552 homes in 20 states as of June 30, 2025. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook Portfolio were funded by loans (see Note 5), proceeds from the sale of Common Stock and Preferred Stock (as defined below) and excess cash generated from operations.
The Company is externally managed by the Adviser through an agreement dated November 1, 2018, subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Legacy VineBrook Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Legacy VineBrook Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Legacy VineBrook Management Agreements”) that generally had an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Legacy VineBrook Management Agreements were supplemented by a side letter (as amended and restated, the “Legacy VineBrook Side Letter”) by and among the Company, the OP, the OP GP, the Legacy VineBrook Manager and certain of its affiliates. All of the Company’s investment decisions were made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company’s board of directors (the “Board”).
On June 10, 2025, the OP caused certain of its subsidiaries to enter into property management agreements (the “Management Agreements”) with Evergreen Residential Management, LLC (the “Evergreen Manager”) to renovate, lease, maintain, and generally operate the Company’s properties within the VineBrook Portfolio. Pursuant to the Management Agreements, responsibility for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of single-family rental properties will transition to the Evergreen Manager (the “Externalization”) by the end of 2025. We refer to the date that the last property in the VineBrook Portfolio is transitioned to the Management Agreements as the “Transition Effective Date.” On the Transition Effective Date, all of the Legacy VineBrook Management Agreements will have terminated. As a result of the Management Agreements, on the Transition Effective Date the VineBrook Portfolio will be externally managed by the Evergreen Manager. Under the Management Agreements, monthly in arrears, the Evergreen Manager is entitled to (1) a property management fee equal to 2.5% of collected rents, (2) a shared services agreement fee that shall not exceed the greater of 6.0% of collected rents and $75 per property, less any property management fee paid, (3) a major repair and maintenance fee of 10% of expenses for projects with an individual expense equal to or greater than $5,000 or an aggregate expense equal or greater than $10,000, subject to a maximum of $3,500, (4) new lease commissions equal to the greater of 40% of first-month’s rent or $600, and (5) renewal lease commission equal to the greater of 40% of first-month’s rent and $600. The Evergreen Manager is also entitled to other repair, maintenance, vacancy and turnover fees on a per property basis. The Management Agreements have an initial seven-year term with one-year automatic renewals, unless otherwise terminated. Either party may choose not to renew the Management Agreement at the end of any term by providing at least 90 days’ prior notice and, if terminated by the Owner, with a payment to the Evergreen Manager equal to fees under the Management Agreement for 90 days after termination. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold.
On June 10, 2025, the SPEs entered into asset management agreements (the “Asset Management Agreements”) with Evergreen Asset Management, LLC (the “Asset Manager”) to provide asset management, operation, accounting support, leasing, repair and turnover scope of work and property accounting services as well as disposition services. Under each Asset Management Agreement, the Asset Manager is entitled to an annual fee equal to 0.24% of the NAV of the properties subject to the Asset Management Agreement, to be paid monthly in arrears. The NAV of the properties subject to the Asset Management Agreement will be calculated by prorating the Company’s NAV based on the value of those properties relative to the Company’s overall NAV. In addition, the Asset Manager shall be reimbursed for all reasonable, documented out-of-pocket expenses incurred in performance of its services. The Asset Manager will also receive a disposition fee of 1.0%, payable at the closing of such sale, of the gross sales price for each property for which the Asset Manager provides disposition services.
On June 10, 2025, the OP and Evergreen Development Services, LLC (the “Service Provider”) entered into a real estate development services agreement (the “Development Services Agreement”) to provide for the identification, sourcing, inspection and acquisition of properties on behalf of the OP. Under the Development Services Agreement, the Service Provider is entitled to an acquisition fee of (1) 2.0% of the price paid to acquire the property if the acquired property is not part of a broadly marketed process, (2) 1.375% of the price paid to acquire the property if it is part of a broadly marketed process from a third party with structured bid timelines or (3) 0.75% of the price paid to acquire the property if the acquired property is acquired solely as a result of a non-broadly marketed process and neither Service Provider nor its affiliates received or accessed information regarding such property prior to the OP. In addition, the Service Provider is entitled to (1) a due diligence inspection fee of $450 for the completion of diligence on a target property, (2) a clean and secure fee for cleaning and secure services after a property is acquired of $450 per property and (3) a project administration services fee for project administration services prior to occupation of (A) $1,000 if related to new-build homes already completed upon closing that require make-ready repairs or (B) $3,500 if related to contracted forward home deliveries requiring project oversight for construction and punch list completion.
Also on June 10, 2025, the OP, the Evergreen Manager and the Service Provider entered into a letter agreement (the “Letter Agreement” and, together with the Property Management Agreements, the Asset Management Agreements and the Development Services Agreement, the “Externalization Agreements”) to set forth certain agreements among the parties related to the Externalization, including certain termination rights and fees in the Management Agreements and the Development Services Agreement described above. Pursuant to the Letter Agreement, the OP will pay $1.75 million to the Evergreen Manager on the date the first property is transitioned to a Management Agreement and will pay an additional $1.75 million to the Evergreen Manager within 45 days after such date. In addition, the OP will issue Class C OP Units with a value of $5.0 million on the earlier of December 31, 2025 and the Transition Effective Date.
Additionally, the Service Provider is also entitled to a measurement period service fee for any measurement period in which the Service Provider presents the OP with qualified target properties with an aggregate fair market value of $600.0 million and the OP, directly or indirectly, fails to acquire properties with an aggregate purchase price of at least the lesser of $250.0 million and 41.7% of the aggregate fair value of the target properties presented during the measurement period (the lesser, the “Minimum Spend Amount”). The measurement period service fee (“Measurement Period Service Fee”) for any measurement period is equal to 2% of the positive difference between the Minimum Spend Amount in the applicable measurement period and the aggregate purchase price for acquired properties during the applicable measurement period. If, during any measurement period, the OP, directly or indirectly, acquires properties with an aggregate purchase price over the minimum spend amount, such additional amount may be used to satisfy the Minimum Spend Amount in any subsequent measurement period. A measurement period is each consecutive 12-month period within the first 36 months after the date of the Development Services Agreement.
In connection with the Externalization, on June 10, 2025, the Company announced it has committed to a reduction in force involving approximately 500 employees, representing 100% of our full-time employees. These actions are part of a Company restructuring that is intended to externalize management of the VineBrook Portfolio and under which the Evergreen Manager intends to assume broad responsibility for the renovation, lease, maintenance, and operation of the VineBrook Portfolio. The Company expects to complete the reduction in force by the end of 2025. As part of this restructuring, the Evergreen Manager and its affiliates are currently in contact with certain employees about potential employment opportunities and may initiate contact with additional employees. Severance may be available to eligible employees if, among other things, they do not accept alternative employment prior to their designated end date. As of June 30, 2025, the Company has $3.8 million relating to separation benefits accrued, which is included within accounts payable and other accrued liabilities on the consolidated balance sheets. Additional separation benefits cannot be reasonably estimated at this time given the uncertainty of eligibility and whether eligible employees will receive severance. For the three and six months ended June 30, 2025, the Company incurred restructuring charges of $12.8 million included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss), of which $10.3 million was related to non-cash stock-based compensation expense due to accelerated vesting of awards from terminated employees (see Notes 7 and 8). The Company also incurred $2.0 million included within depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss) relating to the write off of certain internally developed software and also revised the estimated amortization for other internally developed software (see Note 2). There were no similar restructuring charges incurred during fiscal year 2024.

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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and December 31, 2024 and results of operations for the three and six months ended June 30, 2025 and 2024 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2025, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 4) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 83% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of June 30, 2025. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and if the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 4). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 4).

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
As of June 30, 2025, the gross balance and accumulated amortization related to the intangible lease assets was $0.1 million and zero, respectively. As of December 31, 2024, the gross balance and accumulated amortization related to the intangible lease assets were both zero. For each of the three months ended June 30, 2025 and 2024, the Company recognized zero amortization expense related to the intangible lease assets which would be included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss). For each of the six months ended June 30, 2025 and 2024, the Company recognized zero amortization expense related to the intangible lease assets which would be included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values and rental rates, changes in hold periods and occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three months ended June 30, 2025 and 2024, the Company recorded approximately $3.9 million and $4.4 million, respectively, of impairment charges on real estate assets, mostly related to assets that were held for sale, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025 and 2024, the Company recorded approximately $8.4 million and $8.7 million, respectively, of impairment charges on real estate assets, mostly related to assets that were held for sale, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2025 and 2024, zero impairments on operating properties not held for sale were recorded, respectively, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the six months ended June 30, 2025 and 2024, $1.0 million and zero of impairments on operating properties not held for sale were recorded, respectively, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).
Intangible assets primarily include internally developed software and are amortized on a straight-line basis over the estimated useful lives as described in the following table:

Internally developed software	5 years
In connection with the Externalization, the Company re-assessed the useful life and service potential of the intangible assets. As of June 30, 2025, the remaining net carrying amount of the intangible IT platform asset acquired related to the Internalization of the Legacy VineBrook Manager was $1.9 million, and is included within Intangible assets, net on the consolidated balance sheet. The IT platform is currently still in use and is expected to be utilized until the Externalization is complete at the end of the fiscal year. The Company has determined to shorten the remaining useful life of the previously acquired IT platform intangible asset, and accelerate the remaining amortization through December 31, 2025, which will be included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2025, the Company determined that $2.0 million of previously capitalized internal software was still in development and would not have any future use, and therefore immediately wrote off the balance in full. The $2.0 million write off is included within depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025. As of June 30, 2025, the remaining net carrying amount of the intangible assets internally developed and still in use was $1.4 million, and is included within Intangible assets, net on the consolidated balance sheet. The software is expected to have existing service potential through the end of the fiscal year, aligning with the complete execution of the Externalization. The Company has revised the estimated amortization over the remaining useful life through December 31, 2025, which will be included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).
Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three and six months ended June 30, 2025 and 2024.
Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2024 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the three and six months ended June 30, 2025 and 2024.
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
In connection with the Company’s asset backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature over the next four years. For the three and six months ended June 30, 2025 and 2024, we have not recognized any credit losses with respect to these investments in debt securities.
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
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash	$24,524	$43,913
Restricted cash	53,109	50,931
Total cash and restricted cash	$77,633	$94,844

Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to the non-cash interest amortization, net cash received on derivative settlements, and the changes in operating assets and liabilities, net of effects of sales and acquisitions for the six months ended June 30, 2024 to be comparative to the consolidated statement of cash flows for the six months ended June 30, 2025.
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended June 30, 2025 and 2024, rental income includes $3.8 million and $4.0 million of variable lease payments, respectively. For the six months ended June 30, 2025 and 2024, rental income includes $8.2 million and $7.8 million of variable lease payments, respectively.
Gains on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain on sale when the derecognition criteria under ASC 610-20 have been met, which is included in gain (loss) on sales and impairment of real estate on the consolidated statements of operations and comprehensive income (loss).
Redeemable Securities
Included in the Company’s consolidated balance sheets are redeemable noncontrolling interests in the OP, redeemable noncontrolling interests in consolidated VIEs, and 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or permanent equity under current accounting literature. The Company accounts for these under the provisions of ASC Topic 480-10-S99-3A, paragraph 15(b).
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

3. Real Estate Investments
As of June 30, 2025, the Company, through the OP and its SPE subsidiaries, owned 22,552 homes, including 20,449 homes in the VineBrook Portfolio and 2,103 homes in the NexPoint Homes Portfolio. As of December 31, 2024, the Company through the OP and its SPE subsidiaries, owned 23,051 homes, including 20,804 homes in the VineBrook Portfolio and 2,247 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2024	$527,422	$2,739,977		$—	$55,592	$3,322,991	$(373,964)
Additions (2)	1,523	38,922	(3)	143	2,555	43,143	(57,549)	(4)
Transfers to held for sale	(14,776)	(71,961)		—	77,156	(9,581)	9,581
Reclasses	121	495		—	(1,773)	(1,157)	(65)
Write-offs	(40)	(370)		—	—	(410)	—
Dispositions	(754)	(4,668)		—	(71,679)	(77,101)	444
Impairment	—	(995)		—	(7,431)	(8,426)	—
Real Estate Balances, June 30, 2025	$513,496	$2,701,400		$143	$54,420	$3,269,459	$(421,553)

(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes acquisition additions of approximately $1.3 million in land, $17.1 million in buildings and improvements, and $0.1 million in intangible assets related to property acquisitions.
(3)Includes capitalized interest of approximately $0.2 million and other capitalizable costs outlined in (1) above of approximately $0.3 million.
(4)Accumulated depreciation and amortization activity excludes approximately $4.6 million of depreciation and amortization related to assets not classified as real estate investments.
During the three months ended June 30, 2025 and 2024, the Company recognized depreciation expense of approximately $29.2 million and $31.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized depreciation expense of approximately $58.7 million and $62.7 million, respectively.
Real estate acquisitions and dispositions
During the three months ended June 30, 2025 and 2024, the Company acquired 77 and zero additional homes within the VineBrook Portfolio, respectively. During the six months ended June 30, 2025 and 2024, the Company acquired 77 and zero additional homes within the VineBrook Portfolio, respectively. During both the three months ended June 30, 2025 and 2024, the Company acquired zero additional homes within the NexPoint Homes Portfolio. During both the six months ended June 30, 2025 and 2024, the Company acquired zero additional homes within the NexPoint Homes Portfolio. See Note 4 for additional information about NexPoint Homes.
During the three months ended June 30, 2025 and 2024, the Company, through the OP, disposed of 229 and 201 homes within the VineBrook Portfolio, respectively. During the six months ended June 30, 2025 and 2024, the Company, through the OP, disposed of 432 and 739 homes within the VineBrook Portfolio, respectively. During the three months ended June 30, 2025 and 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 48 and 79 homes, respectively. During the six months ended June 30, 2025 and 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 144 and 83 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. For the three months ended June 30, 2025 and 2024, the Company recorded approximately $3.5 million and $4.4 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $0.4 million and $0.4 million of casualty related impairment for the three months ended June 30, 2025 and 2024, respectively, and are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025 and 2024, the Company recorded approximately $7.7 million and $8.7 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $0.7 million and $0.9 million of casualty related impairment for the six months ended June 30, 2025 and 2024, respectively, and are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).. As of June 30, 2025 and 2024, there were 404 and 257 homes that were classified as held for sale, respectively. These held for sale properties had a carrying amount of approximately $54.4 million and $38.1 million, respectively. As of June 30, 2025 and 2024, the total impairment charges on these held for sale properties was approximately $7.4 million and $9.6 million, respectively.
Hurricane Helene
During September 2024, Hurricane Helene hit the southeastern seaboard of the United States, generally affecting Florida, Georgia, South Carolina, North Carolina, Virginia and Tennessee. In total, over 800 properties in the VineBrook Portfolio were impacted by Hurricane Helene across the following ten markets: Augusta, Cincinnati, Columbia, Atlanta, Triad, Huntsville, Indianapolis, Greenville, Dayton and Montgomery. The NexPoint Homes Portfolio saw minimal damage related to Hurricane Helene as it only affected 12 homes in the NexPoint Homes Portfolio. As of June 30, 2025, all markets impacted by Hurricane Helene have had repairs completed, with the exception of Augusta, which was still undergoing rehab work. For the three and six months ended June 30, 2025, there were no impairment charges recorded due to property damage related to Hurricane Helene. For the three and six months ended June 30, 2025, there was a $2.3 million gain on insurance repairs recorded. Total insurance recoveries were $6.2 million, of which $6.2 million has been received as of June 30, 2025. These amounts are included in the Gain (loss) on sales and impairment of real estate, net, on the consolidated statements of operations and comprehensive income (loss).

4. NexPoint Homes Investment
Substantially all of NexPoint Homes’ business is conducted through NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes.
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
During the three months ended June 30, 2025, $1.0 million in fees were earned by Mynd in connection with the Mynd Management Agreements. Related to the fees earned by Mynd, $0.6 million and $0.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2025, and no fees were capitalized to the property basis based on the nature of the fee for the three months ended June 30, 2025.
During the six months ended June 30, 2025, $2.0 million in fees were earned by Mynd in connection with the Mynd Management Agreements. Related to the fees earned by Mynd, $1.2 million and $0.8 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025, and no fees were capitalized to the property basis based on the nature of the fee for the six months ended June 30, 2025.

5. Debt
As of June 30, 2025, the VineBrook Portfolio had approximately $2.0 billion of debt outstanding, and the NexPoint Homes Portfolio had $518.0 million of debt outstanding. The following table contains summary information of the Company’s debt as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		Outstanding Principal as of
	Type	June 30, 2025	December 31, 2024	Interest Rate (1)	Maturity
Warehouse Facility	Floating	$441,795	$457,183	7.32%	11/3/2025
JPM Facility	Floating	96,089	97,350	7.30%	10/31/2025	(2)
JPM Acquisition Facility	Floating	13,710	—	6.67%	7/9/2027
ABS I Loan	Fixed	380,574	389,274	4.92%	12/8/2028
ABS II Loan	Fixed	399,149	402,334	4.65%	3/9/2029
MetLife Note	Fixed	101,723	104,312	3.25%	1/31/2026
MetLife Term Loan I	Fixed	328,352	340,099	4.50%	8/22/2029
MetLife Term Loan II	Fixed	247,942	249,899	4.75%	11/4/2029
OSL Loan	Fixed	15,000	—	9.00%	2/25/2027
TrueLane Mortgage	Fixed	7,730	8,165	5.35%	2/1/2028
Crestcore II Note	Fixed	2,494	2,574	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,367	2,391	5.12%	7/9/2029
Total VineBrook Portfolio debt		$2,036,925	$2,053,581
NexPoint Homes MetLife Note 1	Fixed	236,870	237,173	3.73%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	174,354	174,590	5.44%	8/12/2027
NexPoint Homes OSL Note	Fixed	9,767	—	9.75%	5/15/2026
SFR OP Note Payable I	Fixed	—	500	8.80%	4/25/2025
SFR OP Note Payable II	Fixed	—	500	12.50%	3/31/2025
SFR OP Note Payable III	Fixed	1,564	3,500	15.00%	7/10/2026	(3)
SFR OP Convertible Notes	Fixed	95,457	102,557	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$518,012	$518,820
Total debt		$2,554,937	$2,572,401
Debt premium, net (4)		198	234
Debt discount, net (5)		(80,012)	(89,128)
Deferred financing costs, net of accumulated amortization of $35,417 and $32,110, respectively		(33,685)	(35,620)
		$2,441,438	$2,447,887
(1)Represents the interest rate as of June 30, 2025. Except for fixed rate debt, the interest rate is 30-day average Secured Overnight Financing Rate (“SOFR”), daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of June 30, 2025 was 4.3190%, daily SOFR as of June 30, 2025 was 4.4500% and one-month term SOFR as of June 30, 2025 was 4.3220%.
(2)Subsequent to June 30, 2025, the JPM Facility (as defined below) was amended (see Note 14). This is the modified maturity date for the JPM Facility.
(3)Subsequent to June 30, 2025, the SFR OP Note Payable III (as defined below) was amended (see Note 14). This is the modified maturity date for the SFR OP Note Payable III.
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

Additionally, we have included a summary of debt agreements and significant changes to the agreements during the six months ended June 30, 2025 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement with JP Morgan (the “JPM Facility”). The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bore interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75%. The JPM Facility is interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at the daily SOFR plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025. On July 28, 2025, the Company entered into Amendment No. 6 to the JPM Facility, wherein the maturity date was extended to October 31, 2025, and the commitment was reduced to the amount equal to the advances outstanding as of the Amendment No. 6 effective date and all repayments will permanently reduce the commitment.
During the six months ended June 30, 2025, the Company paid down approximately $1.3 million on the JPM Facility. The outstanding balance on the JPM Facility as of June 30, 2025, is approximately $96.1 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
JPM Acquisition Facility
On June 25, 2025, VB Twelve, LLC, an indirect subsidiary of the Company, entered into a loan and security agreement with JPMorgan Chase Bank, National Association, as lender, providing for an uncommitted facility for up to $500.0 million (the “JPM Acquisition Facility”). The JPM Acquisition Facility bears interest at the greater of (i) one-month term SOFR or (ii) 3.00% plus 2.35% per annum. The JPM Acquisition Facility is interest-only and matures on July 9, 2027 with a one-year extension option subject to meeting certain criteria, payment of an extension fee and increases in the interest rate spread. The outstanding balance on the JPM Acquisition Facility as of June 30, 2025 is approximately $13.7 million. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
MetLife Note
On January 26, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note is secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bears interest at a fixed rate of 3.25%. The MetLife Note is interest-only and matures and is due in full on January 31, 2026. The outstanding balance on the MetLife Note as of June 30, 2025 is approximately $101.7 million. The MetLife Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
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
The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,711 single family rental homes, and as of June 30, 2025, approximately 12.02% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,436 single family rental homes, and as of June 30, 2025, approximately 10.80% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. On August 14, 2024, the OP entered into a Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024 (the “Commitment Reduction”). During the six months ended June 30, 2025, the Company paid down approximately $15.4 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. As of June 30, 2025, the outstanding balance of the Warehouse Facility was approximately $441.8 million, which is below the required Commitment Reduction.

MetLife Term Loan I Facilities

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into two credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility. As of June 30, 2025, the outstanding balance of the MetLife Term Loan I Facilities was approximately $328.4 million.
MetLife Term Loan II Facility

On November 4, 2024, VB Eleven, LLC, an indirect subsidiary of the Company, as borrower, entered into a $250.0 million credit agreement for a term loan credit facility (the “MetLife Term Loan II Facility”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029. The Company used $226.8 million of the proceeds to pay down the remaining outstanding amount under the Initial Mortgage. As of June 30, 2025, the outstanding balance of the MetLife Term Loan II Facility was approximately $247.9 million.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement (the “OSL Loan”) with The Ohio State Life Insurance Company (“OSL”). OSL is an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company. On May 5, 2025, the OP used its option to draw an additional $5.0 million on the OSL Loan. As of June 30, 2025, the outstanding balance of the OSL Loan was approximately $15.0 million.
NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook Portfolio, as of June 30, 2025, the NexPoint Homes Portfolio had $518.0 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1” and “NexPoint Homes MetLife Note 2”), the NexPoint Homes OSL Note (as defined below), the SFR OP Note Payable I (as defined below), the SFR OP Note Payable II (as defined below), the SFR OP Note Payable III (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.
NexPoint Homes OSL Note
On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into a promissory note with OSL, as lender, providing for a maximum principal amount of $17.3 million (the “NexPoint Homes OSL Note”). The NexPoint Homes OSL Note matures on May 15, 2026 and bears interest at a fixed rate of 9.75%. As of June 30, 2025, the outstanding balance of the NexPoint Homes OSL Note is $9.8 million.
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
SFR OP Note Payable III
On July 10, 2024, the SFR OP as borrower entered into a promissory note with NREF as lender (the “Original SFR OP Note Payable III”) for a total commitment of $5.0 million. On January 17, 2025, the Original SFR OP Note Payable III was amended and restated to correct the holder of the Original SFR OP Note Payable III to be NREF OP IV REIT Sub, LLC, the party that funded the original loan (the amendment and restatement together with the Original SFR OP Note Payable III, the “SFR OP Note Payable III”). The SFR OP Note Payable III matures on July 10, 2025 and bears interest at a fixed rate of 15.00%. As of June 30, 2025, the outstanding balance of the SFR OP Note Payable III is $1.6 million. On July 9, 2025, the SFR OP entered into Amendment No. 1 to the SFR OP Note Payable III, wherein the maturity date was extended to July 10, 2026.
As of June 30, 2025, the Company is in compliance with all debt covenants in all of its debt agreements.
Weighted Average Interest
The weighted average interest rate of the Company’s debt was 5.3271% as of June 30, 2025 and 5.2779% as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.2091% and 4.0576%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of June 30, 2025, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.3646% on its combined $1.4 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on the entirety of the $551.6 million of the Company’s floating rate indebtedness.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2025 are as follows (in thousands):

Total
2025	$539,585
2026	111,776
2027	124,469
2028	792,113
2029	980,127
Thereafter	6,867
Total	$2,554,937
Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $650.9 million coming due within 12 months of the financial statement issuance date, primarily related to the Warehouse Facility, JPM Facility and the MetLife Note. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance certain debt instruments and (iii) sell homes from its portfolio and pay down debt balances with the net sale proceeds. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The Company intends to refinance these obligations primarily using debt or equity financing before they come due. The Company is currently engaged in active discussions with lenders to provide debt financing that would be sufficient to repay the amounts coming due over the next 12 months. In considering whether it is probable the Company will refinance the maturing debt obligations prior to their maturity dates, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. As a result, the Company has concluded it is probable that refinancings will be completed prior to the maturity dates of the aforementioned debt obligations. There can be no assurances that financing can be obtained. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended June 30, 2025 and 2024, amortization of deferred financing costs of approximately $2.4 million and $2.7 million, respectively, and amortization of loan discounts of approximately $4.6 million and $2.6 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025 and 2024, amortization of deferred financing costs of approximately $4.8 million and $5.2 million, respectively, and amortization of loan discounts of approximately $9.1 million and $5.2 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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
As of June 30, 2025, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk at inception (dollars in thousands):

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
(1)As of June 30, 2025, daily SOFR was 4.4500%.
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
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On April 13, 2022, the Company, through the OP, paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA (“Goldman Sachs”) with a notional amount of $300.0 million. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Goldman Sachs with a notional amount of $31.9 million. The interest rate caps effectively cap one-month term SOFR at 1.50% on $300.0 million and at 4.25% on $31.9 million on floating rate debts. The interest rate caps expire on November 1, 2025 and July 9, 2027, respectively.
As of June 30, 2025, the Company had the following outstanding interest rate cap that was not designated as a hedge in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of June 30, 2025	Strike Rate
Interest Rate Cap	$300,000	11/1/2025	One-Month Term SOFR	4.3220%	1.50%
Interest Rate Cap	$31,860	7/9/2027	One-Month Term SOFR	4.3220%	4.25%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

		Asset Derivatives
	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$4,077	$11,276

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	2,620	3,450
Interest rate caps	Interest rate derivatives, at fair value	2,881	6,563
Total		$9,578	$21,289
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income (loss) as interest expense. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) as of June 30, 2025 and 2024 (in thousands):

	Amount of gain (loss) recognized in OCI		Location of gain (loss) reclassified from OCI into income	Amount of gain (loss) reclassified from OCI into income
	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,545)	$3,537	Interest expense	$5,652	$17,279

			Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
				June 30, 2025	June 30, 2024
Derivatives not designated as hedging instruments:
Interest rate swaps			Interest expense	$4,267	$1,903
Interest rate cap			Interest expense	$497	$4,362
ABS Class F Retention Certificates
The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of June 30, 2025 and December 31, 2024, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $79.0 million, respectively.
The table below presents the outstanding principal balance and estimated fair value of our debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	$2,554,937	$2,520,979	$2,572,401	$2,500,760
The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2025
Real estate assets - impaired at March 31, 2025	$3,637	$—	$—	$3,637
Real estate assets - impaired at June 30, 2025	$12,354	$—	$—	$12,354

7. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the six months ended June 30, 2025. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended June 30, 2025 and 2024, the Company issued 107,289 and 107,515 shares of Common Stock, respectively, for equity contributions of $5.7 million and $6.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company issued 213,927 and 217,635 shares of Common Stock, respectively, for equity contributions of $11.4 million and $12.6 million, respectively.
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
RSU Grants Under the 2018 LTIP and 2023 LTIP
On May 11, 2020, a total of 179,858 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 15, 2021, a total of 191,506 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On February 17, 2022, a total of 185,111 RSUs were granted to certain employees of the Adviser, officers of the Company and independent Board members. On April 11, 2023, a total of 186,770 RSUs were granted to certain employees of the Adviser, officers of the Company, and independent Board members. On April 3, 2024, a total of 191,937 RSUs were granted to certain employees of the Adviser, officers of the Company, and non-employee Board members. On April 4, 2025, a total of 229,371 RSUs were granted to certain employees of the Adviser, officers of the Company, and non-employee Board members. The RSUs granted to certain employees of the Adviser and officers of the Company on April 11, 2023, February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering (“IPO”). The RSUs granted to certain employees of the Adviser and officers of the Company on April 3, 2024 vest 50% ratably over four years and 50% at the successful completion of an initial public offering or the listing of the Company's Common Stock on a national securities exchange. The RSUs granted to certain employees of the Adviser and officers of the Company on April 4, 2025 vest 100% ratably over four years.
On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards that were dependent upon the successful completion of an IPO, and as such the remaining outstanding RSUs under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the February 17, 2022, April 11, 2023 and April 3, 2024 RSU awards such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: the date of a successful completion of an IPO, the listing of the Company's Common Stock on a national securities exchange (together, a “Company Listing Event”) or the final time vesting date. During the three and six months ended June 30, 2025, the Company recognized approximately $11.5 million of non-cash compensation expense related to the accelerated RSU award vesting, which is based on the fair value of the modified awards at the date of modification. The non-cash compensation expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The RSUs granted to non-employee Board members fully vest on the first anniversary of the grant date. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the six months ended June 30, 2025 and 2024 were an aggregate of $14.5 million and $5.5 million, respectively.
As of June 30, 2025, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2024	663,530		$34,071
Granted	229,371		12,510
Vested	(268,446)	(2)	(10,972)
Forfeited	(3,371)		(197)
Outstanding June 30, 2025	621,084		$35,412
(1)Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.54 for the April 4, 2025 grant, $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.
(2)Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 190,987 shares of Common Stock being issued for the six months ended June 30, 2025, and 73,520 shares of Common Stock being issued for six months ended June 30, 2024, as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting (1)
February 17, 2026	105,189
April 3, 2026	22,451
April 4, 2026	67,252
April 11, 2026	21,561
April 3, 2027	22,451
April 4, 2027	54,040
April 11, 2027	107,804
April 3, 2028	112,256
April 4, 2028	54,040
April 4, 2029	54,040
621,084
(1)As of June 30, 2025, upon the successful completion of a Company Listing Event or change of control of the Company, 260,200 RSUs would vest immediately, instead of vesting on the final time vesting date according to the schedule above.
For the three months ended June 30, 2025 and 2024, the Company recognized approximately $15.9 million and $1.5 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025 and 2024, the Company recognized approximately $17.2 million and $2.9 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, total unrecognized compensation expense on RSUs was approximately $30.3 million, and the expense is expected to be recognized over a weighted average vesting period of 1.71 years.
Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with an aggregate target of 63,452 performance shares. Vesting of 31,726 of the performance shares was based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio (the “One Year Performance Shares”), and the vesting of 31,726 of the performance shares was based on the net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025 (the “Three Year Performance Shares”). The achievement of the respective metrics would increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. As of December 31, 2024, it was determined that 23,794 One Year Performance Shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. The One Year Performance Shares vest 25% ratably over four years. The Three Year Performance Shares are based on the achievement of net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025, and if the performance metrics are met when the performance period ends on January 1, 2026, the Three Year Performance Shares vest 50% ratably over two years. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock. On June 10, 2025, certain executives granted performance shares were terminated whereby 31,726 Three Year Performance Shares, representing target performance, were deemed to be earned. In connection with the separation and release agreements, a total of 49,572 outstanding and earned performance shares, representing the remaining earned One Year Performance Shares and the Three Year Performance Shares deemed earned, vested on August 4, 2025. During the three and six months ended June 30, 2025, the Company recognized approximately $2.5 million of non-cash compensation expense related to the accelerated performance share vestings, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
As of June 30, 2025, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares		Value (1)
Outstanding December 31, 2024	23,794		$1,433
Earned	31,727		1,911
Vested	(5,949)	(2)	(358)
Forfeited	—		—
Outstanding June 30, 2025	49,572		$2,986
(1)Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is earned, which was $60.23 for the shares earned during the year ended December 31, 2023.
(2)Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 2,610 shares of Common Stock being issued for the six months ended June 30, 2025, as shown on the consolidated statements of stockholders’ equity.
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

Balances
Redeemable noncontrolling interests in the OP, December 31, 2024	$257,454
Net loss attributable to redeemable noncontrolling interests in the OP	(16,369)
Contributions by redeemable noncontrolling interests in the OP	1,460
Distributions to redeemable noncontrolling interests in the OP	(5,844)
Equity-based compensation	26,376
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(1,230)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	(5,313)
Redeemable noncontrolling interests in the OP, June 30, 2025	$256,534
As of June 30, 2025, the Company held 19,641,598 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 97,601 Class C OP Units, GAF REIT held 154,025 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,636,182 Class C OP Units. As of June 30, 2025, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.
PI Unit Grants Under the 2018 LTIP
In connection with the 2018 LTIP, PI Units have been issued to key personnel and senior management. On May 11, 2020, a total of 219,826 PI Units were granted; on November 30, 2020, a total of 11,764 PI Units were granted; on May 31, 2021, a total of 246,169 PI Units were granted; on August 10, 2022, a total of 27,849 PI Units were granted; and on February 22, 2023, a total of 79,304 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an IPO and the PI Units granted on November 30, 2020 vest 100% ratably over four years. The PI Units granted on August 10, 2022 and February 22, 2023 generally vest ratably over five years.
On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and November 30, 2020 PI Unit grants that were dependent upon the successful completion of an IPO, and as such the remaining outstanding PI Units under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the May 31, 2021 PI Unit grants such that the awards vested 50% ratably over four years and 50% upon the earlier to occur: the date of the successful completion of an IPO or the final time vesting date. During the three and six months ended June 30, 2025, the Company recognized approximately $12.0 million of non-cash compensation expense related to the accelerated vestings of PI Units, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Common Stock. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
PI Unit Grants Under the 2023 LTIP
In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, PI Units have been issued to executives of the Legacy VineBrook Manager. On August 3, 2023, a total of 475,888 PI Units were granted. The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted on August 3, 2023 were originally scheduled to vest 100% on February 28, 2026. On June 10, 2025, certain executives were terminated by the Company, whereby 100% of the PI Units granted on August 3, 2023 vested on August 4, 2025. During the three and six months ended June 30, 2025, the Company recognized approximately $7.6 million of non-cash compensation expense related to the accelerated vesting of August 3, 2023 PI Unit award, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which are subject to a one year lock up period before they can be converted to Common Stock. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
As of June 30, 2025, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2024	813,840	$44,113
Granted	—	—
Vested	(270,310)	(9,977)
Forfeited	(28,950)	(1,570)
Outstanding June 30, 2025	514,580	$32,566
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
The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
August 4, 2025	482,278
September 23, 2025	1,110
February 22, 2026	9,516
April 25, 2026	1,322
February 22, 2027	9,516
April 25, 2027	1,322
February 22, 2028	9,516
514,580
For the three months ended June 30, 2025 and 2024, the OP recognized approximately $22.9 million and $3.6 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025 and 2024, the OP recognized approximately $26.4 million and $7.3 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, total unrecognized compensation expense on PI Units was approximately $1.8 million, and the expense is expected to be recognized over a weighted average vesting period of 0.19 year.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
December 31, 2024	25,377,421	4,720,458	30,097,879
March 31, 2025	25,508,642	4,708,089	30,216,731
June 30, 2025	25,753,592	4,701,870	30,455,462
Redeemable Noncontrolling Interests in Consolidated VIEs
As of June 30, 2025, approximately 5,057,973 limited partnership units of the SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2024	$80,711
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(9,671)
Contributions by redeemable noncontrolling interests in consolidated VIEs	2,786
Distributions to redeemable noncontrolling interests in consolidated VIEs	(2,786)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	11,961
Redeemable noncontrolling interests in consolidated VIEs, June 30, 2025	$83,001
Noncontrolling Interests in Consolidated VIEs
The following table presents the capital contributions, distributions, and profits and losses allocated to NexPoint Homes Class A common stock, par value $0.01 per share and NexPoint Homes Class I common stock, par value $0.01 not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2024	$6,083
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,343)
Contributions by noncontrolling interests in consolidated VIEs	307
Distributions to noncontrolling interests in consolidated VIEs	(424)
Redemptions by noncontrolling interests in consolidated VIEs	(1,211)
Noncontrolling interests in consolidated VIEs, June 30, 2025	$3,412

9. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of June 30, 2025. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.
The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2024	4,996,000	$122,820
Net income attributable to Redeemable Series A Preferred stockholders	—	4,060
Dividends declared to Redeemable Series A Preferred stockholders	—	(4,060)
Accretion to redemption value	—	337
Redeemable Series A Preferred stock, June 30, 2025	4,996,000	$123,157

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
For the three months ended June 30, 2025 and 2024, the Company expensed advisory fees of approximately $4.2 million and $4.3 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025 and 2024, the Company expensed advisory fees of approximately $8.4 million and $8.6 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2025 and 2024, the Company had $9.1 million and $18.6 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
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
Series B Preferred Offering
OSL purchased shares of Series B Preferred Stock in the Series B Preferred Offering (See Note 7).
NexBank
The Company and the OP maintain bank accounts with NexBank, a Texas state chartered bank (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that is held at NexBank (in thousands):

	Cash at NexBank
	June 30, 2025	December 31, 2024
VineBrook Portfolio	$1,749	$90
NexPoint Homes Portfolio	1,142	3,727
Total cash at NexBank	$2,891	$3,817
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
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of June 30, 2025, these affiliates had contributed approximately $124.3 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of June 30, 2025, the total principal outstanding on the SFR OP Convertible Notes was approximately $95.5 million which is included in notes payable on the consolidated balance sheets. For the three months ended June 30, 2025 and 2024, the SFR OP recorded approximately $1.8 million and $1.9 million of interest expense related to the SFR OP Convertible Notes, respectively. For the six months ended June 30, 2025 and 2024, the SFR OP recorded approximately $3.7 million and $3.8 million of interest expense related to the SFR OP Convertible Notes, respectively. As of June 30, 2025 and December 31, 2024, approximately $19.0 million and $7.8 million of interest expense, respectively, related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
As of December 31, 2024, the Company consolidated an approximately $1.1 million loan, net of the provision for loan losses, from the SFR OP to the NexPoint Homes Manager (as defined below) (the “HomeSource Note”). The HomeSource Note bore interest at daily SOFR plus 2.00% and would have matured on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations, LLC (the “HomeSource Investment”). During the year ended December 31, 2024, the NexPoint Homes Manager (as defined below) notified the SFR OP that the NexPoint Homes Manager intended to cease business operations. As such, NexPoint Homes wrote off the entirety of its HomeSource Investment, and the $0.7 million loss was included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024 . During the six months ended June 30, 2025, the Company received $1.6 million on the HomeSource Note and the $0.5 million reversal of the provision for loan losses is included on the consolidated statements of operations and comprehensive income (loss).
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three months ended June 30, 2025 and 2024, NexPoint Homes incurred advisory fees of approximately $0.8 million and $0.9 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025 and 2024, NexPoint Homes incurred advisory fees of approximately $1.6 million and $1.8 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2025 and December 31, 2024, NexPoint Homes has $7.9 million and $6.3 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
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
SFR OP Note Payable
On July 10, 2024, the SFR OP as borrower entered into the SFR OP Note Payable III with NREF, an entity that is advised by an affiliate of our Adviser. Subsequent to June 30, 2025, the SFR OP entered into an Amendment No. 1 to extend the maturity date to July 10, 2026. See Notes 5 and 14.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into the OSL Loan with OSL, an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. See Note 5.
NexPoint Homes OSL Note
On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, entered into the NexPoint Homes OSL Note with OSL, as lender. OSL is an entity that may be deemed an affiliate of the Company’s Adviser through common beneficial ownership. See Note 5.

11. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2025, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for loss per share:
Net loss	$(69,964)	$(38,633)	$(109,115)	$(82,704)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,030	4,397	4,237
Net income attributable to Redeemable Series B Preferred stock	1,513	—	3,026	—
Net loss attributable to redeemable noncontrolling interests in the OP	(10,494)	(5,796)	(16,369)	(12,407)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,968)	(5,840)	(9,671)	(11,515)
Net loss attributable to noncontrolling interests in consolidated VIEs	(528)	(921)	(1,343)	(1,814)
Net loss attributable to common stockholders	$(58,685)	$(28,106)	$(89,155)	$(61,205)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,724	25,235	25,594	25,167
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	25,724	25,235	25,594	25,167

Earnings (loss) per weighted average common share:
Basic	$(2.28)	$(1.11)	$(3.48)	$(2.43)
Diluted	$(2.28)	$(1.11)	$(3.48)	$(2.43)
(1)For the three months ended June 30, 2025 and 2024, excludes approximately 6,479,455 shares and 5,322,555 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive. For the six months ended June 30, 2025 and 2024, excludes approximately 6,609,127 shares and 5,374,706 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

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
The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$83,483	$10,721	$94,204	$79,993	$11,752	$91,745
Property operating expenses	19,380	2,022	21,402	18,184	1,581	19,765
Real estate taxes and insurance	14,893	3,019	17,912	14,409	2,660	17,069
Advisory fees	4,182	788	4,970	4,289	898	5,187
General and administrative expenses	54,147	1,155	55,302	18,642	(604)	18,038
Depreciation and amortization	26,696	5,496	32,192	23,979	7,399	31,378
Interest expense	28,244	6,873	35,117	26,623	7,735	34,358
Other segment expense/(income) (1)	(3,284)	557	(2,727)	(1,177)	5,760	4,583
Segment net loss	$(60,775)	$(9,189)	$(69,964)	$(24,956)	$(13,677)	$(38,633)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$166,011	$20,954	$186,965	$158,282	$23,748	$182,030
Property operating expenses	39,016	4,139	43,155	35,844	3,550	39,394
Real estate taxes and insurance	30,063	5,048	35,111	28,924	5,332	34,256
Advisory fees	8,383	1,571	9,954	8,633	1,813	10,446
General and administrative expenses	70,108	6,243	76,351	38,552	703	39,255
Depreciation and amortization	51,173	11,024	62,197	48,016	15,418	63,434
Interest expense	56,849	13,610	70,459	51,411	16,251	67,662
Other segment expense/(income) (1)	(2,922)	1,775	(1,147)	2,647	7,640	10,287
Segment net loss	$(86,659)	$(22,456)	$(109,115)	$(55,745)	$(26,959)	$(82,704)
(1)Other segment expense/(income) includes property management fees, loss on extinguishment of debt, loss on sales and impairment of real estate, net, investment income, reversal of (provision for) loan losses, loss on forfeited deposits and internalization costs.
The following table presents measures of each segment’s assets and select balance sheet data for the reportable segments (in thousands):

	As of June 30, 2025			As of December 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,506,681	$593,378	$3,100,059	$2,578,820	$630,628	$3,209,448

14. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Dispositions
Subsequent to June 30, 2025, the Company disposed of 95 homes in the VineBrook Portfolio that were classified as held for sale as of June 30, 2025 for net proceeds of approximately $12.4 million.
Homes Classified as Held For Sale Subsequent to June 30, 2025
Subsequent to June 30, 2025, the Company moved 234 homes in the VineBrook Portfolio to held for sale and as of August 11, 2025, 473 homes in total were classified as held for sale.
JPM Facility
On July 28, 2025, the Company entered into Amendment No. 6 to the JPM Facility, wherein the maturity date was extended to October 31, 2025, and the commitment was reduced to the amount equal to the advances outstanding as of the Amendment No. 6 effective date and all repayments will permanently reduce the commitment. Subsequent to June 30, 2025, the Company paid down approximately $0.5 million on the JPM Facility. As of August 11, 2025, $95.6 million remains outstanding under the JPM Facility.
OSL Loan II
On August 7, 2025, the OP, as borrower, entered into a secured $10.0 million revolving credit agreement (the “OSL Loan II”) with OSL. OSL is an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. The OSL Loan II provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company. As of August 14, 2025, the outstanding balance of the OSL Loan II was approximately $10.0 million.
SFR OP Note Payable III
On July 9, 2025, the SFR OP entered into Amendment No. 1 to the SFR OP Note Payable III, wherein the maturity date was extended to July 10, 2026. On July 31, 2025, the SFR OP drew an additional $3.4 million on the promissory note, and the outstanding balance on the SFR OP Note Payable III as of August 11, 2025, is $5.0 million.
NAV Determination
On August 14, 2025, in accordance with the Valuation Methodology, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $54.25 as of June 30, 2025. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.
Separation Agreement
As previously disclosed, in connection with the Externalization, on June 10, 2025 (the “Separation Date”), the Company terminated the employment of Dana Sprong and Ryan McGarry (each, an “Executive”). On July 21, 2025, each Executive entered into a separation agreement and release of claims (each, a “Separation Agreement”). As a result, as of July 21, 2025, Mr. Sprong has resigned from the Company’s Board in connection with his execution of the Separation Agreement.
Pursuant to the Separation Agreements, each Executive will receive a lump sum payment of $1,650,000, subject to applicable taxes and withholdings, payable on the 60th calendar day following the Separation Date. Additionally, any equity awards that are unvested as of the Separation Date will vest on the 55th day following the Separation Date, in accordance with the terms of the applicable award agreement, including 237,944.16 PI Units and 24,785.844 performance shares of the Company.
The Severance Agreement additionally contains, among other things, mutual non-disparagement provisions and a mutual release of claims by each Executive and the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our Annual Report on Form 10-K, filed with the SEC on March 28, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
Overview
The Company is an owner and operator of single-family rental homes that are rented to residents under leases with typical durations of one year. The Company’s mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional, quality management. Our investment objective is to acquire properties with cash flow growth potential, renovate (when appropriate) and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. Our investment focus has historically been on the affordable and workforce segments of the housing industry, but we are not precluded from investing in homes in the higher-cost segments of the housing industry. We typically acquire homes in locations where we believe we can contribute to revitalizing the surrounding community.
The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 20,449 homes as of June 30, 2025 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio is the legacy reportable segment and generally purchases homes to implement a value-add strategy, although Company management has begun to underwrite acquisitions of newer homes in “built-to-rent” (“BTR”) communities. The NexPoint Homes Portfolio is a reportable segment added during 2022 comprised of 2,103 homes as of June 30, 2025 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a consolidated and supplemental reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. As of June 30, 2025, we, through our OP and its consolidated subsidiaries, owned and operated 22,552 single family rental homes located in 20 states.

We are primarily focused on acquiring, renovating (when appropriate), leasing, maintaining and otherwise managing single family rental home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. We have historically employed targeted management and a value-add program at a majority of our homes in an attempt to improve rental rates and the net operating income (“NOI”) at our homes, enhance cash flow, provide quarterly cash distributions and seek long-term capital appreciation for our stockholders as well as provide our residents with affordable, safe and clean homes with a high quality of service. In the future, while we may continue to buy older homes and renovate them to add value and increase rental rates, we also intend to invest in newer homes in BTR communities in higher growth markets within our geographic footprint. We are externally advised by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.
The properties comprising the VineBrook Portfolio as of June 30, 2025 were managed exclusively by a subsidiary of the OP. On June 10, 2025, the OP entered into the Externalization Agreements with the Evergreen Manager. Pursuant to the Externalization Agreements, the Evergreen Manager will provide property management services to and generally operate the VineBrook Portfolio as well as provide certain asset management, acquisition, disposition and other services previously provided by a subsidiary of the OP. On July 18, 2025, the initial group of properties within the VineBrook Portfolio were transitioned to the Evergreen Manager platform, with the remaining properties to be transferred no later than the end of 2025. On the Transition Effective Date, all of the Legacy VineBrook Management Agreements will have terminated. As a result of the Management Agreements, on the Transition Effective Date the VineBrook Portfolio will be externally managed by the Evergreen Manager.
The NexPoint Homes Portfolio has transitioned property management to Mynd, as discussed in Note 4 of our consolidated financial statements.
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
The United States government announced a comprehensive set of tariffs in the second quarter of 2025. Since then, the United States government has paused the implementation of certain of these tariffs. Although certain tariffs have gone into effect, the timing and scope of such tariffs is currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.
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

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of June 30, 2025 and 2024, the VineBrook Portfolio consisted of 20,449 and 21,104 homes, respectively, in 18 states. As of June 30, 2025 and 2024, the VineBrook Portfolio had an occupancy of 95.7% and 95.8%, respectively, and a weighted average monthly effective rent of $1,325 and $1,264, respectively, per occupied home. As of June 30, 2025 and 2024, the occupancy of stabilized homes in our VineBrook Portfolio was 95.4% and 95.8%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,338 and $1,283, respectively. As of June 30, 2025 and 2024, 23.8% and 27.4%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of June 30, 2025.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,777	95.0%	$1,378	2,332	94.6%	$1,398
Dayton	OH	2,706	96.6%	1,299	2,560	96.7%	1,295
Columbus	OH	1,614	95.4%	1,357	1,481	95.1%	1,359
St. Louis	MO	1,715	95.6%	1,237	1,133	94.8%	1,261
Indianapolis	IN	1,394	96.0%	1,327	1,107	95.7%	1,344
Birmingham	AL	1,027	95.6%	1,321	668	94.3%	1,331
Columbia	SC	941	94.4%	1,456	605	93.1%	1,482
Kansas City	MO, KS	1,073	95.0%	1,365	822	95.0%	1,380
Jackson	MS	778	96.9%	1,300	640	96.7%	1,314
Memphis	TN, MS	1,294	95.0%	1,111	914	94.5%	1,129
Augusta	GA, SC	626	93.9%	1,259	442	93.0%	1,312
Milwaukee	WI	756	97.0%	1,376	571	96.5%	1,426
Atlanta	GA	431	100.0%	1,667	164	100.0%	1,734
Pittsburgh	PA	327	96.9%	1,199	262	96.9%	1,230
Pensacola	FL	377	96.6%	1,550	212	98.6%	1,516
Greenville	SC	365	95.3%	1,394	264	95.5%	1,456
Little Rock	AR	254	94.9%	1,084	240	94.6%	1,089
Huntsville	AL	273	95.6%	1,421	200	95.0%	1,448
Raeford	NC	250	95.2%	1,278	161	95.7%	1,310
Portales	NM	350	95.4%	1,178	137	97.1%	1,210
Omaha	NE, IA	265	97.0%	1,349	248	96.8%	1,358
Triad	NC	218	96.8%	1,463	177	96.0%	1,484
Montgomery	AL	288	95.8%	1,303	242	95.5%	1,317
Charleston	SC	—	n/a	n/a	n/a	n/a	n/a
Sub-Total/Average		20,099	95.7%	$1,325	15,582	95.4%	$1,338
Held for Sale		350	n/a	n/a	n/a	n/a	n/a
Total/Average		20,449	95.7%	$1,325	15,582	95.4%	$1,338
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

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of single-family rental homes. As of June 30, 2025 and 2024, the NexPoint Homes Portfolio consisted of 2,103 and 2,486 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of June 30, 2025 and 2024, the NexPoint Homes Portfolio had an occupancy of approximately 96.0% and 91.5%, respectively, and a weighted average monthly effective rent of $1,788 and $1,702, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of June 30, 2025 and 2024, the number of stabilized homes in the NexPoint Homes Portfolio was 2,049 and 2,298, respectively, the occupancy of stabilized homes was 96.0% and 95.0%, and the weighted average monthly effective rent of stabilized occupied homes was $1,788 and $1,702, respectively. As of June 30, 2025 and 2024, 2.6% and 4.0% of homes in our NexPoint Homes Portfolio were excluded from being stabilized, respectively, because the homes were classified as held for sale.
The table below provides summary information regarding the NexPoint Homes Portfolio as of June 30, 2025:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	201	95.5%	$2,051	201	95.5%	$2,051
Birmingham	AL	120	93.3%	1,648	120	93.3%	1,648
Charlotte	NC	56	98.2%	2,001	56	98.2%	2,001
Dallas/Ft Worth	TX	51	94.1%	2,301	51	94.1%	2,301
Fayetteville	AR	302	97.7%	1,736	302	97.7%	1,736
Huntsville	AL	70	94.3%	1,860	70	94.3%	1,860
Kansas City	MO, KS	146	98.6%	1,993	146	98.6%	1,993
Little Rock	AR	210	95.2%	1,485	210	95.2%	1,484
Oklahoma City	OK	325	96.3%	1,737	325	96.3%	1,737
San Antonio	TX	199	95.5%	1,718	199	95.5%	1,718
Tulsa	OK	157	96.2%	1,714	157	96.2%	1,714
Other (1)	AL,FL,KS,TN,TX	212	94.8%	1,840	212	94.8%	1,840
Sub-Total/Average		2,049	96.0%	1,788	2,049	96.0%	1,788
Held for Sale		54	n/a	n/a	n/a	n/a	n/a
Total/Average		2,103	96.0%	1,788	2,049	96.0%	1,788
(1) Contains markets that have less than 50 homes which include Mobile, Memphis, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Atlanta	GA	198	88.9%	$2,027	198	88.9%	$2,027
Birmingham	AL	120	89.2%	1,576	120	89.2%	1,576
Charlotte	NC	56	98.2%	1,934	56	98.2%	1,934
Dallas/Ft Worth	TX	51	90.2%	2,328	51	90.2%	2,328
Fayetteville	AR	317	91.5%	1,688	317	91.5%	1,688
Huntsville	AL	70	88.6%	1,828	70	88.6%	1,828
Kansas City	MO, KS	146	96.6%	1,928	146	96.6%	1,928
Little Rock	AR	210	91.4%	1,433	210	91.4%	1,433
Memphis	TN, MS	56	92.9%	1,792	56	92.9%	1,792
Oklahoma City	OK	341	90.9%	1,677	341	90.9%	1,677
San Antonio	TX	199	91.5%	1,709	199	91.5%	1,709
Tulsa	OK	158	92.4%	1,652	158	92.4%	1,652
Other (1)	AL,FL,KS,TX	169	89.9%	1,804	169	89.9%	1,804
Sub-Total/Average		2,091	91.4%	$1,741	2,091	91.4%	$1,741
Held for Sale		156	n/a	n/a	n/a	n/a	n/a
Total/Average		2,247	91.4%	$1,741	2,091	91.4%	$1,741
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
Property management fees. Property management fees include fees paid to Mynd for managing each property in the NexPoint Homes Portfolio. Following the Internalization of the Legacy VineBrook Manager in 2023, property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization occurred in June 2025.
Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement and the NexPoint Homes Adviser pursuant to the NexPoint Homes Advisory Agreement (see Note 10 to our consolidated financial statements).
General and administrative expenses. General and administrative expenses include, but are not limited to, equity-based compensation expense, legal fees, corporate payroll and personnel costs, tax preparation fees, corporate taxes, Board fees, costs of marketing, professional fees, audit fees, general office supplies, centralized technology support and other expenses associated with our corporate and administrative functions. After the Externalization, shared-services fees will also be included in general and administrative expenses.
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

Consolidated Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table sets forth a summary of our consolidated operating results for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change
Total revenues	$94,204	$91,745	$2,459
Total expenses	(167,528)	(126,635)	(40,893)
Loss on extinguishment of debt	(195)	(73)	(122)
Gain/(loss) on sales and impairment of real estate, net	2,845	(5,234)	8,079
Investment income	716	1,819	(1,103)
Change in unrealized loss on investments	—	(255)	255
Loss on forfeited deposits	(6)	—	(6)
Net loss	(69,964)	(38,633)	(31,331)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,030	168
Net income attributable to redeemable Series B Preferred stock	1,513	—	1,513
Net loss attributable to redeemable noncontrolling interests in the OP	(10,494)	(5,796)	(4,698)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,968)	(5,840)	1,872
Net loss attributable to noncontrolling interests in consolidated VIEs	(528)	(921)	393
Net loss attributable to stockholders	$(58,685)	$(28,106)	$(30,579)
The change in our net loss between the periods primarily relates to an increase in property operating expenses, real estate taxes and insurance, interest expense, depreciation and amortization, general and administrative expenses and loss on sales and impairment of real estate, partially offset by an increase in rental income and decreases in property management fees, advisory fees and investment income.
Revenues
Rental income. Rental income was $90.8 million for the three months ended June 30, 2025 compared to $90.8 million for the three months ended June 30, 2024, with no change year over year. The lack of change between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year, offset by a decrease in rental income due to an increase in dispositions.
Other income. Other income was $3.4 million for the three months ended June 30, 2025 compared to $1.0 million for the three months ended June 30, 2024, which was an increase of $2.4 million. The increase between the periods was primarily due to the increased adoption of Conservice, a third party utility billing and management company, providing more consistent and better collection of utility fees in the current year.
Expenses
Property operating expenses. Property operating expenses were $21.4 million for the three months ended June 30, 2025 compared to $19.8 million for the three months ended June 30, 2024, which was an increase of $1.6 million. The increase between the periods was primarily due to an increase in turnover, utilities, and maintenance costs in the three months ended June 30, 2025 associated with the growth in stabilized homes and transition to Conservice for utilities. For the three months ended June 30, 2025 and 2024, turn costs represented approximately 17% and 21%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $17.9 million for the three months ended June 30, 2025 compared to $17.1 million for the three months ended June 30, 2024, which was an increase of $0.8 million. The increase between the periods was primarily due to increases in real estate tax assessments as a result of increases in property valuations, partially offset by dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.
Property management fees. Property management fees were $0.6 million for the three months ended June 30, 2025 compared to $0.8 million for the three months ended June 30, 2024, which was a decrease of $0.2 million. The decrease between the periods was primarily due to the transition of property management of the NexPoint Homes Portfolio to Mynd on September 19, 2024.
Advisory fees. Advisory fees were $5.0 million for the three months ended June 30, 2025 compared to $5.2 million for the three months ended June 30, 2024, which was a decrease of $0.2 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook Portfolio.
General and administrative expenses. General and administrative expenses were $55.3 million for the three months ended June 30, 2025 compared to $18.0 million for the three months ended June 30, 2024, which was an increase of $37.3 million. The increase between the periods was primarily due to increases in equity-based compensation costs related to the acceleration of RSU and PIU vesting, and an increase in legal fees following the Externalization of the Legacy VineBrook Manager to the Evergreen Manager on June 10, 2025. Of the $55.3 million of general and administrative expenses, $12.8 million are related to execution of the Externalization and $11.5 million are related to accelerated RSU award vestings.
Depreciation and amortization. Depreciation and amortization costs were $32.2 million for the three months ended June 30, 2025 compared to $31.4 million for the three months ended June 30, 2024, which was an increase of $0.8 million. The increase between the periods was primarily due to the increase in depreciation on capitalized costs partially offset by disposition of homes over the past year.
Interest expense. Interest expense was $35.1 million for the three months ended June 30, 2025 compared to $34.4 million for the three months ended June 30, 2024, which was an increase of $0.7 million. The increase between the periods was primarily due to an increase in non-cash discount amortization and an increase in non-cash interest expense related to derivatives not designated as hedging instruments, partially offset by a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change
Gross interest cost	$35,177	$34,607	$570
Capitalized interest	(60)	(249)	189
Total	$35,117	$34,358	$759
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.2 million for the three months ended June 30, 2025 compared to $0.1 million for the three months ended June 30, 2024, which was an increase of $0.1 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the three months ended June 30, 2025.
Gain/(loss) on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $2.8 million for the three months ended June 30, 2025 compared to a loss of $5.2 million for the three months ended June 30, 2024, which was an increase of $8.0 million. The increase between the periods was primarily due to an increase in impairment charges on held for sale assets and an increase in home sales in the Atlanta market, where properties generally carry higher net asset values. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.7 million for the three months ended June 30, 2025 compared to $1.8 million for the three months ended June 30, 2024, which was a decrease of $1.1 million. The decrease between the periods was primarily due to a decrease in interest income from a preferred equity investments.
Loss on forfeited deposits. Loss on forfeited deposits was less than $0.1 million for the three months ended June 30, 2025 compared to no loss on forfeited deposits for the three months ended June 30, 2024, which was an increase of less than $0.1 million. The increase between the periods was primarily due to legal fees and other transaction costs associated with the termination of an acquisition agreement within the VineBrook Portfolio during the three months ended June 30, 2025.

Consolidated Results of Operations for the Six Months Ended June 30, 2025 and 2024
The six months ended June 30, 2025 compared to the six months ended June 30, 2024
The following table sets forth a summary of our consolidated operating results for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change
Total revenues	$186,965	$182,030	$4,935
Total expenses	(298,470)	(256,076)	(42,394)
Loss on extinguishment of debt	(353)	(1,374)	1,021
Gain/(loss) on sales and impairment of real estate, net	2,381	(9,121)	11,502
Investment income	1,271	2,092	(821)
Change in unrealized loss on investments	—	(255)	255
Reversal of (provision for) loan losses	500	—	500
Loss on forfeited deposits	(1,409)	—	(1,409)
Net loss	(109,115)	(82,704)	(26,411)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	4,397	4,237	160
Net loss attributable to redeemable noncontrolling interests in the OP	(16,369)	(12,407)	(3,962)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(9,671)	(11,515)	1,844
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,343)	(1,814)	471
Net loss attributable to stockholders	$(89,155)	$(61,205)	$(27,950)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance, interest expense, loss on forfeited deposits, and general and administrative expenses, partially offset by increases in rental income and gains on sales and impairment of real estate, as well as decreases in property management fees, depreciation and amortization, advisory fees, and investment income.
Revenues
Rental income. Rental income was $181.2 million for the six months ended June 30, 2025 compared to $179.6 million for the six months ended June 30, 2024, which was an increase of $1.6 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $5.7 million for the six months ended June 30, 2025 compared to $2.5 million for the six months ended June 30, 2024, which was an increase of $3.2 million. The increase between the periods was primarily due to an increase in the reserve allocated to move out charges in the current year and the adoption of Conservice providing more consistent and better collection of utility fees in the current year.
Expenses
Property operating expenses. Property operating expenses were $43.2 million for the six months ended June 30, 2025 compared to $39.4 million for the six months ended June 30, 2024, which was an increase of $3.8 million. The increase between the periods was primarily due to an increase in turnover and utilities, partially offset by a decrease in common area maintenance costs in the six months ended June 30, 2025, associated with the growth in stabilized homes. For the six months ended June 30, 2025 and 2024, turn costs represented approximately 19% and 20%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $35.1 million for the six months ended June 30, 2025 compared to $34.3 million for the six months ended June 30, 2024, which was an increase of $0.8 million. The increase between the periods was primarily due to increases in real estate tax assessments as a result of increases in property valuations, partially offset by dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.
Property management fees. Property management fees were $1.2 million for the six months ended June 30, 2025 compared to $1.6 million for the six months ended June 30, 2024, which was a decrease of $0.4 million. The decrease between the periods was primarily due to the transition of property management of the NexPoint Homes Portfolio to Mynd on September 19, 2024.
Advisory fees. Advisory fees were $10.0 million for the six months ended June 30, 2025 compared to $10.4 million for the six months ended June 30, 2024, which was a decrease of $0.4 million. The decrease between the periods was primarily due to the decrease in assets under management for the VineBrook Portfolio, partially offset by the accrual of advisory fees at the NexPoint Homes Portfolio.
General and administrative expenses. General and administrative expenses were $76.4 million for the six months ended June 30, 2025 compared to $39.3 million for the six months ended June 30, 2024, which was an increase of $37.1 million. The increase between the periods was primarily due to increases in equity-based compensation costs related to the acceleration of RSU and PIU vesting, and an increase in legal fees following the Externalization of the Legacy VineBrook Manager to the Evergreen Manager on June 10, 2025. Of the $76.4 million of general and administrative expenses, $12.8 million are related to execution of the Externalization and $11.5 million are related to accelerated RSU award vestings.
Depreciation and amortization. Depreciation and amortization costs were $62.2 million for the six months ended June 30, 2025 compared to $63.4 million for the six months ended June 30, 2024, which was a decrease of $1.2 million. The decrease between the periods was primarily due to the disposition of homes over the past year partially offset by the increase in depreciation on capitalized costs.
Interest expense. Interest expense was $70.5 million for the six months ended June 30, 2025 compared to $67.7 million for the six months ended June 30, 2024, which was an increase of $2.8 million. The increase between the periods was primarily due to an increase in non-cash discount amortization, partially offset by an increase in interest rate derivative proceeds and a decrease in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change
Gross interest cost	$70,660	$68,266	$2,394
Capitalized interest	(201)	(604)	403
Total	$70,459	$67,662	$2,797
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.4 million for the six months ended June 30, 2025 compared to $1.4 million for the six months ended June 30, 2024, which was a decrease of $1.0 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity for the six months ended June 30, 2025.
Gain/(loss) on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $2.4 million for the six months ended June 30, 2025 compared to a loss of $9.1 million for the six months ended June 30, 2024, which was an increase of $11.5 million. The increase between the periods was primarily due to a decrease in impairment charges on held for sale assets and a decrease in disposition activity in the six months ended June 30, 2025. The Company disposed of 576 and 822 homes during the six months ended June 30, 2025 and 2024, respectively. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $1.3 million for the six months ended June 30, 2025 compared to $2.1 million for the six months ended June 30, 2024, which was a decrease of $0.8 million. The decrease between the periods was primarily due to 2024 interest income from the HomeSource Note and interest income from and tax refunds related to the asset-backed securitization certificates.
Loss on forfeited deposits. Loss on forfeited deposits was $1.4 million for the six months ended June 30, 2025 compared to no loss on forfeited deposits for the six months ended June 30, 2024, which was an increase of $1.4 million. The increase between the periods was primarily due to writing off earnest money deposits within the NexPoint Homes Portfolio during the six months ended June 30, 2025.

Non-GAAP Measurements
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) change in unrealized loss on investments, (8) reversal of loan losses, (9) loss on forfeited deposits and (10) other gains and losses that are specific to us, including loss on extinguishment of debt. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, or in the case of assumed debt, decisions made by others, which may have changed or may change in the future. Advisory fees are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses, gains or losses from the sale of operating real estate assets and impairment charges are eliminated because they may not accurately represent the actual change in value in our homes that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Casualty gains or losses, included within impairment charges, do not reflect continuing operating costs of the property owner and typically the economic impact, aside from deductible or risk retention, is covered by insurance. General and administrative expenses are eliminated because they do not reflect the ongoing operating activity performed at the properties and represent expenses such as legal, professional, centralized technology support and accounting functions and other expenses associated with our corporate and administrative functions. Investment income, change in unrealized loss on investments and reversal of loan losses on investments are eliminated because they do not reflect the ongoing operating activity performed at the properties. Losses on forfeited deposits is excluded because it does not reflect the ongoing operations of the property owner. Gains or losses on the extinguishment of debt are excluded because they do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales or sustained damage at similar times. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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
The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three and six months ended June 30, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(69,964)	$(38,633)	$(109,115)	$(82,704)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,970	5,187	9,954	10,446
General and administrative expenses	55,302	18,038	76,351	39,255
Depreciation and amortization	32,192	31,378	62,197	63,434
Interest expense	35,117	34,358	70,459	67,662
Loss on extinguishment of debt	195	73	353	1,374
(Gain)/loss on sales and impairment of real estate, net	(2,845)	5,234	(2,381)	9,121
Investment income	(716)	(1,819)	(1,271)	(2,092)
Change in unrealized loss on investments	—	255	—	255
Reversal of loan losses	—	—	(500)	—
Loss on forfeited deposits	6	—	1,409	—
NOI	$54,257	$54,071	$107,456	$106,751
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and six months ended June 30, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure by Portfolio (in thousands):

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook Portfolio	NexPoint Homes Portfolio	Total
Net loss	$(60,775)	$(9,189)	$(69,964)	$(24,956)	$(13,677)	$(38,633)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,182	788	4,970	4,289	898	5,187
General and administrative expenses	54,147	1,155	55,302	18,642	(604)	18,038
Depreciation and amortization	26,696	5,496	32,192	23,979	7,399	31,378
Interest expense	28,244	6,873	35,117	26,623	7,735	34,358
Loss on extinguishment of debt	195	—	195	73	—	73
(Gain)/loss on sales and impairment of real estate, net	(2,866)	21	(2,845)	224	5,010	5,234
Investment income	(619)	(97)	(716)	(1,729)	(90)	(1,819)
Change in unrealized loss on investments	—	—	—	255	—	255
Loss on forfeited deposits	6	—	6	—	—	—
NOI	$49,210	$5,047	$54,257	$47,400	$6,671	$54,071

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook	NexPoint Homes	Total
Net loss	$(86,659)	$(22,456)	$(109,115)	$(55,745)	$(26,959)	$(82,704)
Adjustments to reconcile net loss to NOI:
Advisory fees	8,383	1,571	9,954	8,633	1,813	10,446
General and administrative expenses	70,108	6,243	76,351	38,552	703	39,255
Depreciation and amortization	51,173	11,024	62,197	48,016	15,418	63,434
Interest expense	56,849	13,610	70,459	51,411	16,251	67,662
Loss on extinguishment of debt	353	—	353	1,374	—	1,374
Gain on sales and impairment of real estate, net	(2,107)	(274)	(2,381)	2,931	6,190	9,121
Investment income	(1,174)	(97)	(1,271)	(1,913)	(179)	(2,092)
Reversal of loan losses	—	(500)	(500)	—	—	—
Loss on forfeited deposits	6	1,403	1,409	—	—	—
NOI	$96,932	$10,524	$107,456	$93,514	$13,237	$106,751
Net Operating Income for Our 2024-2025 Same Home and Non-Same Home Properties for the Three Months Ended June 30, 2025 and 2024
There are 17,610 homes in our 2024-2025 same home pool (our “2024-2025 Same Home” properties). To be included as a “2024-2025 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended June 30, 2025 and June 30, 2024 were stabilized by October 1, 2023 and held through June 30, 2025. 2024-2025 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2024-2025 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view 2024-2025 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2025 and 2024 for our 2024-2025 Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Same Home
Rental income (1)	$67,952	$64,150	$3,802	5.9%
Other income (1)	693	884	(191)	-21.6%
Same Home revenues	68,645	65,034	3,611	5.6%
Non-Same Home
Rental income (1)	23,106	25,062	(1,956)	-7.8%
Other income (1)	2,401	(152)	2,553	N/M
Non-Same Home revenues	25,507	24,910	597	2.4%
Total revenues	94,152	89,944	4,208	4.7%

Operating expenses
Same Home
Property operating expenses (1)	12,283	11,716	567	4.8%
Real estate taxes and insurance	13,023	11,913	1,110	9.3%
Same Home operating expenses	25,306	23,629	1,677	7.1%
Non-Same Home
Property operating expenses (1)	9,067	6,248	2,819	45.1%
Real estate taxes and insurance	4,889	5,156	(267)	-5.2%
Property management fees (2)	633	840	(207)	-24.6%
Non-Same Home operating expenses	14,589	12,244	2,345	19.2%
Total operating expenses	39,895	35,873	4,022	11.2%

NOI
Same Home	43,339	41,405	1,934	4.7%
Non-Same Home	10,918	12,666	(1,748)	-13.8%
Total NOI	$54,257	$54,071	$186	0.3%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization, which occurred in June 2025.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
2024-2025 Same Home Results of Operations for the Three Months Ended June 30, 2025 and 2024
As of June 30, 2025, our 2024-2025 Same Home properties were approximately 95.5% occupied with a weighted average monthly effective rent per occupied home of $1,350. As of June 30, 2024, our 2024-2025 Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,247. For our 2024-2025 Same Home properties, we recorded the following operating results for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:
Revenues
Rental income. Rental income was $68.0 million for the three months ended June 30, 2025 compared to $64.2 million for the three months ended June 30, 2024, which was an increase of approximately $3.8 million, or 5.9%. The increase is related to a 8.3% increase in the weighted average monthly effective rent per occupied home.
Other income. Other income was approximately $0.7 million for the three months ended June 30, 2025 compared to approximately $0.9 million for the three months ended June 30, 2024, which was a decrease of approximately $0.2 million. This decrease was primarily due to the decrease in overall fees charged to single family properties, which was $0.3 million in the three months ended June 30, 2025 compared to $0.5 million in the three months ended June 30, 2024.
Expenses
Property operating expenses. Property operating expenses were $12.3 million for the three months ended June 30, 2025 compared to $11.7 million for the three months ended June 30, 2024, which was an increase of approximately $0.6 million, or 4.8%. The increase is primarily related to an increase in repair and maintenance expense of $0.4 million, an increase in utility expense of $1.7 million, an increase in in-house turn staff of $0.1 million, and an increase in payroll expense of $0.1 million, partially offset by an increase in resident chargebacks of $1.7 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $13.0 million for the three months ended June 30, 2025 compared to $11.9 million for the three months ended June 30, 2024, which was an increase of approximately $1.1 million, or 9.3%. The increase is primarily related to an increase in property insurance costs of $0.1 million and an increase in real estate taxes of $1.0 million.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Same Home revenues	$68,645	$65,034
Non-Same Home revenues	25,507	24,910
Chargebacks	52	1,801
Total revenues	94,204	91,745

Same Home operating expenses	25,306	23,629
Non-Same Home operating expenses	14,589	12,244
Chargebacks	52	1,801
Total operating expenses	$39,947	$37,674

Net Operating Income for Our Same Home and Non-Same Home Properties for the Six Months Ended June 30, 2025 and 2024
There are 17,610 homes in our 2024-2025 Same Home pool. To be included as a “2024-2025 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the period ended June 30, 2025 and June 30, 2024 were stabilized by October 1, 2023 and held through June 30, 2025. Same Home properties do not include homes held for sale. Homes that are stabilized are included as Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2025 and 2024 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Same Home
Rental income (1)	$134,203	$126,703	$7,500	5.9%
Other income (1)	1,474	1,729	(255)	-14.7%
Same Home revenues	135,677	128,432	7,245	5.6%
Non-Same Home
Rental income (1)	47,062	49,563	(2,501)	-5.0%
Other income (1)	3,805	265	3,540	N/M
Non-Same Home revenues	50,867	49,828	1,039	2.1%
Total revenues	186,544	178,260	8,284	4.6%

Operating expenses
Same Home
Property operating expenses (1)	24,549	23,046	1,503	6.5%
Real estate taxes and insurance	26,088	23,743	2,345	9.9%
Same Home operating expenses	50,637	46,789	3,848	8.2%
Non-Same Home
Property operating expenses (1)	18,185	12,578	5,607	44.6%
Real estate taxes and insurance	9,023	10,513	(1,490)	-14.2%
Property management fees (2)	1,243	1,629	(386)	-23.7%
Non-Same Home operating expenses	28,451	24,720	3,731	15.1%
Total operating expenses	79,088	71,509	7,579	10.6%

NOI
Same Home	85,040	81,643	3,397	4.2%
Non-Same Home	22,416	25,108	(2,692)	-10.7%
Total NOI	$107,456	$106,751	$705	0.7%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization, which occurred in June 2025.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
Same Home Results of Operations for the Six Months Ended June 30, 2025 and 2024
As of June 30, 2025, our Same Home properties were approximately 95.5% occupied with a weighted average monthly effective rent per occupied home of $1,350. As of June 30, 2024, our Same Home properties were approximately 95.8% occupied with a weighted average monthly effective rent per occupied home of $1,247. For our Same Home properties, we recorded the following operating results for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:
Revenues
Rental income. Rental income was $134.2 million for the six months ended June 30, 2025 compared to $126.7 million for the six months ended June 30, 2024, which was an increase of approximately $7.5 million, or 5.9%. The increase is related to a 8.3% increase in the weighted average monthly effective rent per occupied home and a 51% increase in total chargebacks to residents, partially offset by a 0.3% decrease in occupancy.
Other income. Other income was approximately $1.5 million for the six months ended June 30, 2025 compared to approximately $1.7 million for the six months ended June 30, 2024, which was a decrease of approximately $0.2 million. This decrease was primarily due to the decrease in overall fees charged to single family properties of $0.3 million, partially offset by an increase in uncollectible fees from move out charges of $0.1 million.
Expenses
Property operating expenses. Property operating expenses were $24.5 million for the six months ended June 30, 2025 compared to $23.0 million for the six months ended June 30, 2024, which was an increase of approximately $1.5 million, or 6.5%. The increase is primarily related to an increase in repair and maintenance expense of $0.8 million, an increase in utility expense of $3.2 million, an increase in in-house turn staff of $0.5 million, and an increase in payroll expense of $0.3 million, partially offset by an increase in resident chargebacks of $3.3 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $26.1 million for the six months ended June 30, 2025 compared to $23.7 million for the six months ended June 30, 2024, which was an increase of approximately $2.4 million, or 9.9%. The increase is primarily related to an increase in property insurance costs of $1.9 million and an increase in real estate taxes of $0.5 million.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Same Home revenues	$135,677	$128,432
Non-Same Home revenues	50,867	49,828
Chargebacks	421	3,770
Total revenues	186,965	182,030

Same Home operating expenses	50,637	46,789
Non-Same Home operating expenses	28,451	24,720
Chargebacks	421	3,770
Total operating expenses	$79,509	$75,279

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
Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) gains or losses on extinguishment of debt (3) non-cash interest expenses, (4) changes in unrealized gains or losses on investments, (5) reversal of (provision for) loan losses, (6) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (7) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months Ended June 30, 2025 to 2024
	2025	2024	2025	2024	% Change
Net loss attributable to stockholders	$(58,685)	$(28,106)	$(89,155)	$(61,205)	45.7%
Net loss attributable to NCI in the OP	(10,494)	(5,796)	(16,369)	(12,407)	31.9%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(3,968)	(5,840)	(9,671)	(11,515)	-16.0%
Net loss attributable to noncontrolling interest in consolidated VIEs	(528)	(921)	(1,343)	(1,814)	-26.0%
Depreciation and amortization	32,192	31,378	62,197	63,434	-2.0%
Loss/(Gain) on sales and impairment of real estate, net	(2,845)	5,234	(2,381)	9,121	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(44,328)	(4,051)	(56,722)	(14,386)	N/M

FFO per share - basic	$(1.43)	$(0.14)	$(1.86)	$(0.49)	N/M
FFO per share - diluted	$(1.43)	$(0.14)	$(1.86)	$(0.49)	N/M

Loss on forfeited deposits	6	—	1,409	—	N/M
Loss on extinguishment of debt	195	73	353	1,374	-74.3%
Non-cash interest expense	8,428	7,209	17,465	16,111	8.4%
Change in unrealized (gain) loss on investments	—	255	—	255	-100.0%
Reversal of (provision for) loan losses	—	—	(500)	—	N/M
Transaction and other costs	3,212	2,000	7,869	3,565	N/M
Equity-based compensation expense	38,927	5,250	43,889	10,499	N/M
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	6,440	10,736	13,763	17,418	-21.0%

Core FFO per share - basic	$0.21	$0.36	$0.45	$0.59	-23.7%
Core FFO per share - diluted	$0.20	$0.35	$0.44	$0.57	-22.8%

Recurring capital expenditures	(6,405)	(5,810)	(11,256)	(11,865)	-5.1%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	35	4,926	2,507	5,553	-54.9%

AFFO per share - basic	$—	$0.17	$0.08	$0.19	-57.9%
AFFO per share - diluted	$—	$0.16	$0.08	$0.18	-55.6%

Weighted average shares outstanding - basic	30,940	29,703	30,577	29,653
Weighted average shares outstanding - diluted (1)	32,203	30,558	31,612	30,541

Dividends declared per share	$0.5301	$0.5301	$1.0602	$1.0602

Net loss attributable to stockholders per share/unit - diluted	$(2.28)	$(1.11)	$(3.48)	$(2.43)
Net loss attributable to stockholders Coverage - diluted (2)	-4.30x	-2.09x	-3.28x	-2.29x
FFO Coverage - diluted (3)	-2.70x	-0.26x	-1.75x	-0.46x
Core FFO Coverage - diluted (3)	0.38x	0.66x	0.42x	0.54x
AFFO Coverage - diluted (3)	0.00x	0.30x	0.08x	0.17x
(1)For the three and six months ended June 30, 2025 and 2024, includes approximately 1,185,000 shares and 841,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares of the Company and PI Units not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.
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
VineBrook Core FFO makes certain adjustments to VineBrook FFO, which are not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove or add items such as (1) reportable segment-specific investment income, (2) gains or losses on extinguishment of debt, (3) non-cash interest expenses, (4) changes in unrealized gains or losses on investments, (5) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (6) equity-based compensation expense. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the three and six months ended June 30, 2025 and 2024. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook Portfolio	NexPoint Homes Portfolio	Total
Net loss attributable to stockholders	$(54,381)	$(4,304)	$(58,685)	$(21,764)	$(6,342)	$(28,106)
Net loss attributable to redeemable NCI in the OP	(10,105)	(389)	(10,494)	(5,222)	(574)	(5,796)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,968)	(3,968)	—	(5,840)	(5,840)
Net loss attributable to NCI in consolidated VIEs	—	(528)	(528)	—	(921)	(921)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,198	—	2,198	2,030	—	2,030
Net income attributable to Redeemable Series B Preferred stock	1,513	—	1,513	—	—	—
Net Loss	$(60,775)	$(9,189)	$(69,964)	$(24,956)	$(13,677)	$(38,633)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(78,662)	$(10,493)	$(89,155)	$(48,706)	$(12,499)	$(61,205)
Net loss attributable to redeemable NCI in the OP	(15,420)	(949)	(16,369)	(11,276)	(1,131)	(12,407)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(9,671)	(9,671)	—	(11,515)	(11,515)
Net loss attributable to NCI in consolidated VIEs	—	(1,343)	(1,343)	—	(1,814)	(1,814)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	4,397	—	4,397	4,237	—	4,237
Net income attributable to Redeemable Series B Preferred stock	3,026	—	3,026	—	—	—
Net Loss	$(86,659)	$(22,456)	$(109,115)	$(55,745)	$(26,959)	$(82,704)
The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the three and six months ended June 30, 2025 and 2024, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months Ended June 30, 2025 to 2024
	2025	2024	2025	2024	% Change
Net loss attributable to stockholders	$(54,381)	$(21,764)	$(78,662)	$(48,706)	61.5%
Net loss attributable to NCI in the OP	(10,105)	(5,222)	(15,420)	(11,276)	36.8%
Depreciation and amortization	26,696	23,979	51,173	48,016	6.6%
Loss/(gain) on sales and impairment of real estate, net	(2,866)	224	(2,107)	2,931	N/M
VineBrook FFO attributable to stockholders and NCI in the OP	(40,656)	(2,783)	(45,016)	(9,035)	N/M

VineBrook FFO per share - basic	$(1.31)	$(0.09)	$(1.47)	$(0.30)	N/M
VineBrook FFO per share - diluted	$(1.31)	$(0.09)	$(1.47)	$(0.30)	N/M

Loss on forfeited deposits	6	—	6	—	N/M
Investment income (1)	1,248	1,240	2,594	2,468	5.1%
Loss on extinguishment of debt	195	73	353	1,374	-74.3%
Non-cash interest expense	8,307	7,279	17,260	16,110	7.1%
Change in unrealized (gain) loss on investments	—	255	—	255	-100%
Transaction and other costs	3,212	2,737	3,740	3,565	4.9%
Equity-based compensation expense	38,798	5,120	43,631	10,240	N/M
VineBrook Core FFO attributable to stockholders and NCI in the OP	11,110	13,921	22,568	24,977	-9.6%

VineBrook Core FFO per share - basic	$0.36	$0.47	$0.74	$0.84	-11.9%
VineBrook Core FFO per share - diluted	$0.34	$0.46	$0.71	$0.82	-13.4%

Recurring capital expenditures	(6,405)	(5,810)	(11,256)	(11,865)	-5.1%
VineBrook AFFO attributable to stockholders and NCI in the OP	4,705	8,111	11,312	13,112	-13.7%

VineBrook AFFO per share - basic	$0.15	$0.27	$0.37	$0.44	-15.9%
VineBrook AFFO per share - diluted	$0.15	$0.27	$0.36	$0.43	-16.3%

Weighted average shares outstanding - basic	30,940	29,703	30,577	29,653
Weighted average shares outstanding - diluted (2)	32,203	30,558	31,612	30,541

Dividends declared per share	$0.5301	$0.5301	$1.0602	$1.0602

Net loss attributable to stockholders per share/unit - diluted (3)	$(2.28)	$(1.11)	$(3.48)	$(2.43)
Net loss attributable to stockholders Coverage - diluted (4)	-4.30x	-2.09x	-3.28x	-2.29x
VineBrook FFO Coverage - diluted (5)	-2.47x	-0.17x	-1.39x	-0.28x
VineBrook Core FFO Coverage - diluted (5)	0.60x	0.87x	0.670x	0.77x
VineBrook AFFO Coverage - diluted (5)	0.28x	0.51x	0.34x	0.41x
(1)Investment income in the table above includes approximately $0.2 million and $0.4 million of interest income from the convertible and promissory notes with NexPoint Homes and the SFR OP, and approximately $0.9 million and $0.9 million of dividend income from the investment in NexPoint Homes for the three months ended June 30, 2025 and 2024, respectively. Additionally, investment income in the table above includes approximately $0.6 million and $0.7 million of interest income from the NexPoint Homes Convertible Notes and approximately $1.8 million and $1.7 million of dividend income from the investment in NexPoint Homes for the six months ended June 30, 2025 and 2024, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)For the three and six months ended June 30, 2025 and 2024, includes approximately 1,185,000 shares and 841,000 shares respectively, related to the assumed vesting of RSUs, performance shares of the Company and PI Units not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.
(3)For the six months ended June 30, 2025 and 2024, the net loss attributable to stockholders per share/unit (diluted) includes $(0.41) per common share and $(0.21) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.
The six months ended June 30, 2025 as compared to the six months ended June 30, 2024
VineBrook FFO was negative $45.0 million for the six months ended June 30, 2025 compared to negative $9.0 million for the six months ended June 30, 2024, which was a decrease of approximately $36.0 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook Portfolio’s general and administrative expenses of $31.6 million, the VineBrook Portfolio’s depreciation and amortization expense of $3.2 million, VineBrook Portfolio's total property operating expenses of $3.2 million and VineBrook Portfolio’s interest expense of $5.4 million, partially offset by an increase in the VineBrook Portfolio’s rental income of $5.1 million and an increase in the VineBrook Portfolio's other income of $2.7 million.
VineBrook Core FFO was $22.6 million for the six months ended June 30, 2025 compared to $25.0 million for the six months ended June 30, 2024, which was a decrease of approximately $2.4 million. The change in VineBrook Core FFO between the periods primarily relates to decreases in VineBrook FFO of $36.0 million and loss on extinguishment of debt of $1.0 million, partially offset by increases in VineBrook Portfolio's non-cash interest expense of $1.2 million, VineBrook Portfolio's transaction and other costs of $0.2 million and VineBrook Portfolio’s equity based compensation expense of $33.4 million, which are all added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $11.3 million for the six months ended June 30, 2025 compared to $13.1 million for the six months ended June 30, 2024, which was a decrease of approximately $1.8 million. The change in VineBrook AFFO between the periods primarily relates to a decrease to VineBrook Core FFO and a decrease in the VineBrook Portfolio’s recurring capital expenditures of $0.6 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 10.6% in VineBrook interest expense (or 6.8% on a per share basis). The weighted average interest rate of debt decreased from 6.3441% as of June 30, 2024 to 5.3730% as of June 30, 2025 for the VineBrook Portfolio, which has contributed to the increase in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into 12 interest rate derivative agreements with a combined notional amount of approximately $1.4 billion in order to partially offset the impact of interest rates.

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
On and before March 31, 2020, NAV was determined as of the end of each quarter. Beginning April 30, 2020, NAV was determined as of the end of each month. Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The table below illustrates the changes in NAV since inception:

Date	NAV per share
December 31, 2023	58.95
March 31, 2024	57.99
June 30, 2024	57.57
September 30, 2024	55.45
December 31, 2024	54.54
March 31, 2025	54.56
June 30, 2025	54.25

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
•advisory fees payable to our Adviser;
•property management fees payable to the Evergreen Manager;
•general and administrative expenses; and
•capital expenditures related to upcoming acquisitions and rehabilitation of owned homes.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances, sales of homes and debt financing. We expect to complete the refinancing of the Warehouse Facility and the MetLife Note in the third quarter 2025, and have extended the maturity of the JPM Facility, as discussed in Notes 5 and 14, which will have the effect of extending the maturities of those debt facilities more than 12 months past the original due dates.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the scheduled debt payments and distributions, to fund renovations and fund other capital expenditures to improve our homes. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations coming due on the Warehouse Facility, JPM Facility and the MetLife Note, within 12 months of the issuance of the financial statements and does not have sufficient liquidity as of the issuance date to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance certain debt instruments (as noted above), (iii) obtain additional capital through equity and/or debt financings, (iv) sell homes from its portfolio and pay down debt balances with the net sale proceeds, (v) modify operations to reduce costs, (vi) negotiate a turnover of secured properties back to the related lender and (vii) employ some combination of (i) - (vi). Subsequent to June 30, 2025, the Company sold 65 homes for net proceeds of approximately $8.1 million in the VineBrook Portfolio. Subsequent to June 30, 2025, the Company sold 7 homes for net proceeds of approximately $1.5 million in the NexPoint Homes Portfolio. Additionally, the Company intends to continue to dispose of homes to generate proceeds for debt pay downs and other uses. Within the VineBrook Portfolio, the Company plans to sell approximately 4,000 to 4,500 homes over the next twelve months to generate proceeds of approximately $475.0 million to $530.0 million. Within the NexPoint Homes Portfolio, the Company plans to sell approximately 60 homes over the next twelve months to generate proceeds of approximately $13.3 million. If rates remain at a level that would be accretive to the Company, management plans to use term loans and other refinancings of debt in the future to generate proceeds that would most likely be used to further pay down the Warehouse Facility and other debt. The Company is currently engaged in active discussions with a lender to provide debt financing that would be sufficient to repay the amounts coming due over the next 12 months. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its portfolio to pay down the balances. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company notes that debt markets remain robust and liquid as evidenced by recent debt issuances. Given the Company’s historical ability to refinance debt, active lender conversations and the previously noted robust debt market, the Company expects to be able to refinance debt as necessary to meet its debt obligations going forward. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. The financial statements included in this Form 10-Q have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements included in this Form 10-Q do not include any adjustments that may result from the outcome of this uncertainty.
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
Cash Flows
The six months ended June 30, 2025 as compared to the six months ended June 30, 2024
The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(215)	$13,104
Net cash provided by investing activities	45,972	57,079
Net cash used in financing activities	(52,756)	(60,959)
Change in cash and restricted cash	(6,999)	9,224
Cash and restricted cash, beginning of period	84,632	85,620
Cash and restricted cash, end of period	$77,633	$94,844
Cash flows from operating activities. During the six months ended June 30, 2025, net cash used in operating activities was $0.2 million compared to net cash provided by operating activities of $13.1 million for the six months ended June 30, 2024. The change in cash flows from operating activities was primarily due to an increase in non-cash interest expense and an increase in equity based compensation, partially offset by changes in working capital, mainly related to the timing of cash received for accounts receivable and cash payments for prepaids and other assets, and a decrease in net cash received from derivative settlements.
Cash flows from investing activities. During the six months ended June 30, 2025, net cash provided by investing activities was $46.0 million compared to net cash provided by investing activities of $57.1 million for the six months ended June 30, 2024. The change in cash flows from investing activities was mainly due to decreases in disposition activity within the VineBrook Portfolio, a decrease in net proceeds from sales and an increase in acquisitions, partially offset by an increase in insurance proceeds received and increases in additions to real estate investments.
Cash flows from financing activities. During the six months ended June 30, 2025, net cash used in financing activities was $52.8 million compared to net cash used in financing activities of $61.0 million for the six months ended June 30, 2024. The change in cash flows from financing activities was mainly due to a decrease in notes payable proceeds received and an increase in notes payable principal payments made, partially offset by an increase in credit facilities proceeds received and a decrease in credit facilities principal payments made.

Debt, Derivatives and Hedging Activity
Debt
As of June 30, 2025, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.0 billion at a weighted average interest rate of 5.3730% and an adjusted weighted average interest rate of 3.9708%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.3646%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $1.4 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $1.4 billion of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of June 30, 2025:

	Type	Outstanding Principal as of June 30, 2025	Interest Rate (1)	Maturity
Warehouse Facility	Floating	441,795	7.32%	11/3/2025
JPM Facility	Floating	96,089	7.30%	10/31/2025	(2)
JPM Acquisition Facility	Floating	13,710	6.67%	7/9/2027
ABS I Loan	Fixed	380,574	4.92%	12/8/2028
ABS II Loan	Fixed	399,149	4.65%	3/9/2029
MetLife Note	Fixed	101,723	3.25%	1/31/2026
MetLife Term Loan I	Fixed	328,352	4.50%	8/22/2029
MetLife Term Loan II	Fixed	247,942	4.75%	11/4/2029
OSL Loan	Fixed	15,000	9.00%	2/25/2027
TrueLane Mortgage	Fixed	7,730	5.35%	2/1/2028
Crestcore II Note	Fixed	2,494	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,367	5.12%	7/9/2029
Total Outstanding Principal		$2,036,925
(1)Represents the interest rate as of June 30, 2025. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of June 30, 2025 was 4.3190%, daily SOFR as of June 30, 2025 was 4.4500% and one-month term SOFR as of June 30, 2025 was 4.3220%.
(2)Subsequent to June 30, 2025, the JPM Facility was amended. This is the modified maturity date for the JPM Facility.
In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $518.0 million of debt outstanding at June 30, 2025 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into the Warehouse Facility with KeyBank. The Warehouse Facility is secured by an equity pledge in certain assets of VB One, LLC and an equity pledge in the equity of VB One, LLC. On November 3, 2021, the Company (as guarantor), the OP (as parent borrower), and each of (i) VB OP Holdings, LLC and (ii) VB One, LLC and certain of its subsidiaries (as subsidiary borrowers), entered into an amended and restated credit agreement to recast the Warehouse Facility, which was subsequently amended on December 9, 2021, April 8, 2022, May 20, 2022, September 13, 2022 and October 25, 2022, July 31, 2023 and August 14, 2024. On August 14, 2024, the Company entered into the Warehouse Seventh Amendment with KeyBank, as administrative agent, and the other lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the Commitment Reduction to be no more than $475.0 million by October 31, 2024. During the six months ended June 30, 2025, the Company paid down approximately $15.4 million on the Warehouse Facility. All repayments under the Warehouse Facility will permanently reduce the commitment amount under the Warehouse Facility and may not be reborrowed. The outstanding balance on the Warehouse Facility as of June 30, 2025 was approximately $441.8 million, which is below the required Commitment Reduction.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into the $500.0 million JPM Facility. The JPM Facility is secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility is interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025. On July 28, 2025, the Company entered into Amendment No. 6 to the JPM Facility, wherein the maturity date was extended to October 31, 2025, and the commitment was reduced to the amount equal to the advances outstanding as of the Amendment No. 6 effective date and all repayments will permanently reduce the commitment. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
JPM Acquisition Facility
On June 25, 2025, VB Twelve, LLC, an indirect subsidiary of the Company, entered into the JPM Acquisition Facility for up to $500.0 million. The JPM Acquisition Facility bears interest at the greater of (i) one-month term SOFR or (ii) 3.00% plus 2.35% per annum. The JPM Acquisition Facility is interest-only and matures on July 9, 2027 with a one-year extension option subject to meeting certain criteria, payment of an extension fee and increases in the interest rate spread. The outstanding balance on the JPM Acquisition Facility as of June 30, 2025 is approximately $13.7 million. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which the ABS I Borrower entered into the ABS I Loan Agreement with the ABS I Lender, providing for the ABS I Loan with a total principal balance of approximately $392.2 million. Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A Certificates, (ii) $38.6 million principal amount of Class B Certificates, (iii) $30.8 million principal amount of Class C Certificates, (iv) $43.0 million principal amount of Class D Certificates, (v) $50.1 million principal amount of Class E1 Certificates, (vi) $12.2 million principal amount of Class E2 Certificates, and (vii) $39.1 million Class R Certificates. The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,711 SFR homes, and as of June 30, 2025, approximately 12.02% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,436 SFR homes, and as of June 30, 2025, approximately 10.80% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
MetLife Term Loan I Facilities
On August 22, 2024, VB Nine and VB Ten as borrowers, entered into the MetLife Term Loan I Facilities with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility. As of June 30, 2025, the outstanding balance of the MetLife Term Loan I Facilities was approximately $328.4 million.
MetLife Term Loan II Facility
On November 4, 2024, VB Eleven, LLC as borrower, entered into MetLife Term Loan II Facility with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029. The Company used $226.8 million of the proceeds to pay down the remaining outstanding amount under the Initial Mortgage. As of June 30, 2025, the outstanding balance of the MetLife Term Loan II Facility was approximately $247.9 million.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement with OSL. OSL is an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan with a total principal balance of $10.0 million at a 9.0% fixed interest rate and is guaranteed by the Company. On May 5, 2025, the OP used its option to draw an additional $5.0 million on the OSL Loan. As of June 30, 2025, the outstanding balance of the OSL Loan was approximately $15.0 million.
Refinancing of Capital
We intend to invest in additional homes as suitable opportunities arise and adequate sources of equity and debt financing are available. In the future, while we may continue to buy older homes and renovate them to add value and increase rental rates, we also intend to invest in newer homes in BTR communities in higher growth markets within our geographic footprint. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of shares of Common Stock, Preferred Stock or other securities or property dispositions.
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
Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into 10 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.1 billion. As of June 30, 2025, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $1.1 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 2.5545%. As of June 30, 2025, interest rate swap agreements effectively covered $1.1 billion, or 250.5%, of our $0.6 billion of floating rate debt outstanding for the VineBrook Portfolio. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 2.5545%, on a weighted average basis, on the notional amounts, while KeyBank and Mizuho are obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated some of these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025. On June 27, 2025, we paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Goldman Sachs with a notional amount of $31.9 million. The interest rate cap effectively caps one-month term SOFR on $31.9 million of our floating rate debt at 4.25%. The interest rate caps expire on November 1, 2025 and July 9, 2027, respectively.

Investments in Subsidiaries
As of June 30, 2025, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 20,449 properties in the VineBrook Portfolio and 2,103 properties in the NexPoint Homes Portfolio, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of June 30, 2025, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralize the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made. Loans from the Warehouse Facility can only be settled from the assets owned by VB One, LLC (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	34	$3,384	100%	Yes	(1)	$—
NREA VB II, LLC	46	4,685	100%	Yes	(1)	—
NREA VB III, LLC	442	42,032	100%	Yes	(1)	—
NREA VB IV, LLC	125	12,519	100%	Yes	(1)	—
NREA VB V, LLC	1,085	70,578	100%	Yes	(1)	—
NREA VB VI, LLC	111	11,391	100%	Yes	(1)	—
NREA VB VII, LLC	21	1,981	100%	Yes	(1)	—
True FM2017-1, LLC	173	17,268	100%	Yes		7,730
VB One, LLC	5,531	752,446	100%	No	(2)	441,795
VB Two, LLC	1,560	156,805	100%	No	(2)	101,723
VB Three, LLC	1,309	196,457	100%	No	(2)	96,089
VB Five, LLC	116	14,132	100%	Yes		4,861
VB Eight, LLC	104	16,038	100%	No	(2)	—
VB Nine, LLC	1,267	186,719	100%	Yes		164,539
VB Ten, LLC	1,261	185,082	100%	Yes		163,812
VB Eleven, LLC	2,040	189,252	100%	Yes		247,942
VB Twelve, LLC	77	19,808	100%	Yes		13,710
VineBrook Homes Borrower 1, LLC	2,711	396,237	100%	Yes		380,574
VineBrook Homes Borrower 2, LLC	2,436	362,791	100%	Yes		399,149
NexPoint Homes	2,103	629,854	83%	No		411,224
	22,552	$3,269,459				$2,433,149	(3)
(1)Assets held, directly or indirectly, by NREA VB I, LLC, NREA VB II, LLC, NREA VB III, LLC, NREA VB IV, LLC, NREA VB V, LLC, NREA VB VI, LLC and NREA VB VII, LLC are not encumbered by a mortgage. The assets within these SPEs were collateral under the Initial Mortgage, which the Company paid off in full on November 4, 2024. As of June 30, 2025, the assets within these SPEs were not allocated to any outstanding debts.
(2)Assets held, directly or indirectly, by VB One, LLC, VB Two, LLC, VB Three, LLC, VB Eight, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(3)In addition to the debt allocated to the SPEs noted above, as of June 30, 2025, NexPoint Homes had approximately $97.0 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes, the SFR OP Note Payable I and the SFR OP Note Payable II as of June 30, 2025.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the three and six months ended June 30, 2025 and 2024. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements
As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by ASC 820 (see Note 2 to our consolidated financial statements), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired, or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.
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
Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the three and six months ended June 30, 2025, zero and $1.0 million of impairments on operating properties not held for sale were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss), and no significant impairments on operating properties were recorded during the three and six months ended June 30, 2024.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation and interest rates), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the JPM Facility and JPM Acquisition Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of June 30, 2025, we had total indebtedness of $2.6 billion which was comprised of $0.6 billion of outstanding variable-rate debt. As of June 30, 2025, we had effectively converted 250.5% of these borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies (see Note 11).
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

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
April 30, 2025	107,289	$52.90	5,676
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
Under the Amended Share Repurchase Plan, investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock. Under the Amended Share Repurchase Plan, Shares will be repurchased at the then-current NAV per share in effect. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. The Company is not obligated to repurchase any Common Stock under the Amended Share Repurchase Plan and may choose to repurchase only some, or even none, of the Common Stock that have been asked to be repurchased in any particular quarter, in the sole discretion of the Board. The Board determined to suspend share repurchases from January 1, 2025 to June 30, 2025. On July 28, 2025, the Board determined to suspend share repurchases for an indefinite period. Notwithstanding any suspension of the Amended Share Repurchase Plan, the Board may permit the repurchase of Common Stock held by a stockholder who has died, is deemed to have a qualified disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) or similar extenuating hardship circumstances, subject to the conditions and limitations in the Amended Share Repurchase Plan.

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

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	18,154	54.56	18,154	69,266
Total	18,154	$54.56	18,154	$69,266
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Property Management Agreement, dated June 10, 2025 by and between [Owner] and Evergreen Residential Management, LLC.

10.2*	Form of Asset Management Agreement, by and between [Owner] and Evergreen Asset Management, LLC, dated June 10, 2025.

10.3*	Real Estate Development Services Agreement, dated June 10, 2025 by and between VineBrook Homes Operating Partnership, L.P. and Evergreen Development Services, LLC.

10.4*	Letter Agreement, dated June 10, 2025, by and among VineBrook Homes Operating Partnership, L.P., Evergreen Residential Management, LLC and Evergreen Development Services, LLC.

10.5
Loan and Security Agreement, dated June 25, 2025, by and among VB Twelve, LLC, as borrower, VB WH, LLC, as subsidiary guarantor, JPMorgan Chase Bank, National Association as initial lender and administrative agent and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 1, 2025)

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
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		August 14, 2025
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		August 14, 2025
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)