Form 10-Q
period 2025-09-30
VINEBROOK HOMES TRUST, INC.
filed 2025-11-07
CIK 1755755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 4, 2025, the registrant had 25,959,574 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.
Form 10-Q
Quarter Ended September 30, 2025
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations and our intent to invest in newer homes in BTR (as defined below) communities in higher growth markets contain forward-looking information and disclosures. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.
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
•the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Real Estate Advisors V, L.P. (our “Adviser”);
•our dependence on our Adviser and its affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser and its affiliates and personnel;
•risks associated with the fluctuation in the net asset value (“NAV”) per share amounts;
•loss of key personnel of our Adviser;
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
•risks associated with the Evergreen Manager’s limited operating history and/or the transition of property management of the entire VineBrook Portfolio to the Evergreen Manager;
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
•risks relating to the timing and costs of the renovation of properties, which have the potential to adversely affect our operating results and ability to make distributions;
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
•risks associated with the Highland Bankruptcy (as defined below), including related litigation and potential conflicts of interest; and
•any of the other risks included under Item 1A, “Risk Factors” in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2025 (our “Annual Report”).
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

ii

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Operating real estate investments
Land	$511,114	$527,422
Buildings and improvements	2,682,475	2,739,977
Intangible lease assets	360	—
Total gross operating real estate investments	3,193,949	3,267,399
Accumulated depreciation and amortization	(442,114)	(373,964)
Total net operating real estate investments	2,751,835	2,893,435
Real estate held for sale, net	81,654	55,592
Total net real estate investments	2,833,489	2,949,027
Investments, at fair value	2,416	2,500
Cash	38,457	40,738
Restricted cash	59,651	43,894
Accounts and other receivables, net	12,173	11,231
Prepaid and other assets	44,997	35,497
Interest rate derivatives, at fair value	2,173	21,289
Intangible assets, net	2,378	5,786
Asset-backed securitization certificates	78,964	78,964
Goodwill	20,522	20,522
TOTAL ASSETS	$3,095,220	$3,209,448

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$2,365,641	$1,893,752
Credit facilities, net	129,927	554,135
Accounts payable and other accrued liabilities	39,719	43,847
Accrued real estate taxes payable	46,435	37,235
Accrued interest payable	28,887	30,176
Security deposit liability	26,812	26,063
Prepaid rents	2,920	2,891
Total Liabilities	2,640,341	2,588,099

Redeemable Series A Preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 4,996,000 shares issued and outstanding, respectively	123,326	122,820
Redeemable noncontrolling interests in the OP	258,525	257,454
Redeemable noncontrolling interests in consolidated VIEs	84,210	80,711
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,857,938 and 25,377,421 shares issued and outstanding, respectively	260	256
Redeemable Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	770,033	762,904
Distributions in excess of retained earnings	(788,292)	(623,403)
Accumulated other comprehensive income	3,879	14,499
Total Stockholders' Equity	(14,095)	154,281
Noncontrolling interests in consolidated VIEs	2,913	6,083
TOTAL LIABILITIES AND EQUITY	$3,095,220	$3,209,448
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$89,421	$88,556	$270,645	$268,115
Other income	4,608	2,100	10,349	4,571
Total revenues	94,029	90,656	280,994	272,686
Expenses
Property operating expenses	22,893	19,919	66,048	59,313
Real estate taxes and insurance	16,866	16,673	51,977	50,929
Property management fees	689	212	1,932	1,841
Advisory fees	5,011	5,218	14,965	15,664
General and administrative expenses	20,904	21,374	97,256	60,631
Depreciation and amortization	31,199	31,354	93,396	94,788
Interest expense	37,544	42,368	108,003	110,030
Total expenses	135,106	137,118	433,577	393,196
Loss on extinguishment of debt	(533)	(114)	(886)	(1,488)
Gain (loss) on sales and impairment of real estate, net	582	(10,652)	2,963	(19,773)
Investment income	695	882	1,966	2,973
Change in unrealized loss on investments	—	255	—	—
Reversal of (provision for) loan losses	—	—	500	—
Loss on forfeited deposits	(31)	—	(1,440)	—
Net loss	(40,364)	(56,091)	(149,480)	(138,798)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,023	6,595	6,260
Net income attributable to Redeemable Series B Preferred stock	1,513	—	4,539	—
Net loss attributable to redeemable noncontrolling interests in the OP	(6,057)	(8,413)	(22,426)	(20,820)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,657)	(8,482)	(13,328)	(19,997)
Net loss attributable to noncontrolling interests in consolidated VIEs	(482)	(940)	(1,825)	(2,754)
Net loss attributable to stockholders	$(33,879)	$(40,279)	$(123,035)	$(101,487)
Other comprehensive loss
Unrealized loss on interest rate hedges	(4,298)	(14,823)	(12,495)	(18,055)
Total comprehensive loss	(44,662)	(70,914)	(161,975)	(156,853)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,023	6,595	6,260
Comprehensive income attributable to Redeemable Series B Preferred stock	1,513	—	4,539	—
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(6,701)	(10,636)	(24,300)	(23,527)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,657)	(8,482)	(13,328)	(19,997)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(482)	(940)	(1,825)	(2,754)
Comprehensive loss attributable to stockholders	$(37,533)	$(52,879)	$(133,656)	$(116,835)

Weighted average common shares outstanding - basic	25,821	25,329	25,670	25,221
Weighted average common shares outstanding - diluted	25,821	25,329	25,670	25,221

Loss per share - basic	$(1.31)	$(1.59)	$(4.79)	$(4.02)
Loss per share - diluted	$(1.31)	$(1.59)	$(4.79)	$(4.02)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2025	2,548,240	$25	25,753,592	$260	$778,793	$(740,419)	$7,533	$46,192
Net loss attributable to stockholders					—	(33,879)	—	(33,879)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			102,239	—	3,990	—	—	3,990
Redemptions of Class A common stock			(22,357)	—	(1,213)	—	—	(1,213)
Equity-based compensation			24,464	—	4,280	—	—	4,280
Common stock dividends declared ($0.5301 per share)					—	(13,994)	—	(13,994)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(3,654)	(3,654)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(10,698)	—	—	(10,698)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(5,119)	—	—	(5,119)
Balances, September 30, 2025	2,548,240	$25	25,857,938	$260	$770,033	$(788,292)	$3,879	$(14,095)

	Series B Preferred Stock		Class A Common Stock
Nine Months Ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,903	$(623,403)	$14,500	$154,281
Net loss attributable to stockholders					—	(123,035)	—	(123,035)
Net income attributable to Series B preferred stockholders					—	4,539	—	4,539
Issuance of Class A common stock			316,166	3	10,988	—	—	10,991
Redemptions of Class A common stock			(53,710)	(1)	(2,922)	—	—	(2,923)
Equity-based compensation			218,061	2	21,529	—	—	21,531
Common stock dividends declared ($1.59030 per share)					—	(41,854)	—	(41,854)
Series B Preferred stock dividends declared ($1.78125 per share)					—	(4,539)	—	(4,539)
Other comprehensive loss attributable to stockholders					—	—	(10,621)	(10,621)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(5,385)	—	—	(5,385)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(17,080)	—	—	(17,080)
Balances, September 30, 2025	2,548,240	$25	25,857,938	$260	$770,033	$(788,292)	$3,879	$(14,095)
See Accompanying Notes to Consolidated Financial Statements
VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2024	2,548,240	$25	25,252,565	$255	$757,662	$(515,420)	$28,460	$270,957
Net loss attributable to stockholders					—	(40,279)	—	(40,279)
Issuance of Class A common stock			104,007	1	5,866	—	—	5,867
Redemptions of Class A common stock			(17,184)	(1)	(989)	—	—	(990)
Equity-based compensation			—	—	1,486	—	—	1,486
Common stock dividends declared ($0.5301 per share)					—	(13,778)	—	(13,778)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(12,600)	(12,600)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					288	—	—	288
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(9,850)	—	—	(9,850)
Balances, September 30, 2024	2,548,240	$25	25,339,388	$255	$754,463	$(570,990)	$15,860	$199,613

	Series B Preferred Stock		Class A Common Stock
Nine Months Ended September 30, 2024	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to stockholders					—	(101,487)	—	(101,487)
Issuance of Class A common stock			321,642	3	17,261	—	—	17,264
Redemptions of Class A common stock			(62,011)	(1)	(3,605)	—	—	(3,606)
Equity-based compensation			73,520	1	4,394	—	—	4,395
Common stock dividends declared ($1.59030 per share)					—	(41,195)	—	(41,195)
Series B Preferred stock dividends declared ($1.78125 per share)						(4,539)		(4,539)
Other comprehensive loss attributable to stockholders					—	—	(15,348)	(15,348)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(25,549)	—	—	(25,549)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(14,793)	—	—	(14,793)
Balances, September 30, 2024	2,548,240	$25	25,339,388	$255	$754,463	$(570,990)	$15,860	$199,613
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(149,480)	$(138,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sales and impairment of real estate, net	(2,963)	19,773
Depreciation and amortization	93,396	94,788
Non-cash interest expense	28,955	15,597
Change in fair value of interest rate derivatives	(14,955)	(27,020)
Provision for (reversal of) loan losses	(500)	—
Net cash received on derivative settlements	22,770	35,949
Loss on extinguishment of debt	886	1,488
Equity-based compensation	48,542	15,542
Loss on forfeited deposits	1,440	—
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(2,136)	3,370
Prepaids and other assets	(17,778)	(4,861)
Accounts payable and other accrued liabilities	(1,577)	(9,493)
Accrued real estate taxes payable	9,200	3,536
Accrued interest payable	(1,289)	5,612
Net cash provided by operating activities	14,511	15,483

Cash flows from investing activities
Net proceeds from sales of investment	302	—
Net proceeds from sales of real estate	117,421	125,390
Prepaid deposits	—	76
Insurance proceeds received	3,973	1,095
Acquisitions of real estate investments	(51,722)	—
Additions to real estate investments	(37,447)	(42,755)
Acquisition of preferred equity interests	—	(15,858)
Net cash provided by investing activities	32,527	67,948

Cash flows from financing activities
Notes payable proceeds received	535,992	650,185
Notes payable payments	(77,702)	(60,522)
Credit facilities proceeds received	35,654	2,758
Credit facilities principal payments	(460,100)	(605,743)
Financing costs paid	(16,004)	(19,611)
Proceeds from issuance of Class A common stock	—	43
Redemptions of Class A common stock paid	(3,887)	(4,094)
Dividends paid to common stockholders	(23,932)	(21,666)
Series B Preferred stock dividends paid	(4,539)	(4,539)
Payments for taxes related to net share settlement of stock-based compensation	(5,800)	(1,187)
Redemptions of Series A Preferred stock paid	—	(86)
Series A Preferred stock dividends paid	(6,089)	(6,091)
Contributions from redeemable noncontrolling interests in the OP	1,478	1,445
Distributions to redeemable noncontrolling interests in the OP	(6,668)	(2,566)
Redemptions by redeemable noncontrolling interests in the OP	—	(457)
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(253)	—
Contributions from noncontrolling interests in consolidated VIEs	136	563
Distributions to noncontrolling interests in consolidated VIEs	(618)	(680)
Redemptions by noncontrolling interests in consolidated VIEs	(1,230)	(210)
Net cash used in financing activities	(33,562)	(72,458)

Change in cash and restricted cash	13,476	10,973
Cash and restricted cash, beginning of period	84,632	85,620
Cash and restricted cash, end of period	$98,108	$96,593

Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$80,337	$89,660

Supplemental Disclosure of Noncash Activities
Accrued dividends payable to common stockholders	1,131	1,118
Accrued distributions payable to redeemable noncontrolling interests in the OP	1,468	1,846
Accrued dividends payable to Series A Preferred stockholders	6,089	6,091
Accrued redemptions payable to common stockholders	1,213	3,606
Accrued capital expenditures	445	—
Accretion to redemption value of Redeemable Series A Preferred stock	506	169
Asset backed securitization certificates	—	39,868
Write off of fully amortized deferred financing costs	—	1,965
Issuance of Class A common stock related to DRIP dividends	16,791	18,412
DRIP dividends to common stockholders	(16,791)	(18,412)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	628	3,529
DRIP distributions to redeemable noncontrolling interests in the OP	(628)	(3,529)
Conversion of PI Units to OP Units by redeemable noncontrolling interests in the OP	17,796	—
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	4,204	3,987
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(4,204)	(3,987)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	258	277
DRIP distributions to noncontrolling interests in consolidated VIEs	(258)	(277)
See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a REIT, and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of September 30, 2025, there were a combined 24,028,162 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 19,313,987 Class A OP Units, or 80.4%, were owned by the Company, 2,814,062 Class B OP Units, or 11.7%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 98,584 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 155,576 Class C OP Units, or 0.6%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,645,952 Class C OP Units, or 6.9%, were owned by limited partners that were sellers in the Formation Transaction (as defined below) (the “VineBrook Contributors”) or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (as defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (as amended, the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and as of August 3, 2023, is a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP.
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
On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through a continuous private placement (the “Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior NAV per share as recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Company’s board of directors (the “Board”) pursuant to the valuation methodology approved by the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis and is unaudited. NAV may differ from the values of our real estate assets as calculated in accordance with the generally accepted accounting principles in the United States (“GAAP”).
Between November 1, 2018 and September 30, 2025, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 20,946 additional homes and sold 4,710 homes within the VineBrook Portfolio (as defined below) (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 497 homes. Together with the Initial Portfolio, the Company, through the OP’s SPEs, indirectly owned an interest in 20,365 homes (the “VineBrook Portfolio”) in 18 states, and with its consolidation of NexPoint Homes, indirectly owned an interest in an additional 2,076 homes (the “NexPoint Homes Portfolio”), for a total of 22,441 homes in 20 states as of September 30, 2025. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook Portfolio were funded by loans (see Note 5), proceeds from the sale of Common Stock and Preferred Stock (as defined below) and excess cash generated from operations.
The Company is externally managed by the Adviser through an agreement dated November 1, 2018, which was subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management and other corporate-level services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Legacy VineBrook Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Legacy VineBrook Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Legacy VineBrook Management Agreements”) that generally had an initial three-year term with one-year automatic renewals, unless otherwise terminated. The Legacy VineBrook Management Agreements were supplemented by a side letter (as amended and restated, the “Legacy VineBrook Side Letter”) by and among the Company, the OP, the OP GP, the Legacy VineBrook Manager and certain of its affiliates. After the Internalization, but prior to the transition to the Evergreen Manager (as defined below), all of the Company’s investment decisions were made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Board.
On June 10, 2025, the OP caused certain of its subsidiaries to enter into property management agreements (the “Management Agreements”) with Evergreen Residential Management, LLC (the “Evergreen Manager”) to renovate, lease, maintain, and generally operate the Company’s properties within the VineBrook Portfolio. Pursuant to the Management Agreements, responsibility for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of single-family rental properties will transition to the Evergreen Manager (the “Externalization”) by the end of 2025. We refer to the date that the last property in the VineBrook Portfolio is transitioned to the Management Agreements as the “Transition Effective Date.” On the Transition Effective Date, all of the Legacy VineBrook Management Agreements will have terminated. As a result of the Management Agreements, on the Transition Effective Date the VineBrook Portfolio will be externally managed by the Evergreen Manager. Under the Management Agreements, monthly in arrears, the Evergreen Manager is entitled to (1) a property management fee equal to 2.5% of collected rents, (2) a shared services agreement fee that shall not exceed the greater of 6.0% of collected rents and $75 per property, less any property management fee paid, (3) a major repair and maintenance fee of 10% of expenses for projects with an individual expense equal to or greater than $5,000 or an aggregate expense equal or greater than $10,000, subject to a maximum of $3,500, (4) new lease commissions equal to the greater of 40% of first-month’s rent or $600, and (5) renewal lease commission equal to the greater of 40% of first-month’s rent and $600. The Evergreen Manager is also entitled to other repair, maintenance, vacancy and turnover fees on a per property basis. The Management Agreements have an initial seven-year term with one-year automatic renewals, unless otherwise terminated. Either party may choose not to renew the Management Agreement at the end of any term by providing at least 90 days’ prior notice and, if terminated by the Owner, with a payment to the Evergreen Manager equal to fees under the Management Agreement for 90 days after termination. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold. Management of all properties within the VineBrook Portfolio was transferred to the Evergreen Manager effective October 23, 2025, which is the Transition Effective Date under the Management Agreements.
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
Also on June 10, 2025, the OP, the Evergreen Manager and the Service Provider entered into a letter agreement (the “Letter Agreement” and, together with the Property Management Agreements, the Asset Management Agreements and the Development Services Agreement, the “Externalization Agreements”) to set forth certain agreements among the parties related to the Externalization, including certain termination rights and fees in the Management Agreements and the Development Services Agreement described above. Pursuant to the Letter Agreement, the OP paid $1.75 million to the Evergreen Manager on the date the first property was transitioned to a Management Agreement and paid an additional $1.75 million to the Evergreen Manager 45 days after such date. In addition, the OP will issue Class C OP Units with a value of $5.0 million on the earlier of December 31, 2025 and the Transition Effective Date.
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
In connection with the Externalization, on June 10, 2025, the Company announced it has committed to a reduction in force involving approximately 500 employees, representing 100% of our full-time employees. These actions are part of a Company restructuring that is intended to externalize management of the VineBrook Portfolio and under which the Evergreen Manager intends to assume broad responsibility for the renovation, lease, maintenance, and operation of the VineBrook Portfolio. The Company expects to complete the reduction in force by the end of 2025. As part of this restructuring, the Evergreen Manager and its affiliates have hired a significant number of legacy VineBrook employees as of and subsequent to September 30, 2025. Severance may be available to eligible employees if, among other things, they do not accept alternative employment prior to their designated end date. As of September 30, 2025, the Company has $1.9 million relating to separation benefits accrued, which is included within accounts payable and other accrued liabilities on the consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company incurred restructuring charges of $4.4 million and $17.2 million, respectively, included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss), of which $0.1 million and $10.4 million was related to non-cash stock-based compensation expense due to accelerated vesting of awards from terminated employees, respectively (see Notes 7 and 8). The Company also incurred $2.0 million included within depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss) relating to the write off of certain internally developed software and also revised the estimated amortization for other internally developed software (see Note 2). There were no similar restructuring charges incurred during fiscal year 2024.

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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period.
Principles of Consolidation
The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2025, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 4) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has control to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company, and the Company determined it was the party most closely associated with the OP. The Company has control to direct the activities of NexPoint Homes because the OP owns approximately 83% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of September 30, 2025. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and whether the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 4). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 4).

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
Real estate assets, including land, buildings, improvements, fixtures, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. The Company also incurs indirect costs to prepare acquired properties for rental. These costs are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest, real estate taxes, insurance, utilities and other indirect costs as costs of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and the costs have been incurred. After completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred, unless the renovation meets the Company’s capitalization criteria. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	27.5 years
Improvements and other assets	2.5 - 15 years
Acquired improvements and fixtures	1 - 8 years
Intangible lease assets	6 months
As of September 30, 2025, the gross balance and accumulated amortization related to the intangible lease assets was $0.4 million and $0.1 million, respectively. As of December 31, 2024, the gross balance and accumulated amortization related to the intangible lease assets were both zero. For the three months ended September 30, 2025 and 2024, the Company recognized $0.1 million and zero amortization expense related to the intangible lease assets, respectively, which was included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, the Company recognized $0.1 million and zero amortization expense related to the intangible lease assets, respectively, which was included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values and rental rates, changes in hold periods and occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the three months ended September 30, 2025 and 2024, the Company recorded approximately $4.9 million and $3.8 million, respectively, of impairment charges on real estate assets, mostly related to assets that were held for sale, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, the Company recorded approximately $13.3 million and $12.4 million, respectively, of impairment charges on real estate assets, mostly related to assets that were held for sale, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2025 and 2024, $1.5 million and zero impairments on operating properties not held for sale were recorded, respectively, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2025 and 2024, $2.5 million and zero of impairments on operating properties not held for sale were recorded, respectively, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).
Intangible assets primarily include internally developed software and are amortized on a straight-line basis over the estimated useful lives as described in the following table:

Internally developed software	5 years
In connection with the Externalization, the Company re-assessed the useful life and service potential of the intangible assets. As of September 30, 2025, the remaining net carrying amount of the intangible IT platform asset acquired related to the Internalization of the Legacy VineBrook Manager was $1.0 million, and is included within Intangible assets, net on the consolidated balance sheet. The IT platform is currently still in use and is expected to be utilized until the Externalization is complete at the end of the fiscal year. The Company has determined to shorten the remaining useful life of the previously acquired IT platform intangible asset, and accelerate the remaining amortization through December 31, 2025, which will be included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2025, the Company determined that $2.0 million of previously capitalized internal software was still in development and would not have any future use, and therefore immediately wrote off the balance in full. The $2.0 million write off is included within depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025. As of September 30, 2025, the remaining net carrying amount of the intangible assets internally developed and still in use was $0.7 million, and is included within Intangible assets, net on the consolidated balance sheet. The software is expected to have existing service potential through the end of the fiscal year, aligning with the complete execution of the Externalization. The Company has revised the estimated amortization over the remaining useful life through December 31, 2025, which will be included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).
Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three and nine months ended September 30, 2025 and 2024.
Goodwill
Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2024 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the three and nine months ended September 30, 2025 and 2024.
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
In connection with the Company’s asset-backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature within the next four years. For the three and nine months ended September 30, 2025 and 2024, we have not recognized any credit losses with respect to these investments in debt securities.
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
The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash	$38,457	$54,903
Restricted cash	59,651	41,690
Total cash and restricted cash	$98,108	$96,593

Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to the non-cash interest amortization, net cash received on derivative settlements, and the changes in operating assets and liabilities, net of effects of sales and acquisitions for the nine months ended September 30, 2024 to be comparative to the consolidated statement of cash flows for the nine months ended September 30, 2025.
Revenue Recognition
The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended September 30, 2025 and 2024, rental income includes $3.9 million and $4.0 million of variable lease payments, respectively. For the nine months ended September 30, 2025 and 2024, rental income includes $12.1 million and $11.8 million of variable lease payments, respectively.
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

3. Real Estate Investments
As of September 30, 2025, the Company, through the OP and its SPE subsidiaries, owned 22,441 homes, including 20,365 homes in the VineBrook Portfolio and 2,076 homes in the NexPoint Homes Portfolio. As of December 31, 2024, the Company through the OP and its SPE subsidiaries, owned 23,051 homes, including 20,804 homes in the VineBrook Portfolio and 2,247 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2024	$527,422	$2,739,977		$—	$55,592	$3,322,991	$(373,964)
Additions (2)	9,560	76,570	(3)	360	4,052	90,542	(85,975)	(4)
Transfers to held for sale	(25,081)	(126,322)		—	134,026	(17,377)	17,377
Reclasses	156	622		—	(1,914)	(1,136)	(83)
Write-offs	(40)	(370)		—	—	(410)	—
Dispositions	(903)	(5,508)		—	(99,292)	(105,703)	531
Impairment	—	(2,494)		—	(10,810)	(13,304)	—
Real Estate Balances, September 30, 2025	$511,114	$2,682,475		$360	$81,654	$3,275,603	$(442,114)

(1)Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)Includes acquisition additions of approximately $9.3 million in land, $42.0 million in buildings and improvements, and $0.4 million in intangible assets related to property acquisitions.
(3)Includes capitalized interest of approximately $0.6 million and other capitalizable costs outlined in (1) above of approximately $0.5 million.
(4)Accumulated depreciation and amortization activity excludes approximately $7.4 million of depreciation and amortization related to assets not classified as real estate investments.
During the three months ended September 30, 2025 and 2024, the Company recognized depreciation expense of approximately $29.2 million and $30.9 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized depreciation expense of approximately $87.9 million and $93.6 million, respectively.
Real estate acquisitions and dispositions
During the three months ended September 30, 2025 and 2024, the Company acquired 119 and zero additional homes within the VineBrook Portfolio, respectively. During the nine months ended September 30, 2025 and 2024, the Company acquired 196 and zero additional homes within the VineBrook Portfolio, respectively. During both the three months ended September 30, 2025 and 2024, the Company acquired zero additional homes within the NexPoint Homes Portfolio. During both the nine months ended September 30, 2025 and 2024, the Company acquired zero additional homes within the NexPoint Homes Portfolio. See Note 4 for additional information about NexPoint Homes.
During the three months ended September 30, 2025 and 2024, the Company, through the OP, disposed of 203 and 145 homes within the VineBrook Portfolio, respectively. During the nine months ended September 30, 2025 and 2024, the Company, through the OP, disposed of 635 and 884 homes within the VineBrook Portfolio, respectively. During the three months ended September 30, 2025 and 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 27 and 143 homes, respectively. During the nine months ended September 30, 2025 and 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 171 and 226 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.
Held for sale properties
The Company periodically classifies real estate assets as held for sale when the held for sale criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to any property classified as held for sale. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. Where the carrying amount of a property exceeds its estimated fair value less estimated costs to sell, the Company records an impairment charge with respect to such property. For the three months ended September 30, 2025 and 2024, the Company recorded approximately $4.1 million and $3.8 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $0.8 million and $0.5 million of casualty related impairment for the three months ended September 30, 2025 and 2024, respectively, and are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, the Company recorded approximately $11.8 million and $12.4 million of impairment charges on real estate assets held for sale, respectively. The impairment charges recorded include approximately $1.5 million and $1.4 million of casualty related impairment for the nine months ended September 30, 2025 and 2024, respectively, and are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2025 and 2024, there were 604 and 271 homes that were classified as held for sale, respectively. These held for sale properties had a carrying amount of approximately $81.7 million and $39.7 million, respectively. As of September 30, 2025 and 2024, the total impairment charges on these held for sale properties was approximately $4.9 million and $5.4 million, respectively.
Hurricane Helene
During September 2024, Hurricane Helene hit the southeastern seaboard of the United States, generally affecting Florida, Georgia, South Carolina, North Carolina, Virginia and Tennessee. In total, over 800 properties in the VineBrook Portfolio were impacted by Hurricane Helene across the following ten markets: Augusta, Cincinnati, Columbia, Atlanta, Triad, Huntsville, Indianapolis, Greenville, Dayton and Montgomery. The NexPoint Homes Portfolio saw minimal damage related to Hurricane Helene as it only affected 12 homes in the NexPoint Homes Portfolio. As of September 30, 2025, all markets impacted by Hurricane Helene have had repairs completed. For the three and nine months ended September 30, 2025, there were no impairment charges recorded due to property damage related to Hurricane Helene. For the three and nine months ended September 30, 2025, there was zero and $2.3 million gain on insurance repairs recorded, respectively. Total insurance recoveries were $6.2 million, of which $6.2 million has been received as of September 30, 2025. These amounts are included in the Gain (loss) on sales and impairment of real estate, net, on the consolidated statements of operations and comprehensive income (loss).

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
During the three months ended September 30, 2025, $1.0 million in fees were earned by Mynd in connection with the Mynd Management Agreements. Related to the fees earned by Mynd, $0.6 million and $0.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2025, and no fees were capitalized to the property basis based on the nature of the fee for the three months ended September 30, 2025.
During the nine months ended September 30, 2025, $3.1 million in fees were earned by Mynd in connection with the Mynd Management Agreements. Related to the fees earned by Mynd, $1.9 million and $1.2 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025, and no fees were capitalized to the property basis based on the nature of the fee for the nine months ended September 30, 2025.

5. Debt
As of September 30, 2025, the VineBrook Portfolio had approximately $2.1 billion of debt outstanding, and the NexPoint Homes Portfolio had $522.5 million of debt outstanding. The following table contains summary information of the Company’s debt as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		Outstanding Principal as of
	Type	September 30, 2025	December 31, 2024	Interest Rate (1)	Maturity
Warehouse Facility	Floating	$—	$457,183	7.13%	11/3/2025
JPM Facility	Floating	94,433	97,350	7.09%	10/31/2025	(2)
JPM Acquisition Facility	Floating	35,654	—	6.48%	7/9/2027
JPM Term Loan	Floating	484,080	—	6.03%	9/10/2027
ABS I Loan	Fixed	373,771	389,274	4.92%	12/8/2028
ABS II Loan	Fixed	398,775	402,334	4.65%	3/9/2029
MetLife Note	Fixed	100,328	104,312	3.25%	1/31/2026	(3)
MetLife Term Loan I	Fixed	322,531	340,099	4.50%	8/22/2029
MetLife Term Loan II	Fixed	246,843	249,899	4.75%	11/4/2029
OSL Loan	Fixed	15,000	—	9.00%	2/25/2027
TrueLane Mortgage	Fixed	7,688	8,165	5.35%	2/1/2028
Crestcore II Note	Fixed	2,408	2,574	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,240	2,391	5.12%	7/9/2029
Total VineBrook Portfolio debt		$2,083,751	$2,053,581
NexPoint Homes MetLife Note 1	Fixed	236,604	237,173	3.73%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	173,839	174,590	5.44%	8/12/2027
NexPoint Homes OSL Note	Fixed	6,287	—	9.75%	5/15/2026
SFR OP Note Payable I	Fixed	—	500	8.80%	4/25/2025
SFR OP Note Payable II	Fixed	—	500	12.50%	3/31/2025
SFR OP Note Payable III	Fixed	12,500	3,500	15.00%	7/10/2026
SFR OP Convertible Notes	Fixed	93,264	102,557	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$522,494	$518,820
Total debt		$2,606,245	$2,572,401
Debt premium, net (4)		180	234
Debt discount, net (5)		(75,258)	(89,128)
Deferred financing costs, net of accumulated amortization of $38,457 and $32,110, respectively		(35,599)	(35,620)
		$2,495,568	$2,447,887
(1)Represents the interest rate as of September 30, 2025. Except for fixed rate debt, the interest rate is 30-day average Secured Overnight Financing Rate (“SOFR”), daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of September 30, 2025 was 4.3076%, daily SOFR as of September 30, 2025 was 4.2400% and one-month term SOFR as of September 30, 2025 was 4.1292%.
(2)Subsequent to September 30, 2025, the Company fully paid off the outstanding principal balance and interest on JPM Facility (as defined below). See Note 14 to the consolidated financial statements.
(3)Subsequent to September 30, 2025, the Company fully paid off the outstanding principal balance and interest on MetLife Note (as defined below). See Note 14 to the consolidated financial statements.
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

Additionally, we have included a summary of debt agreements and significant changes to the agreements during the nine months ended September 30, 2025 below.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement (the “JPM Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Facility was secured by equity pledges in VB Three, LLC (“VB Three”) and its wholly owned subsidiaries and bore interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75%. The JPM Facility was interest-only and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility would bear interest at the daily SOFR plus 2.85%. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which could be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025. On July 28, 2025, the Company entered into Amendment No. 6 to the JPM Facility, wherein the maturity date was extended to October 31, 2025, and the commitment was reduced to the amount equal to the advances outstanding as of the Amendment No. 6 effective date and all repayments permanently reduced the commitment.
During the nine months ended September 30, 2025, the Company paid down approximately $2.9 million on the JPM Facility. The outstanding balance on the JPM Facility as of September 30, 2025, was approximately $94.4 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. Subsequent to September 30, 2025, the JPM Facility was paid off in full on October 17, 2025 (see Note 14).
JPM Acquisition Facility
On June 25, 2025, VB Twelve, LLC, an indirect subsidiary of the Company, entered into a loan and security agreement with JPM, as lender, providing for an uncommitted facility for up to $500.0 million (the “JPM Acquisition Facility”). The JPM Acquisition Facility bears interest at the greater of (i) one-month term SOFR or (ii) 3.00% plus 2.35% per annum. The JPM Acquisition Facility is interest-only and matures on July 9, 2027 with a one-year extension option subject to meeting certain criteria, payment of an extension fee and increases in the interest rate spread. The outstanding balance on the JPM Acquisition Facility as of September 30, 2025 is approximately $35.7 million. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.
MetLife Note
On January 26, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) (“VB Two”) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note was secured by equity pledges in VB Two and its wholly owned subsidiaries and bore interest at a fixed rate of 3.25%. The MetLife Note is interest-only and had a maturity date and was due in full on January 31, 2026. The outstanding balance on the MetLife Note as of September 30, 2025 was approximately $100.3 million. The MetLife Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets. Subsequent to September 30, 2025, the MetLife Note was paid off in full on October 17, 2025 (see Note 14).
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
The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,682 single family rental homes, and as of September 30, 2025, approximately 11.95% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,433 single family rental homes, and as of September 30, 2025, approximately 10.84% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
Warehouse Facility
On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank. On August 14, 2024, the OP entered into a Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024.
On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on the Warehouse Facility.

MetLife Term Loan I Facilities

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into two credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility. As of September 30, 2025, the outstanding balance of the MetLife Term Loan I Facilities was approximately $322.5 million.
MetLife Term Loan II Facility

On November 4, 2024, VB Eleven, LLC, an indirect subsidiary of the Company, as borrower, entered into a $250.0 million credit agreement for a term loan credit facility (the “MetLife Term Loan II Facility”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029. As of September 30, 2025, the outstanding balance of the MetLife Term Loan II Facility was approximately $246.8 million.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement (the “OSL Loan”) with The Ohio State Life Insurance Company (“OSL”). OSL is an entity that may be deemed an affiliate of the Company’s Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company. On May 5, 2025, the OP used its option to draw an additional $5.0 million on the OSL Loan. As of September 30, 2025, the outstanding balance of the OSL Loan was approximately $15.0 million.
Subsequent to September 30, 2025, the OSL Loan was paid off in full on October 30, 2025 (see Note 14).
The OSL Loan II
On August 7, 2025, the OP, as borrower, entered into a secured $10.0 million revolving credit agreement (the “OSL Loan II”) with OSL. The OSL Loan II provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company. On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on OSL Loan II. As of September 30, 2025, the outstanding balance of the OSL Loan II was zero.
JPM Term Loan
On September 11, 2025, the OP, as borrower, entered into a credit agreement (the “JPM Term Loan”) with JPM, and the lenders party thereto from time to time, including OSL. The JPM Term Loan provides for term loans of $485.0 million, all of which were drawn on September 11, 2025. Borrowings under the JPM Term Loan will generally bear interest at term secured overnight financing rate (“Term SOFR”) for the interest period plus 1.90%, provided that the Company may elect for the JPM Term Loan to bear interest at (i) the greater of the prime rate, the federal funds effective rate plus 0.5%, and one-month Term SOFR plus 1.0%, in each case, plus 0.90% or (ii) adjusted daily effective SOFR plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. The Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the Warehouse Facility and the OSL Loan II. As of September 30, 2025, the outstanding balance was approximately $484.1 million. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
NexPoint Homes
In addition to the debt agreements discussed above for the VineBrook Portfolio, as of September 30, 2025, the NexPoint Homes Portfolio had $522.5 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1” and “NexPoint Homes MetLife Note 2”), the NexPoint Homes OSL Note (as defined below), the SFR OP Note Payable I (as defined below), the SFR OP Note Payable II (as defined below), the SFR OP Note Payable III (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.
NexPoint Homes OSL Note
On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into a promissory note with OSL, as lender, providing for a maximum principal amount of $17.3 million (the “NexPoint Homes OSL Note”). The NexPoint Homes OSL Note matures on May 15, 2026 and bears interest at a fixed rate of 9.75%. As of September 30, 2025, the outstanding balance of the NexPoint Homes OSL Note is $6.3 million.
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
SFR OP Note Payable II
On March 31, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. (“NREF”) as lender (the “SFR OP Note Payable II”). The SFR OP Note Payable II had an original maturity date of March 31, 2025 and bore interest at a fixed rate of 12.50%. On March 12, 2025, the SFR OP fully paid off the outstanding principal balance and interest on SFR OP Note Payable II.
SFR OP Note Payable III
On July 10, 2024, the SFR OP as borrower entered into a promissory note with NREF as lender (the “SFR OP Note Payable III”). The SFR OP Note Payable III bears interest at a fixed rate of 15.00% and had an original maturity date of July 10, 2025. On July 9, 2025, the SFR OP entered into Amendment No. 1 to the SFR OP Note Payable III, wherein the maturity date was extended to July 10, 2026. On August 25, 2025, the SFR OP entered into a Second Amendment and Restatement to the SFR OP Note Payable III, wherein the maximum commitment was increased to $15.0 million. As of September 30, 2025, the outstanding balance of the SFR OP Note Payable III is $12.5 million.
As of September 30, 2025, the Company is in compliance with all debt covenants in all of its debt agreements.
Weighted Average Interest
The weighted average interest rate of the Company’s debt was 5.1565% as of September 30, 2025 and 5.2779% as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.4582% and 4.0576%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of September 30, 2025, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 1.7397% on its combined $0.7 billion notional amount of interest rate swap and cap agreements, representing a weighted average fixed rate for daily SOFR and one-month term SOFR, which effectively fixes the interest rate on the entirety of the $614.2 million of the Company’s floating rate indebtedness.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2025 are as follows (in thousands):

Total
2025	$194,830
2026	53,150
2027	1,004,658
2028	374,083
2029	972,657
Thereafter	6,867
Total	$2,606,245
Subsequent to September 30, 2025, the Company paid off $198.0 million of the debt obligations coming due, including the full repayment of the JPM Facility, which had a maturity of October 31, 2025, and the MetLife Note, which had a maturity of January 31, 2026 (see Note 14). The Company has sufficient liquidity to satisfy the remaining $50.0 million of the obligations coming due within 12 months of the financial statement issuance date.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended September 30, 2025 and 2024, amortization of deferred financing costs of approximately $3.0 million and $6.3 million, respectively, and amortization of loan discounts of approximately $4.8 million and $6.4 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, amortization of deferred financing costs of approximately $7.8 million and $8.9 million, respectively, and amortization of loan discounts of approximately $13.9 million and $9.0 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

6. Fair Value of Derivatives and Financial Instruments
Derivative Financial Instruments and Hedging Activities
In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We have entered into, and from time to time in the future may enter into derivative financial instruments to hedge or offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report.
As of September 30, 2025, the Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk at inception (dollars in thousands):

Effective Date	Expiration Date	Counterparty	Index (1)		Notional	Fixed Rate
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	100,000	1.4180%
9/1/2019	12/21/2025	KeyBank	Daily SOFR	(2)	50,000	1.4190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000	1.5110%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		100,000	1.9190%
3/31/2022	11/1/2025	KeyBank	Daily SOFR		50,000	2.4410%
					$400,000	1.6945%	(3)
(1)As of September 30, 2025, daily SOFR was 4.2400%.
(2)These interest rate swaps previously referenced one-month LIBOR, which ceased publication on June 30, 2023. Beginning July 1, 2023, these interest rate swaps transitioned to daily SOFR plus 0.1145% for the floating rate.
(3)Represents the weighted average fixed rate of the interest rate swaps which have a combined weighted average fixed rate of 1.6945%.
On September 15, 2025, interest rate swaps with a total notional of $650.0 million were terminated early at the discretion of the Mizuho counterparty. In connection with the early terminations, the Company received approximately $1.3 million, which is included within cash on the consolidated balance sheets and recognized a gain of approximately $0.1 million, which is included within interest expense on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025.
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Royal Bank of Canada with a notional amount of $31.9 million (the “RBC Cap”). On September 29, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $35.9 million. The interest rate caps effectively cap one-month term SOFR at 1.50% on $300.0 million and at 4.25% on $35.9 million on floating rate debts. The interest rate caps expire on November 1, 2025 and July 9, 2027, respectively.
As of September 30, 2025, the Company had the following outstanding interest rate caps that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of September 30, 2025	Strike Rate
Interest Rate Cap	$300,000	11/1/2025	One-Month Term SOFR	4.1292%	1.50%
Interest Rate Cap	$35,860	7/9/2027	One-Month Term SOFR	4.1292%	4.25%
The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

		Asset Derivatives
	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$1,431	$11,276

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	—	3,450
Interest rate caps	Interest rate derivatives, at fair value	742	6,563
Total		$2,173	$21,289
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recognized as either increases or decrease to interest expense. The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Amount of gain (loss) recognized in OCI			Amount of gain (loss) reclassified from OCI into income
	2025	2024	Location of gain (loss) reclassified from OCI into income	2025	2024
Derivatives designated as hedging instruments:
For the Three Months Ended September 30,
Interest rate swaps	$(1,547)	$(8,516)	Interest expense	$2,750	$7,210
For the Nine Months Ended September 30,
Interest rate swaps	$(4,093)	$6,434	Interest expense	$8,403	$24,489

				Amount of gain (loss) recognized in income
			Location of gain (loss) recognized in income	2025	2024
Derivatives not designated as hedging instruments:
For the Three Months Ended September 30,
Interest rate swaps			Interest expense	$1,758	$(1,144)
Interest rate cap			Interest expense	$27	$(2,591)
For the Nine Months Ended September 30,
Interest rate swaps			Interest expense	$6,025	$759
Interest rate cap			Interest expense	$524	$1,772
ABS Class F Retention Certificates
The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of September 30, 2025 and December 31, 2024, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $79.0 million, respectively.
The table below presents the outstanding principal balance and estimated fair value of our debt as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	$2,606,245	$2,576,469	$2,572,401	$2,500,760
The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2025
Fair value of real estate assets - impaired at March 31, 2025	$3,129	$—	$—	$3,129
Fair value of real estate assets - impaired at June 30, 2025	$4,192	$—	$—	$4,192
Fair value of real estate assets - impaired at September 30, 2025	$16,133	$—	$—	$16,133

7. Stockholders’ Equity
The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the nine months ended September 30, 2025. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended September 30, 2025 and 2024, the Company issued 102,239 and 104,007 shares of Common Stock, respectively, for equity contributions of $5.4 million and $5.9 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company issued 316,166 and 321,642 shares of Common Stock, respectively, for equity contributions of $16.8 million and $17.3 million, respectively.
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
On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards that were dependent upon the successful completion of an IPO, and as such the remaining outstanding RSUs under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the February 17, 2022, April 11, 2023 and April 3, 2024 RSU awards such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: the date of a successful completion of an IPO, the listing of the Company's Common Stock on a national securities exchange (together, a “Company Listing Event”) or the final time vesting date. During the three and nine months ended September 30, 2025, the Company recognized approximately $2.4 million and $13.8 million, respectively, of non-cash compensation expense related to the accelerated RSU award vesting, which is based on the fair value of the modified awards at the date of modification. The non-cash compensation expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The RSUs granted to non-employee Board members fully vest on the first anniversary of the grant date. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the nine months ended September 30, 2025 and 2024 were an aggregate of $14.5 million and $5.5 million, respectively.
As of September 30, 2025, the number of RSUs granted that are outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2024	663,530		$34,071
Granted	229,371		12,510
Vested	(268,446)	(2)	(10,972)
Forfeited	(3,371)		(197)
Outstanding September 30, 2025	621,084		$35,412
(1)Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.54 for the April 4, 2025 grant, $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant, $30.82 for the May 11, 2020 grant, and $29.85 for the December 10, 2019 grant.
(2)Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 191,340 shares of Common Stock being issued for the nine months ended September 30, 2025, and 73,520 shares of Common Stock being issued for nine months ended September 30, 2024, as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting (1)
February 17, 2026	105,189
April 3, 2026	22,451
April 4, 2026	67,252
April 11, 2026	21,561
April 3, 2027	22,451
April 4, 2027	54,040
April 11, 2027	107,804
April 3, 2028	112,256
April 4, 2028	54,040
April 4, 2029	54,040
621,084
(1)As of September 30, 2025, upon the successful completion of a Company Listing Event or change of control of the Company, 260,200 RSUs would vest immediately, instead of vesting on the final time vesting date according to the schedule above.
For the three months ended September 30, 2025 and 2024, the Company recognized approximately $4.3 million and $1.5 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, the Company recognized approximately $21.5 million and $4.4 million, respectively, of non-cash compensation expense related to the RSUs, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, total unrecognized compensation expense on RSUs was approximately $26.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.59 years.
Performance Share Grants under the 2023 LTIP
In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with an aggregate target of 63,452 performance shares. Vesting of 31,726 of the performance shares was based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio (the “One Year Performance Shares”), and the vesting of 31,726 of the performance shares was based on the net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025 (the “Three Year Performance Shares”). The achievement of the respective metrics would increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. As of December 31, 2024, it was determined that 23,794 One Year Performance Shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. The One Year Performance Shares vest 25% ratably over four years. The Three Year Performance Shares are based on the achievement of net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025, and if the performance metrics are met when the performance period ends on January 1, 2026, the Three Year Performance Shares vest 50% ratably over two years. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock. On June 10, 2025, certain executives granted performance shares were terminated whereby 31,726 Three Year Performance Shares, representing target performance, were deemed to be earned. In connection with the separation and release agreements, a total of 49,572 outstanding and earned performance shares, representing the remaining earned One Year Performance Shares and the Three Year Performance Shares deemed earned, vested on August 4, 2025. During the three and nine months ended September 30, 2025, the Company recognized none and approximately $2.5 million of non-cash compensation expense related to the accelerated performance share vestings, respectively, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
As of September 30, 2025, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares		Value (1)
Outstanding December 31, 2024	23,794		$1,433
Earned	31,726		1,911
Vested	(55,520)	(2)	(3,344)
Forfeited	—		—
Outstanding September 30, 2025	—		$—
(1)Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is earned, which was $60.23 for the shares earned during the year ended December 31, 2023.
(2)Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 26,721 shares of Common Stock being issued for the nine months ended September 30, 2025, as shown on the consolidated statements of stockholders’ equity.
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

Balances
Redeemable noncontrolling interests in the OP, December 31, 2024	$257,454
Net loss attributable to redeemable noncontrolling interests in the OP	(22,426)
Contributions by redeemable noncontrolling interests in the OP	2,106
Distributions to redeemable noncontrolling interests in the OP	(8,764)
Equity-based compensation	26,644
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(1,874)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	5,385
Redeemable noncontrolling interests in the OP, September 30, 2025	$258,525
As of September 30, 2025, the Company held 19,313,987 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 98,584 Class C OP Units, GAF REIT held 155,576 Class C OP Units and the VineBrook Contributors and other Company insiders held 1,645,952 Class C OP Units. As of September 30, 2025, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.
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
On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and November 30, 2020 PI Unit grants that were dependent upon the successful completion of an IPO, and as such the remaining outstanding PI Units under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the May 31, 2021 PI Unit grants such that the awards vested 50% ratably over four years and 50% upon the earlier to occur: the date of the successful completion of an IPO or the final time vesting date. During the three and nine months ended September 30, 2025, the Company recognized approximately zero and $12.0 million of non-cash compensation expense, respectively, related to the accelerated vestings of PI Units, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
PI Unit Grants Under the 2023 LTIP
In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, PI Units have been issued to executives of the Legacy VineBrook Manager. On August 3, 2023, a total of 475,888 PI Units were granted. The PI Units granted on August 3, 2023 were originally scheduled to vest 100% on February 28, 2026. On June 10, 2025, certain executives were terminated by the Company, whereby 100% of the PI Units granted on August 3, 2023 vested on August 4, 2025. During the three and nine months ended September 30, 2025, the Company recognized approximately zero and $7.6 million of non-cash compensation expense, respectively, related to the accelerated vesting of August 3, 2023 PI Unit award, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).
As of September 30, 2025, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2024	813,840	$44,113
Granted	—	—
Vested	(753,697)	(39,774)
Forfeited	(32,439)	(1,790)
Outstanding September 30, 2025	27,704	$2,549
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
The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
December 25, 2025	1,744
February 22, 2026	7,772
April 25, 2026	1,322
February 22, 2027	7,772
April 25, 2027	1,322
February 22, 2028	7,772
27,704
For the three months ended September 30, 2025 and 2024, the OP recognized approximately $0.3 million and $3.5 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, the OP recognized approximately $26.6 million and $10.8 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, total unrecognized compensation expense on PI Units was approximately $1.3 million, and the expense is expected to be recognized over a weighted average vesting period of 1.29 years.
The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Period End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
December 31, 2024	25,377,421	4,720,458	30,097,879
March 31, 2025	25,508,642	4,708,089	30,216,731
June 30, 2025	25,753,592	4,701,870	30,455,462
September 30, 2025	25,857,938	4,714,175	30,572,113
Redeemable Noncontrolling Interests in Consolidated VIEs
As of September 30, 2025, approximately 5,131,636 limited partnership units of the SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2024	$80,711
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(13,328)
Contributions by redeemable noncontrolling interests in consolidated VIEs	4,204
Distributions to redeemable noncontrolling interests in consolidated VIEs	(4,204)
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(253)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	17,080
Redeemable noncontrolling interests in consolidated VIEs, September 30, 2025	$84,210
Noncontrolling Interests in Consolidated VIEs
The following table presents the capital contributions, distributions, and profits and losses allocated to NexPoint Homes Class A common stock, par value $0.01 per share and NexPoint Homes Class I common stock, par value $0.01 not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2024	$6,083
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,825)
Contributions by noncontrolling interests in consolidated VIEs	503
Distributions to noncontrolling interests in consolidated VIEs	(618)
Redemptions by noncontrolling interests in consolidated VIEs	(1,230)
Noncontrolling interests in consolidated VIEs, September 30, 2025	$2,913

9. Redeemable Series A Preferred Stock
The Company has issued 5,000,000 shares of Series A Preferred Stock as of September 30, 2025. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.
The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2024	4,996,000	$122,820
Net income attributable to Redeemable Series A Preferred stockholders	—	6,089
Dividends declared to Redeemable Series A Preferred stockholders	—	(6,089)
Accretion to redemption value	—	506
Redeemable Series A Preferred stock, September 30, 2025	4,996,000	$123,326

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
For the three months ended September 30, 2025 and 2024, the Company expensed advisory fees of approximately $4.2 million and $4.4 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, the Company expensed advisory fees of approximately $12.6 million and $13.0 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2025 and 2024, the Company had $3.3 million and $11.9 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
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
NexBank
The Company and the OP maintain bank accounts with NexBank, a Texas state chartered bank (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that is held at NexBank (in thousands):

	Cash at NexBank
	September 30, 2025	December 31, 2024
VineBrook Portfolio	$19,281	$90
NexPoint Homes Portfolio	1,180	3,727
Total cash at NexBank	$20,461	$3,817
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
NexPoint Homes Transactions
In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of September 30, 2025, these affiliates had contributed approximately $125.7 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of September 30, 2025, the total principal outstanding on the SFR OP Convertible Notes was approximately $93.3 million which is included in notes payable on the consolidated balance sheets. For the three months ended September 30, 2025 and 2024, the SFR OP recorded approximately $1.8 million and $2.0 million of interest expense related to the SFR OP Convertible Notes, respectively. For the nine months ended September 30, 2025 and 2024, the SFR OP recorded approximately $5.6 million and $5.8 million of interest expense related to the SFR OP Convertible Notes, respectively. As of September 30, 2025 and December 31, 2024, approximately $19.6 million and $7.8 million of interest expense, respectively, related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.
As of December 31, 2024, the Company consolidated an approximately $1.1 million loan, net of the provision for loan losses, from the SFR OP to the NexPoint Homes Manager (as defined below) (the “HomeSource Note”). The HomeSource Note bore interest at daily SOFR plus 2.00% and would have matured on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations, LLC (the “HomeSource Investment”). During the year ended December 31, 2024, the NexPoint Homes Manager (as defined below) notified the SFR OP that the NexPoint Homes Manager intended to cease business operations. As such, NexPoint Homes wrote off the entirety of its HomeSource Investment, and the $0.7 million loss was included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024 . During the nine months ended September 30, 2025, the Company received $1.6 million on the HomeSource Note and the $0.5 million reversal of the provision for loan losses is included on the consolidated statements of operations and comprehensive income (loss).
On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three months ended September 30, 2025 and 2024, NexPoint Homes incurred advisory fees of approximately $0.8 million and $0.9 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, NexPoint Homes incurred advisory fees of approximately $2.4 million and $2.7 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2025 and December 31, 2024, NexPoint Homes has $8.7 million and $6.3 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.
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
During the year ended December 31, 2024, approximately $3.4 million in fees were earned by the NexPoint Homes Manager in connection with the NexPoint Homes Management Agreement. Related to the fees earned by the NexPoint Homes Manager, approximately $1.8 million and $1.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and $0.2 million were capitalized to the property basis and included within buildings and improvements on the consolidated balance sheets based on the nature of the fee for the year ended December 31, 2024.
SFR OP Note Payable
On July 10, 2024, the SFR OP as borrower entered into the SFR OP Note Payable III with NREF, an entity that is advised by an affiliate of our Adviser. See Note 5.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into the OSL Loan with OSL See Note 5.
The OSL Loan II
On August 7, 2025, the OP, as borrower, entered into the OSL Loan II with OSL. On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on OSL Loan II. See Note 5.
NexPoint Homes OSL Note
On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, entered into the NexPoint Homes OSL Note with OSL, as lender. See Note 5.

11. Commitments and Contingencies
Commitments
In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2025, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for loss per share:
Net loss	$(40,364)	$(56,091)	$(149,480)	$(138,798)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,023	6,595	6,260
Net income attributable to Redeemable Series B Preferred stock	1,513	—	4,539	—
Net loss attributable to redeemable noncontrolling interests in the OP	(6,057)	(8,413)	(22,426)	(20,820)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,657)	(8,482)	(13,328)	(19,997)
Net loss attributable to noncontrolling interests in consolidated VIEs	(482)	(940)	(1,825)	(2,754)
Net loss attributable to common stockholders	$(33,879)	$(40,279)	$(123,035)	$(101,487)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,821	25,329	25,670	25,221
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	25,821	25,329	25,670	25,221

Earnings (loss) per weighted average common share:
Basic	$(1.31)	$(1.59)	$(4.79)	$(4.02)
Diluted	$(1.31)	$(1.59)	$(4.79)	$(4.02)
(1)For the three months ended September 30, 2025 and 2024, excludes approximately 6,500,318 shares and 5,525,424 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive. For the nine months ended September 30, 2025 and 2024, excludes approximately 6,180,166 shares and 5,493,766 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

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
The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$82,417	$11,612	$94,029	$80,130	$10,526	$90,656
Property operating expenses	20,567	2,326	22,893	19,770	149	19,919
Real estate taxes and insurance	14,796	2,070	16,866	14,643	2,030	16,673
Advisory fees	4,217	794	5,011	4,355	863	5,218
General and administrative expenses	19,974	930	20,904	18,582	2,792	21,374
Depreciation and amortization	25,685	5,514	31,199	24,013	7,341	31,354
Interest expense	30,445	7,099	37,544	34,287	8,081	42,368
Other segment expense/(income) (1)	(2,010)	1,986	(24)	683	9,158	9,841
Segment net loss	$(31,257)	$(9,107)	$(40,364)	$(36,203)	$(19,888)	$(56,091)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$248,428	$32,566	$280,994	$238,412	$34,274	$272,686
Property operating expenses	59,583	6,465	66,048	55,614	3,699	59,313
Real estate taxes and insurance	44,859	7,118	51,977	43,567	7,362	50,929
Advisory fees	12,600	2,365	14,965	12,988	2,676	15,664
General and administrative expenses	90,083	7,173	97,256	57,136	3,495	60,631
Depreciation and amortization	76,858	16,538	93,396	72,029	22,759	94,788
Interest expense	87,294	20,709	108,003	85,698	24,332	110,030
Other segment expense/(income) (1)	(4,932)	3,761	(1,171)	3,331	16,798	20,129
Segment net loss	$(117,917)	$(31,563)	$(149,480)	$(91,951)	$(46,847)	$(138,798)
(1)Other segment expense/(income) includes property management fees, loss on extinguishment of debt, gain (loss) on sales and impairment of real estate, net, investment income, reversal of (provision for) loan losses, loss on forfeited deposits and internalization costs.
The following table presents measures of each segment’s assets and select balance sheet data for the reportable segments (in thousands):

	As of September 30, 2025			As of December 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,514,720	$580,500	$3,095,220	$2,578,820	$630,628	$3,209,448

14. Subsequent Events
The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:
Dispositions
Subsequent to September 30, 2025, the Company disposed of 77 homes in the VineBrook Portfolio that were classified as held for sale as of September 30, 2025 for net proceeds of approximately $10.3 million.
Acquisitions
Subsequent to September 30, 2025, the Company acquired 10 homes in the VineBrook Portfolio for a total purchase price of $2.7 million.
Common and Preferred Dividends
On October 30, 2025, the Company approved a Common Stock dividend of $0.5301 per share for stockholders of record as of October 31, 2025 that was paid on November 3, 2025.
On October 27, 2025, the Company approved a Series A Preferred Stock dividend of $0.40625 per share for stockholders of record as of December 24, 2025, to be paid on January 12, 2026.
On October 27, 2025, the Company approved a Series B Preferred Stock dividend of $0.59375 per share for stockholders of record as of December 26, 2025, to be paid on January 12, 2026.
Homes Classified as Held For Sale Subsequent to September 30, 2025
Subsequent to September 30, 2025, the Company moved 100 homes in the VineBrook Portfolio to held for sale and as of November 4, 2025, 559 homes in total were classified as held for sale.
Barings Loan
On October 17, 2025, the OP, via its indirect subsidiaries, as borrowers, and the Company, as parent guarantor, entered into a loan agreement that provided for a $325.0 million loan (the “Barings Loan”) with Massachusetts Mutual Life Insurance Company, MassMutual Ascend Life Insurance Company and Martello Re Limited, as lenders, which has been fully funded at an original issue discount of 3.0% of the Barings Loan. The Barings Loan is interest-only and matures on October 17, 2030. The Loan bears interest at 5.44% per annum, payable monthly. As of November 4, 2025, the outstanding balance of the Barings Loan was approximately $325.0 million.
JPM Facility
On October 17, 2025, approximately $89.5 million of the proceeds from the Barings Loan was used to fully pay down the JPM Facility.
MetLife Note
On October 17, 2025, approximately $98.3 million of the proceeds from the Barings Loan was used to fully pay down the MetLife Note.
OSL Loan
On October 30, 2025, the Company fully paid off the outstanding principal balance and interest on the OSL Loan.
NAV Determination
On November 7, 2025, in accordance with the Valuation Methodology, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $54.84 as of September 30, 2025. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.
RBC Cap
Subsequent to September 30, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $81.9 million.

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
The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 20,365 homes as of September 30, 2025 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio generally purchases homes to implement a value-add strategy where we acquire, renovate (when appropriate), lease, maintain and otherwise manage single family rental homes primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Through this strategy, we seek to improve rental rates and net operating income (“NOI”) at our homes. In addition to our value-add strategy, Company management has begun to underwrite acquisitions of, and the Company has begun to acquire, newer homes in “built-to-rent” (“BTR”) communities in higher growth submarkets within or complementary to our existing geographic footprint. The NexPoint Homes Portfolio is a reportable segment comprised of 2,076 homes as of September 30, 2025 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a reportable segment that generally purchases newer homes that require less rehabilitation compared to the VineBrook Portfolio. As of September 30, 2025, we, through our OP and its consolidated subsidiaries, owned and operated 22,441 single family rental homes located in 20 states. We are externally advised by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.
On June 10, 2025, the OP entered into the Externalization Agreements with the Evergreen Manager. Pursuant to the Externalization Agreements, the Evergreen Manager will provide property management services to and generally operate the VineBrook Portfolio as well as provide certain asset management, acquisition, disposition and other services previously provided by a subsidiary of the OP. On July 18, 2025, the initial group of properties within the VineBrook Portfolio was transitioned to the Evergreen Manager platform, a second group of properties was transitioned on September 17, 2025 and the final group was transitioned after quarter-end on October 22, 2025. On the Transition Effective Date, all of the Legacy VineBrook Management Agreements will have terminated. As a result of the Management Agreements, on the Transition Effective Date the VineBrook Portfolio will be externally managed by the Evergreen Manager.
The NexPoint Homes Portfolio has transitioned property management to Mynd, as discussed in Note 4 of our consolidated financial statements.
On October 16, 2019, Highland Capital Management, L.P. (“Highland”), a former affiliate of our Adviser, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including NexPoint Advisors, L.P. (“NexPoint”) and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the bankruptcy court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on October 3, 2025. As of the date of this filing, the Bankruptcy Trust Lawsuit bankruptcy court has requested briefing from the parties regarding whether the court continues to have jurisdiction over the Bankruptcy Trust Lawsuit given the assignment of claims from Highland to HMIT. Briefs on this matter are due on November 18, 2025. On February 8, 2023, UBS Securities LLC and UBS AG London (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, including Mr. Dondero, the President of the Adviser, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state-law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
The United States government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The United States government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.
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

Our VineBrook Portfolio
Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of September 30, 2025 and 2024, the VineBrook Portfolio consisted of 20,365 and 20,959 homes, respectively, in 18 states. As of September 30, 2025 and 2024, the VineBrook Portfolio had an occupancy of 94.7% and 95.4%, respectively, and a weighted average monthly effective rent of $1,339 and $1,279, respectively, per occupied home. As of September 30, 2025 and 2024, the occupancy of stabilized homes in our VineBrook Portfolio was 94.6% and 94.9%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,357 and $1,293, respectively. As of September 30, 2025 and 2024, 23.4% and 25.9%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of September 30, 2025.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,722	95.4%	$1,450	2,310	94.8%	$1,471
Dayton	OH	2,694	96.1%	1,344	2,557	96.1%	1,338
St. Louis	MO	1,683	96.1%	1,282	1,138	95.4%	1,308
Columbus	OH	1,597	95.5%	1,404	1,469	95.1%	1,408
Indianapolis	IN	1,396	92.4%	1,268	1,099	93.4%	1,295
Memphis	TN, MS	1,272	92.0%	1,060	913	91.1%	1,063
Kansas City	MO, KS	1,069	95.0%	1,342	832	94.8%	1,351
Birmingham	AL	1,016	95.9%	1,294	668	96.0%	1,306
Columbia	SC	932	90.9%	1,354	611	90.3%	1,372
Jackson	MS	762	96.3%	1,356	630	95.7%	1,365
Milwaukee	WI	744	96.8%	1,423	572	96.0%	1,465
Augusta	GA, SC	618	95.5%	1,312	446	94.8%	1,366
Pensacola	FL	377	91.8%	1,474	215	93.0%	1,424
Greenville	SC	360	96.7%	1,441	265	96.2%	1,503
Portales	NM	350	94.6%	1,230	137	93.4%	1,239
Pittsburgh	PA	318	95.9%	1,237	259	95.0%	1,269
Atlanta	GA	309	90.0%	1,488	117	88.9%	1,541
Montgomery	AL	285	94.4%	1,337	243	93.8%	1,346
Huntsville	AL	272	93.4%	1,339	202	92.6%	1,348
Little Rock	AR	254	91.7%	1,019	240	91.3%	1,018
Omaha	NE, IA	252	96.4%	1,414	235	96.2%	1,421
Raeford	NC	250	94.4%	1,339	167	93.4%	1,367
Triad	NC	216	93.1%	1,402	175	92.0%	1,404
Myrtle Beach	SC	97	93.8%	2,111	91	100.0%	2,250
Sub-Total/Average		19,845	94.7%	$1,339	15,591	94.6%	$1,357
Held for Sale		520	n/a	n/a	n/a	n/a	n/a
Total/Average		20,365	94.7%	$1,339	15,591	94.6%	$1,357
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

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,866	96.2%	$1,360	2,367	95.8%	$1,376
Dayton	OH	2,717	97.1%	1,268	2,559	97.1%	1,264
St. Louis	MO	1,773	94.9%	1,195	1,134	93.5%	1,217
Columbus	OH	1,626	96.0%	1,317	1,488	95.6%	1,319
Indianapolis	IN	1,403	96.7%	1,302	1,087	96.2%	1,318
Memphis	TN, MS	1,331	94.4%	1,080	897	92.9%	1,093
Kansas City	MO, KS	1,086	96.9%	1,338	813	96.4%	1,350
Birmingham	AL	1,035	96.3%	1,290	635	95.3%	1,301
Columbia	SC	949	95.9%	1,418	581	94.7%	1,453
Jackson	MS	802	96.5%	1,255	646	96.1%	1,259
Milwaukee	WI	770	96.4%	1,332	557	95.5%	1,387
Atlanta	GA	655	96.5%	1,631	265	92.8%	1,681
Augusta	GA, SC	635	97.5%	1,237	433	97.0%	1,308
Greenville	SC	376	96.8%	1,356	266	95.9%	1,418
Portales	NM	350	96.0%	1,171	137	91.2%	1,185
Pittsburgh	PA	340	97.4%	1,159	267	97.4%	1,187
Pensacola	FL	300	95.0%	1,461	200	92.5%	1,479
Montgomery	AL	295	94.9%	1,272	242	94.6%	1,290
Huntsville	AL	274	98.5%	1,416	195	97.9%	1,430
Omaha	NE, IA	272	98.9%	1,322	252	99.2%	1,334
Little Rock	AR	260	96.9%	1,072	243	97.1%	1,076
Raeford	NC	250	98.0%	1,272	151	97.4%	1,318
Triad	NC	219	96.8%	1,432	174	96.0%	1,461
Sub-Total/Average		20,584	96.3%	$1,296	15,589	95.7%	$1,309
Held for Sale		220	n/a	n/a	n/a	n/a	n/a
Total/Average		20,804	96.3%	$1,296	15,589	95.7%	$1,309

NexPoint Homes Portfolio
NexPoint Homes is an owner and operator of single-family rental homes. As of September 30, 2025 and 2024, the NexPoint Homes Portfolio consisted of 2,076 and 2,343 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of September 30, 2025 and 2024, the NexPoint Homes Portfolio had an occupancy of approximately 94.7% and 92.4%, respectively, and a weighted average monthly effective rent of $1,797 and $1,713, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of September 30, 2025 and 2024, the number of stabilized homes in the NexPoint Homes Portfolio was 1,992 and 2,158, respectively, the occupancy of stabilized homes was 95.3% and 97.8%, and the weighted average monthly effective rent of stabilized occupied homes was $1,797 and $1,713, respectively. As of September 30, 2025 and 2024, 4.0% and 6.9% of homes in our NexPoint Homes Portfolio were excluded from being stabilized, respectively, because the homes were classified as held for sale.
The table below provides summary information regarding the NexPoint Homes Portfolio as of September 30, 2025:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	325	95.4%	$1,748	325	95.4%	$1,748
Fayetteville	AR	301	92.7%	1,748	301	92.7%	1,748
Little Rock	AR	210	95.2%	$1,497	210	95.2%	$1,497
Atlanta	GA	201	94.5%	2,079	201	94.5%	2,079
San Antonio	TX	190	94.7%	$1,714	190	94.7%	$1,714
Tulsa	OK	153	96.7%	1,717	153	96.7%	1,717
Kansas City	MO, KS	130	97.7%	$2,008	130	97.7%	$2,007
Birmingham	AL	119	94.1%	1,649	119	94.1%	1,649
Huntsville	AL	68	94.1%	$1,914	68	94.1%	$1,914
Charlotte	NC	52	100.0%	1,992	52	100.0%	1,992
Other (1)	AL,FL,KS,TX	243	77.0%	$1,858	243	77.0%	$1,858
Sub-Total/Average		1,992	94.7%	$1,797	1,992	95.3%	$1,797
Held for Sale		84	n/a	n/a	n/a	n/a	n/a
Total/Average		2,076	94.7%	$1,797	1,992	95.3%	$1,797
(1) Contains markets that have less than 50 homes which include Dallas/Fort Worth, Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.
The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	341	90.9%	$1,677	341	90.9%	$1,677
Fayetteville	AR	317	91.5%	1,688	317	91.5%	1,688
Little Rock	AR	210	91.4%	1,433	210	91.4%	1,433
San Antonio	TX	199	91.5%	1,709	199	91.5%	1,709
Atlanta	GA	198	88.9%	2,027	198	88.9%	2,027
Tulsa	OK	158	92.4%	1,652	158	92.4%	1,652
Kansas City	MO, KS	146	96.6%	1,928	146	96.6%	1,928
Birmingham	AL	120	89.2%	1,576	120	89.2%	1,576
Huntsville	AL	70	88.6%	1,828	70	88.6%	1,828
Charlotte	NC	56	98.2%	1,934	56	98.2%	1,934
Memphis	TN, MS	56	92.9%	1,792	56	92.9%	1,792
Dallas/Ft Worth	TX	51	90.2%	2,328	51	90.2%	2,328
Other (1)	AL,FL,KS,TX	169	89.9%	1,804	169	89.9%	1,804
Sub-Total/Average		2,091	91.4%	$1,741	2,091	91.4%	$1,741
Held for Sale		156	n/a	n/a	n/a	n/a	n/a
Total/Average		2,247	91.4%	$1,741	2,091	91.4%	$1,741
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
Property management fees. Property management fees include fees paid to Mynd for managing each property in the NexPoint Homes Portfolio. Following the Internalization of the Legacy VineBrook Manager in 2023, property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization occurred in June 2025. Going forward, property management fees will include fees paid to Evergreen Manager for managing each property in the VineBrook Portfolio.
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
Interest expense. Interest expense primarily includes the cost of interest expense on debt, payments and receipts related to our interest rate derivatives, the change (which may be positive or negative) in fair value of interest rate derivatives not designated as hedges, the amortization of deferred financing costs and the amortization of bond discounts. Certain interest costs are capitalized in accordance with our capitalization policy.
Loss on extinguishment of debt. Loss on extinguishment of debt includes prepayment penalties and defeasance costs, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt and other costs incurred in a debt extinguishment.
Gain/(loss) on sales and impairment of real estate, net. Gain/(loss) on sales and impairment of real estate, net, includes the gain or loss recognized upon sales of homes and impairment charges recorded on real estate assets, including casualty gains or losses incurred on homes. Gain/(loss) on sales of real estate is calculated by deducting the carrying value of the real estate and costs incurred to sell the properties from the sales prices of the homes. Impairment of real estate assets is calculated by calculating the lower of the carrying amount or estimated fair value less estimated costs to sell for held for sale properties. Casualty gains and losses include gains or losses incurred on homes, net of insurance proceeds received, that experience an event such as a natural disaster or fire.
Investment income. Investment income includes interest income from the retained ABS I and ABS II certificates, interest income from money market accounts and interest income from preferred equity investments. See Notes 5, 6 and 10 to our consolidated financial statements.
Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements in the NexPoint Homes Portfolio.

Consolidated Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table sets forth a summary of our consolidated operating results for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Total revenues	$94,029	$90,656	$3,373
Total expenses	(135,106)	(137,118)	2,012
Loss on extinguishment of debt	(533)	(114)	(419)
Gain/(loss) on sales and impairment of real estate, net	582	(10,652)	11,234
Investment income	695	882	(187)
Change in unrealized loss on investments	—	255	(255)
Loss on forfeited deposits	(31)	—	(31)
Net loss	(40,364)	(56,091)	15,727
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,023	175
Net income attributable to redeemable Series B Preferred stock	1,513	—	1,513
Net loss attributable to redeemable noncontrolling interests in the OP	(6,057)	(8,413)	2,356
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,657)	(8,482)	4,825
Net loss attributable to noncontrolling interests in consolidated VIEs	(482)	(940)	458
Net loss attributable to stockholders	$(33,879)	$(40,279)	$6,400
The change in our net loss between the periods primarily relates to an increase in rental income and decreases in general and administrative expenses, advisory fees, interest expense, depreciation and amortization and gain on sales and impairment of real estate, partially offset by increases in property operating expenses, real estate taxes and insurance and property management fees.
Revenues
Rental income. Rental income was $89.4 million for the three months ended September 30, 2025 compared to $88.6 million for the three months ended September 30, 2024, which was an increase of $0.8 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year.
Other income. Other income was $4.6 million for the three months ended September 30, 2025 compared to $2.1 million for the three months ended September 30, 2024, which was an increase of $2.5 million. The increase between the periods was primarily due to the increased adoption of Conservice, a third party utility billing and management company, providing more consistent and better collection of utility fees in the current year.
Expenses
Property operating expenses. Property operating expenses were $22.9 million for the three months ended September 30, 2025 compared to $19.9 million for the three months ended September 30, 2024, which was an increase of $3.0 million. The increase between the periods was primarily due to an increase in utilities and maintenance costs in the three months ended September 30, 2025 associated with the growth in stabilized homes and transition to Conservice for utilities. For the three months ended September 30, 2025 and 2024, turn costs represented approximately 17% and 22%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $16.9 million for the three months ended September 30, 2025 compared to $16.7 million for the three months ended September 30, 2024, which was an increase of $0.2 million. The increase between the periods was primarily due to increases in real estate tax assessments as a result of increases in property valuations, partially offset by dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.
Property management fees. Property management fees were $0.7 million for the three months ended September 30, 2025 compared to $0.2 million for the three months ended September 30, 2024, which was an increase of $0.5 million. The increase between the periods was primarily due to the Externalization of the Legacy VineBrook Manager to the Evergreen Manager on June 10, 2025, and the transition of property management of the NexPoint Homes Portfolio to Mynd on September 19, 2024.
Advisory fees. Advisory fees were $5.0 million for the three months ended September 30, 2025 compared to $5.2 million for the three months ended September 30, 2024, which was a decrease of $0.2 million. The decrease between the periods was primarily due to the decrease in fee earning assets under management for the VineBrook Portfolio and NexPoint Homes Portfolio.
General and administrative expenses. General and administrative expenses were $20.9 million for the three months ended September 30, 2025 compared to $21.4 million for the three months ended September 30, 2024, which was a decrease of $0.5 million. The decrease between the periods was primarily due to decreased salary and payroll related expenses in connection with the reduction in force from the Externalization, partially offset by one-time Externalization transition fees, shared service fees and severance costs. The decrease was also due to a decrease in equity-based compensation costs after the acceleration of PIU vestings, partially offset by increases in equity-based compensation costs related to RSU award grants.
Depreciation and amortization. Depreciation and amortization costs were $31.2 million for the three months ended September 30, 2025 compared to $31.4 million for the three months ended September 30, 2024, which was a decrease of $0.2 million. The decrease between the periods was primarily due to the disposition of homes and movement of homes to be classified as held for sale over the past year, partially offset by the acquisition of homes within the VineBrook Portfolio.
Interest expense. Interest expense was $37.5 million for the three months ended September 30, 2025 compared to $42.4 million for the three months ended September 30, 2024, which was a decrease of $4.9 million. The decrease between the periods was primarily due to decreases in interest on debt as we made pay downs on debt outstanding over the past year and non-cash interest expense related to the change in fair value of derivatives not designated as hedging instruments, partially offset by an increase in non-cash discount amortization. The following table details the various costs included in interest expense for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Gross interest cost	$37,775	$42,972	$(5,197)
Capitalized interest	(231)	(604)	373
Total	$37,544	$42,368	$(4,824)
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.5 million for the three months ended September 30, 2025 compared to $0.1 million for the three months ended September 30, 2024, which was an increase of $0.4 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the three months ended September 30, 2025.
Gain/(loss) on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $0.6 million for the three months ended September 30, 2025 compared to a loss of $10.7 million for the three months ended September 30, 2024, which was an increase of $11.3 million. The increase between the periods was primarily due to a decrease in the homes sold for a loss within the NexPoint Homes Portfolio, an increase in proceeds from homes sold within the VineBrook Portfolio, specifically within the Atlanta market, and a decrease in the number of homes classified as held for sale that had impairment charges booked. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $0.7 million for the three months ended September 30, 2025 compared to $0.9 million for the three months ended September 30, 2024, which was a decrease of $0.2 million. The decrease between the periods was primarily due to a decrease in interest income from money market accounts, partially offset by the increase in interest income from preferred equity investments.
Loss on forfeited deposits. Loss on forfeited deposits was less than $0.1 million for the three months ended September 30, 2025 compared to no loss on forfeited deposits for the three months ended September 30, 2024, which was an increase of less than $0.1 million. The increase between the periods was primarily due to legal fees and other transaction costs associated with the termination of an acquisition agreement within the VineBrook Portfolio during the three months ended September 30, 2025.

Consolidated Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The following table sets forth a summary of our consolidated operating results for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Total revenues	$280,994	$272,686	$8,308
Total expenses	(433,577)	(393,196)	(40,381)
Loss on extinguishment of debt	(886)	(1,488)	602
Gain/(loss) on sales and impairment of real estate, net	2,963	(19,773)	22,736
Investment income	1,966	2,973	(1,007)
Reversal of (provision for) loan losses	500	—	500
Loss on forfeited deposits	(1,440)	—	(1,440)
Net loss	(149,480)	(138,798)	(10,682)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	6,595	6,260	335
Net income attributable to Redeemable Series B Preferred stock	4,539	—	4,539
Net loss attributable to redeemable noncontrolling interests in the OP	(22,426)	(20,820)	(1,606)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(13,328)	(19,997)	6,669
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,825)	(2,754)	929
Net loss attributable to stockholders	$(123,035)	$(101,487)	$(21,548)
The change in our net loss between the periods primarily relates to increases in property operating expenses, real estate taxes and insurance, property management fees, loss on forfeited deposits, general and administrative expenses and investment income, partially offset by increases in rental income and gains on sales and impairment of real estate, as well as decreases in interest expense, depreciation and amortization, advisory fees, and investment income.
Revenues
Rental income. Rental income was $270.6 million for the nine months ended September 30, 2025 compared to $268.1 million for the nine months ended September 30, 2024, which was an increase of $2.5 million. The increase between the periods was primarily due to an increase in stabilized homes and an increase in rental rates over the past year, partially offset by property dispositions.
Other income. Other income was $10.3 million for the nine months ended September 30, 2025 compared to $4.6 million for the nine months ended September 30, 2024, which was an increase of $5.7 million. The increase between the periods was primarily due to the adoption of Conservice, a third party utility billing and management company, providing more consistent and better collection of utility fees in the current year.
Expenses
Property operating expenses. Property operating expenses were $66.0 million for the nine months ended September 30, 2025 compared to $59.3 million for the nine months ended September 30, 2024, which was an increase of $6.7 million. The increase between the periods was primarily due to an increase in turnover, utilities and maintenance costs in the nine months ended September 30, 2025, associated with the growth in stabilized homes and transition to Conservice for utilities. For the nine months ended September 30, 2025 and 2024, turn costs represented approximately 18% and 21%, respectively, of our property operating expenses.
Real estate taxes and insurance. Real estate taxes and insurance were $52.0 million for the nine months ended September 30, 2025 compared to $50.9 million for the nine months ended September 30, 2024, which was an increase of $1.1 million. The increase between the periods was primarily due to increases in real estate tax assessments as a result of increases in property valuations, partially offset by dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.
Property management fees. Property management fees were $1.9 million for the nine months ended September 30, 2025 compared to $1.8 million for the nine months ended September 30, 2024, which was an increase of $0.1 million. The increase between the periods was primarily due to the Externalization and transition of the VineBrook Portfolio property management to the Evergreen Manager on June 10, 2025, and the transition of property management of the NexPoint Homes Portfolio to Mynd on September 19, 2024.
Advisory fees. Advisory fees were $15.0 million for the nine months ended September 30, 2025 compared to $15.7 million for the nine months ended September 30, 2024, which was a decrease of $0.7 million. The decrease between the periods was primarily due to the decrease in fee earning assets under management for the VineBrook Portfolio and the NexPoint Homes Portfolio.
General and administrative expenses. General and administrative expenses were $97.3 million for the nine months ended September 30, 2025 compared to $60.6 million for the nine months ended September 30, 2024, which was an increase of $36.7 million. The increase between the periods was primarily due to increases in equity-based compensation costs related to the acceleration of RSU and PIU vestings, and an increase in legal fees following the Externalization and transition of the VineBrook Portfolio property management to the Evergreen Manager on June 10, 2025. Of the $97.3 million of general and administrative expenses, $17.2 million is related to the Externalization and $13.8 million is related to accelerated RSU award vestings.
Depreciation and amortization. Depreciation and amortization costs were $93.4 million for the nine months ended September 30, 2025 compared to $94.8 million for the nine months ended September 30, 2024, which was a decrease of $1.4 million. The decrease between the periods was primarily due to the disposition of homes and movement of homes to held for sale over the past year, partially offset by the acquisition of homes within the VineBrook Portfolio.
Interest expense. Interest expense was $108.0 million for the nine months ended September 30, 2025 compared to $110.0 million for the nine months ended September 30, 2024, which was a decrease of $2.0 million. The decrease between the periods was primarily due to a decrease in interest on debt as we made pay downs on debt outstanding over the past year, partially offset by an increase in non-cash discount amortization and a decrease in interest rate derivative proceeds. The following table details the various costs included in interest expense for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Gross interest cost	$108,576	$110,867	$(2,291)
Capitalized interest	(573)	(837)	264
Total	$108,003	$110,030	$(2,027)
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.9 million for the nine months ended September 30, 2025 compared to $1.5 million for the nine months ended September 30, 2024, which was a decrease of $0.6 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity for the nine months ended September 30, 2025.
Gain/(loss) on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $3.0 million for the nine months ended September 30, 2025 compared to a loss of $19.8 million for the nine months ended September 30, 2024, which was an increase of $22.8 million. The increase between the periods was primarily due to a decrease in the homes sold for a loss within the NexPoint Homes Portfolio, an increase in proceeds from homes sold within the VineBrook Portfolio, specifically within the Atlanta market, a decrease in the number of homes classified as held for sale that had impairment charges booked and an increase in gain on insurance repairs. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.
Investment income. Investment income was $2.0 million for the nine months ended September 30, 2025 compared to $3.0 million for the nine months ended September 30, 2024, which was a decrease of $1.0 million. The decrease between the periods was primarily due to a decrease in interest income from money market accounts, partially offset by the increase in interest income from preferred equity investments.
Loss on forfeited deposits. Loss on forfeited deposits was $1.4 million for the nine months ended September 30, 2025 compared to no loss on forfeited deposits for the nine months ended September 30, 2024, which was an increase of $1.4 million. The increase between the periods was primarily due to legal fees and other transaction costs associated with the termination of an acquisition agreement within the VineBrook Portfolio and writing off earnest money deposits within the NexPoint Homes Portfolio during the nine months ended September 30, 2025.

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
The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three and nine months ended September 30, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(40,364)	$(56,091)	$(149,480)	$(138,798)
Adjustments to reconcile net loss to NOI:
Advisory fees	5,011	5,218	14,965	15,664
General and administrative expenses	20,904	21,374	97,256	60,631
Depreciation and amortization	31,199	31,354	93,396	94,788
Interest expense	37,544	42,368	108,003	110,030
Loss on extinguishment of debt	533	114	886	1,488
(Gain)/loss on sales and impairment of real estate, net	(582)	10,652	(2,963)	19,773
Investment income	(695)	(882)	(1,966)	(2,973)
Change in unrealized loss on investments	—	(255)	—	—
Reversal of loan losses	—	—	(500)	—
Loss on forfeited deposits	31	—	1,440	—
NOI	$53,581	$53,852	$161,037	$160,603
The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and nine months ended September 30, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure by Portfolio (in thousands):

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook Portfolio	NexPoint Homes Portfolio	Total
Net loss	$(31,257)	$(9,107)	$(40,364)	$(36,203)	$(19,888)	$(56,091)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,217	794	5,011	4,355	863	5,218
General and administrative expenses	19,974	930	20,904	18,582	2,792	21,374
Depreciation and amortization	25,685	5,514	31,199	24,013	7,341	31,354
Interest expense	30,445	7,099	37,544	34,287	8,081	42,368
Loss on extinguishment of debt	445	88	533	114	—	114
(Gain)/loss on sales and impairment of real estate, net	(1,955)	1,373	(582)	1,616	9,036	10,652
Investment income	(582)	(113)	(695)	(792)	(90)	(882)
Change in unrealized loss on investments	—	—	—	(255)	—	(255)
Loss on forfeited deposits	31	—	31	—	—	—
NOI	$47,003	$6,578	$53,581	$45,717	$8,135	$53,852

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook	NexPoint Homes	Total
Net loss	$(117,917)	$(31,563)	$(149,480)	$(91,951)	$(46,847)	$(138,798)
Adjustments to reconcile net loss to NOI:
Advisory fees	12,600	2,365	14,965	12,988	2,676	15,664
General and administrative expenses	90,083	7,173	97,256	57,136	3,495	60,631
Depreciation and amortization	76,858	16,538	93,396	72,029	22,759	94,788
Interest expense	87,294	20,709	108,003	85,698	24,332	110,030
Loss on extinguishment of debt	798	88	886	1,488	—	1,488
(Gain)/loss on sales and impairment of real estate, net	(4,062)	1,099	(2,963)	4,547	15,226	19,773
Investment income	(1,756)	(210)	(1,966)	(2,704)	(269)	(2,973)
Reversal of loan losses	—	(500)	(500)	—	—	—
Loss on forfeited deposits	37	1,403	1,440	—	—	—
NOI	$143,935	$17,102	$161,037	$139,231	$21,372	$160,603
Net Operating Income for Our 2024-2025 Same Home and Non-Same Home Properties for the Three Months Ended September 30, 2025 and 2024
There are 17,390 homes in our 2024-2025 same home pool (our “2024-2025 Same Home” properties). To be included as a “2024-2025 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. Same Home properties for the quarter and nine months ended September 30, 2025 and September 30, 2024 were stabilized by October 1, 2023 and held through September 30, 2025. 2024-2025 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2024-2025 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view 2024-2025 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.
The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2025 and 2024 for our 2024-2025 Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Same Home
Rental income (1)	$67,006	$63,602	$3,404	5.4%
Other income (1)	550	820	(270)	-32.9%
Same Home revenues	67,556	64,422	3,134	4.9%
Non-Same Home
Rental income (1)	22,700	21,637	1,063	4.9%
Other income (1)	3,727	849	2,878	N/M
Non-Same Home revenues	26,427	22,486	3,941	17.5%
Total revenues	93,983	86,908	7,075	8.1%

Operating expenses
Same Home
Property operating expenses (1)	12,076	12,866	(790)	-6.1%
Real estate taxes and insurance	12,864	12,018	846	7.0%
Property management fees (2)	163	—	163	N/M
Same Home operating expenses	25,103	24,884	219	0.9%
Non-Same Home
Property operating expenses (1)	10,771	3,305	7,466	N/M
Real estate taxes and insurance	4,002	4,655	(653)	-14.0%
Property management fees (2)	526	212	314	N/M
Non-Same Home operating expenses	15,299	8,172	7,127	87.2%
Total operating expenses	40,402	33,056	7,346	22.2%

NOI
Same Home	42,453	39,538	2,915	7.4%
Non-Same Home	11,128	14,314	(3,186)	-22.3%
Total NOI	$53,581	$53,852	$(271)	-0.5%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization, which occurred in June 2025.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
2024-2025 Same Home Results of Operations for the Three Months Ended September 30, 2025 and 2024
As of September 30, 2025, our 2024-2025 Same Home properties were approximately 94.9% occupied with a weighted average monthly effective rent per occupied home of $1,382. As of September 30, 2024, our 2024-2025 Same Home properties were approximately 95.0% occupied with a weighted average monthly effective rent per occupied home of $1,293. For our 2024-2025 Same Home properties, we recorded the following operating results for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:
Revenues
Rental income. Rental income was $67.0 million for the three months ended September 30, 2025 compared to $63.6 million for the three months ended September 30, 2024, which was an increase of approximately $3.4 million, or 5.4%. The increase is related to a 6.9% increase in the weighted average monthly effective rent per occupied home.
Other income. Other income was approximately $0.6 million for the three months ended September 30, 2025 compared to approximately $0.8 million for the three months ended September 30, 2024, which was a decrease of approximately $0.2 million, or 32.9%. This decrease was primarily due to the decrease in overall fees charged to single family properties of $0.3 million, partially offset by an increase in overall move out charges of $0.1 million.
Expenses
Property operating expenses. Property operating expenses were $12.1 million for the three months ended September 30, 2025 compared to $12.9 million for the three months ended September 30, 2024, which was a decrease of approximately $0.8 million, or 6.1%. The decrease is primarily related to an increase in resident chargebacks of $2.3 million and decreases in repair and maintenance expense of $0.4 million, in-house turn staff of $0.3 million and payroll expense of $0.3 million, partially offset by an increase in utility expense of $2.5 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $12.9 million for the three months ended September 30, 2025 compared to $12.0 million for the three months ended September 30, 2024, which was an increase of approximately $0.9 million, or 7.0%. The increase is primarily related to an increase in property insurance costs of $0.2 million and an increase in real estate taxes of $0.7 million.
Property management fees. Property management fees were $0.2 million for the three months ended September 30, 2025 compared to no fees for the three months ended September 30, 2024, which was an increase of approximately $0.2 million. The increase is primarily related to an increase in property management fees of $0.2 million related to the Externalization.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Same Home revenues	$67,556	$64,422
Non-Same Home revenues	26,427	22,486
Chargebacks	46	3,748
Total revenues	94,029	90,656

Same Home operating expenses	25,103	24,884
Non-Same Home operating expenses	15,299	8,172
Chargebacks	46	3,748
Total operating expenses	$40,448	$36,804

Net Operating Income for Our Same Home and Non-Same Home Properties for the Nine Months Ended September 30, 2025 and 2024
The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2025 and 2024 for our Same Home and Non-Same Home properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Same Home
Rental income (1)	$199,842	$188,919	$10,923	5.8%
Other income (1)	1,996	2,527	(531)	-21.0%
Same Home revenues	201,838	191,446	10,392	5.4%
Non-Same Home
Rental income (1)	71,129	74,150	(3,021)	-4.1%
Other income (1)	7,560	1,373	6,187	N/M
Non-Same Home revenues	78,689	75,523	3,166	4.2%
Total revenues	280,527	266,969	13,558	5.1%

Operating expenses
Same Home
Property operating expenses (1)	36,265	35,537	728	2.0%
Real estate taxes and insurance	38,672	35,499	3,173	8.9%
Property management fees (2)	163	—	163	N/M
Same Home operating expenses	75,100	71,036	4,064	5.7%
Non-Same Home
Property operating expenses (1)	29,316	18,059	11,257	62.3%
Real estate taxes and insurance	13,305	15,430	(2,125)	-13.8%
Property management fees (2)	1,769	1,841	(72)	-3.9%
Non-Same Home operating expenses	44,390	35,330	9,060	25.6%
Total operating expenses	119,490	106,366	13,124	12.3%

NOI
Same Home	126,738	120,410	6,328	5.3%
Non-Same Home	34,299	40,193	(5,894)	-14.7%
Total NOI	$161,037	$160,603	$434	0.3%
(1)Presented net of resident chargebacks.
(2)Fees incurred to the Manager; following the Internalization, property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization, which occurred in June 2025.
See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”
Same Home Results of Operations for the Nine Months Ended September 30, 2025 and 2024
For our Same Home properties, we recorded the following operating results for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:
Revenues
Rental income. Rental income was $199.8 million for the nine months ended September 30, 2025 compared to $188.9 million for the nine months ended September 30, 2024, which was an increase of approximately $10.9 million, or 5.8%. The increase is related to a 6.9% increase in the weighted average monthly effective rent per occupied home, partially offset by a 57% increase in total chargebacks to residents and a 0.1% decrease in occupancy.
Other income. Other income was approximately $2.0 million for the nine months ended September 30, 2025 compared to approximately $2.5 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.5 million. This decrease was primarily due to the decrease in overall fees charged to single family properties of $0.6 million, partially offset by an increase in overall move out charges of $0.1 million.
Expenses
Property operating expenses. Property operating expenses were $36.3 million for the nine months ended September 30, 2025 compared to $35.5 million for the nine months ended September 30, 2024, which was an increase of approximately $0.8 million, or 2.0%. The increase is primarily related to an increase in repair and maintenance expense of $0.3 million, an increase in utility expense of $5.6 million, an increase in in-house turn staff of $0.1 million, and an increase in other miscellaneous expense of $0.3 million, partially offset by an increase in resident chargebacks of $5.5 million.
Real estate taxes and insurance. Real estate taxes and insurance costs were $38.7 million for the nine months ended September 30, 2025 compared to $35.5 million for the nine months ended September 30, 2024, which was an increase of approximately $3.2 million, or 8.9%. The increase is primarily related to an increase in property insurance costs of $0.7 million and an increase in real estate taxes of $2.5 million.
Property management fees. Property management fees were $0.2 million for the nine months ended September 30, 2025 compared to no fees for the nine months ended September 30, 2024, which was an increase of approximately $0.2 million. The increase is primarily related to an increase in property management fee of $0.2 million related to the Externalization.
The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Same Home revenues	$201,838	$191,446
Non-Same Home revenues	78,689	75,523
Chargebacks	467	5,717
Total revenues	280,994	272,686

Same Home operating expenses	75,100	71,036
Non-Same Home operating expenses	44,390	35,330
Chargebacks	467	5,717
Total operating expenses	$119,957	$112,083

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
Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) investment income, (3) gains or losses on extinguishment of debt, (4) non-cash interest expenses, (5) changes in unrealized gains or losses on investments, (6) reversal of (provision for) loan losses, (7) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (8) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.
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
The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months Ended September 30, 2025 to 2024
	2025	2024	2025	2024	% Change
Net loss attributable to stockholders	$(33,879)	$(40,279)	$(123,035)	$(101,487)	21.2%
Net loss attributable to NCI in the OP	(6,057)	(8,413)	(22,426)	(20,820)	7.7%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(3,657)	(8,482)	(13,328)	(19,997)	-33.4%
Net loss attributable to noncontrolling interest in consolidated VIEs	(482)	(940)	(1,825)	(2,754)	-33.7%
Depreciation and amortization	31,199	31,354	93,396	94,788	-1.5%
Loss/(Gain) on sales and impairment of real estate, net	(582)	10,652	(2,963)	19,773	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(13,458)	(16,108)	(70,181)	(30,497)	N/M

FFO per share - basic	$(0.43)	$(0.54)	$(2.27)	$(1.02)	N/M
FFO per share - diluted	$(0.43)	$(0.54)	$(2.27)	$(1.02)	N/M

Loss on forfeited deposits	31	—	1,440	—	N/M
Investment income	—	488	—	980	N/M
Loss on extinguishment of debt	533	114	886	1,488	-40.5%
Non-cash interest expense	9,737	15,112	27,202	26,045	4.4%
Change in unrealized (gain) loss on investments	—	(255)	—	—	N/M
Reversal of (provision for) loan losses	—	—	(500)	—	N/M
Transaction and other costs	5,039	3,671	12,908	7,236	78.4%
Equity-based compensation expense	4,656	5,114	48,545	15,614	N/M
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	6,538	8,136	20,300	20,866	-2.7%

Core FFO per share - basic	$0.21	$0.27	$0.66	$0.70	-5.7%
Core FFO per share - diluted	$0.20	$0.26	$0.64	$0.68	-5.9%

Recurring capital expenditures	(7,511)	(6,370)	(18,767)	(18,234)	2.9%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(973)	1,766	1,533	2,632	-41.8%

AFFO per share - basic	$(0.03)	$0.06	$0.05	$0.09	-44.4%
AFFO per share - diluted	$(0.03)	$0.06	$0.05	$0.09	-44.4%

Weighted average shares outstanding - basic	31,453	30,012	30,873	29,843
Weighted average shares outstanding - diluted (1)	32,321	30,854	31,850	30,715

Dividends declared per share	$0.5301	$0.5301	$1.5903	$1.5903

Net loss attributable to stockholders per share/unit - diluted	$(1.31)	$(1.59)	$(4.79)	$(4.02)
Net loss attributable to stockholders Coverage - diluted (2)	-2.47x	-3.00x	-3.01x	-2.53x
FFO Coverage - diluted (3)	-0.81x	-1.02x	-1.43x	-0.64x
Core FFO Coverage - diluted (3)	0.38x	0.49x	0.40x	0.43x
AFFO Coverage - diluted (3)	-0.06x	0.11x	0.03x	0.06x
(1)For the three and nine months ended September 30, 2025 and 2024, includes approximately 649,000 shares and 841,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares of the Company and
PI Units not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.
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
The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the three and nine months ended September 30, 2025 and 2024. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total	VineBrook Portfolio	NexPoint Homes Portfolio	Total
Net loss attributable to stockholders	$(29,271)	$(4,608)	$(33,879)	$(30,385)	$(9,894)	$(40,279)
Net loss attributable to redeemable NCI in the OP	(5,697)	(360)	(6,057)	(7,841)	(572)	(8,413)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,657)	(3,657)	—	(8,482)	(8,482)
Net loss attributable to NCI in consolidated VIEs	—	(482)	(482)	—	(940)	(940)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,198	—	2,198	2,023	—	2,023
Net income attributable to Redeemable Series B Preferred stock	1,513	—	1,513	—	—	—
Net Loss	$(31,257)	$(9,107)	$(40,364)	$(36,203)	$(19,888)	$(56,091)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	VineBrook	NexPoint Homes	Total	VineBrook	NexPoint Homes	Total
Net loss attributable to stockholders	$(107,934)	$(15,101)	$(123,035)	$(79,094)	$(22,393)	$(101,487)
Net loss attributable to redeemable NCI in the OP	(21,117)	(1,309)	(22,426)	(19,117)	(1,703)	(20,820)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(13,328)	(13,328)	—	(19,997)	(19,997)
Net loss attributable to NCI in consolidated VIEs	—	(1,825)	(1,825)	—	(2,754)	(2,754)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	6,595	—	6,595	6,260	—	6,260
Net income attributable to Redeemable Series B Preferred stock	4,539	—	4,539	—	—	—
Net Loss	$(117,917)	$(31,563)	$(149,480)	$(91,951)	$(46,847)	$(138,798)
The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the three and nine months ended September 30, 2025 and 2024, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months Ended September 30, 2025 to 2024
	2025	2024	2025	2024	% Change
Net loss attributable to stockholders	$(29,271)	$(30,385)	$(107,934)	$(79,094)	36.5%
Net loss attributable to NCI in the OP	(5,697)	(7,841)	(21,117)	(19,117)	10.5%
Depreciation and amortization	25,685	24,013	76,858	72,029	6.7%
Loss/(gain) on sales and impairment of real estate, net	(1,955)	1,616	(4,062)	4,547	N/M
VineBrook FFO attributable to stockholders and NCI in the OP	(11,238)	(12,597)	(56,255)	(21,635)	N/M

VineBrook FFO per share - basic	$(0.36)	$(0.42)	$(1.82)	$(0.72)	N/M
VineBrook FFO per share - diluted	$(0.36)	$(0.42)	$(1.82)	$(0.72)	N/M

Loss on forfeited deposits	31	—	37	—	N/M
Investment income (1)	1,124	1,321	3,718	3,790	-1.9%
Loss on extinguishment of debt	445	114	798	1,488	-46.4%
Non-cash interest expense	9,587	14,864	26,847	25,796	4.1%
Change in unrealized (gain) loss on investments	—	(255)	—	—	N/M
Transaction and other costs	5,039	3,224	8,779	6,789	29.3%
Equity-based compensation expense	4,547	4,985	48,178	15,225	N/M
VineBrook Core FFO attributable to stockholders and NCI in the OP	9,535	11,656	32,102	31,453	2.1%

VineBrook Core FFO per share - basic	$0.30	$0.39	$1.04	$1.05	-1.0%
VineBrook Core FFO per share - diluted	$0.30	$0.38	$1.01	$1.02	-1.0%

Recurring capital expenditures	(7,511)	(6,369)	(18,767)	(18,234)	2.9%
VineBrook AFFO attributable to stockholders and NCI in the OP	2,024	5,287	13,335	13,219	0.9%

VineBrook AFFO per share - basic	$0.06	$0.18	$0.43	$0.44	-2.3%
VineBrook AFFO per share - diluted	$0.06	$0.17	$0.42	$0.43	-2.3%

Weighted average shares outstanding - basic	31,453	30,012	30,873	29,843
Weighted average shares outstanding - diluted (2)	32,321	30,854	31,850	30,715

Dividends declared per share	$0.5301	$0.5301	$1.5903	$1.5903

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.31)	$(1.59)	$(4.79)	$(4.02)
Net loss attributable to stockholders Coverage - diluted (4)	-2.47x	-3.00x	-3.01x	-2.53x
VineBrook FFO Coverage - diluted (5)	-0.68x	-0.79x	-1.14x	-0.45x
VineBrook Core FFO Coverage - diluted (5)	0.60x	0.72x	0.64x	0.64x
VineBrook AFFO Coverage - diluted (5)	0.11x	0.32x	0.26x	0.27x
(1)Investment income in the table above includes approximately $0.2 million and $0.4 million of interest income from the convertible and promissory notes with NexPoint Homes and the SFR OP, and approximately $0.9 million and $0.9 million of dividend income from the investment in NexPoint Homes for the three months ended September 30, 2025 and 2024, respectively. Additionally, investment income in the table above includes approximately $0.7 million and $1.1 million of interest income from the NexPoint Homes Convertible Notes and approximately $2.8 million and $2.6 million of dividend income from the investment in NexPoint Homes for the nine months ended September 30, 2025 and 2024, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)For the three and nine months ended September 30, 2025 and 2024, includes approximately 649,000 shares and 841,000 shares respectively, related to the assumed vesting of RSUs, performance shares of the Company and PI Units not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.
(3)For the nine months ended September 30, 2025 and 2024, the net loss attributable to stockholders per share/unit (diluted) includes $(0.59) per common share and $(0.16) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.
(5)Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.
The nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024
VineBrook FFO was negative $56.3 million for the nine months ended September 30, 2025 compared to negative $21.6 million for the nine months ended September 30, 2024, which was a decrease of approximately $34.7 million. The change in VineBrook FFO between the periods primarily relates to increases in the VineBrook Portfolio’s general and administrative expenses of $32.9 million, the VineBrook Portfolio’s depreciation and amortization expense of $4.8 million, VineBrook Portfolio's total property operating expenses of $4.0 million and VineBrook Portfolio’s interest expense of $1.6 million, partially offset by an increase in the VineBrook Portfolio’s rental income of $5.0 million and an increase in the VineBrook Portfolio's other income of $5.1 million.
VineBrook Core FFO was $32.1 million for the nine months ended September 30, 2025 compared to $31.5 million for the nine months ended September 30, 2024, which was an increase of approximately $0.6 million. The change in VineBrook Core FFO between the periods primarily relates to decreases in VineBrook FFO of $34.7 million, loss on extinguishment of debt of $0.7 million and VineBrook Portfolio's transaction and other costs of $2.0 million, partially offset by increases in VineBrook Portfolio's non-cash interest expense of $1.1 million and VineBrook Portfolio’s equity based compensation expense of $33.0 million, which are all added back to arrive at VineBrook Core FFO.
VineBrook AFFO was $13.3 million for the nine months ended September 30, 2025 compared to $13.2 million for the nine months ended September 30, 2024, which was an increase of approximately $0.1 million. The change in VineBrook AFFO between the periods primarily relates to an increase to VineBrook Core FFO, partially offset by an increase in the VineBrook Portfolio’s recurring capital expenditures of $0.5 million.
The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 1.9% in VineBrook interest expense (or 1.8% on a per share basis). The weighted average interest rate of debt decreased from 5.6454% as of September 30, 2024 to 5.1174% as of September 30, 2025 for the VineBrook Portfolio, which has contributed to the increase in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into seven interest rate derivative agreements with a combined notional amount of approximately $0.7 billion in order to partially offset the impact of interest rates.

Net Asset Value
The purchase price at which Common Stock may be repurchased in accordance with the terms of the Amended Share Repurchase Plan is generally based on the most recent NAV per share in effect at the time of repurchase, and Common Stock or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.
NAV is calculated in accordance with the Valuation Methodology approved by our Board. Effective for valuations beginning on September 30, 2025, the Adviser calculates a preliminary NAV range by applying capitalization rates (“cap rates”) – low, mid and high – provided by Green Street Advisors, LLC (“Green Street”) for each metropolitan statistical area (“MSA”) in which the VineBrook Portfolio owns properties. The Adviser will apply these cap rates to each property’s projected net operating income over the next twelve months, adjusted for property dispositions and acquisitions (“Forward NOI”), unless the property is a new acquisition (generally acquired within twelve months of the valuation date), in which case the Adviser will apply a discounted cash flow (“DCF”) model. Then the Adviser will layer in other assets and liabilities and make any other adjustments deemed necessary to arrive at a preliminary NAV range that it will recommend to the Pricing Committee. Based on this recommendation, the Pricing Committee will then determine NAV based on the midpoint of the range.
Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis under the treasury stock method. For a description of the previous valuation methodology used to calculate NAV prior to September 30, 2025, see the Company’s Annual Report. The table below illustrates the changes in NAV since September 30, 2024:

Date	NAV per share
September 30, 2024	55.45
December 31, 2024	54.54
March 31, 2025	54.56
June 30, 2025	54.25
September 30, 2025	54.84

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances, sales of homes and debt financing. On October 17, 2025, in connection with the execution of the Barings Loan, we fully paid off the JPM Facility and the MetLife Note, see Notes 5 and 14.
Subsequent to September 30, 2025, the Company paid off $198.0 million of the debt obligations coming due, including the full repayment of the JPM Facility, which had a maturity of October 31, 2025, and the MetLife Note, which had a maturity of January 31, 2026 (see Note 14). The Company has sufficient liquidity to satisfy the remaining $50.0 million of the obligations coming due within 12 months of the financial statement issuance date.
We believe that our available cash, expected operating cash flows, net proceeds from the sale of homes and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following the issuance of these financials. We believe that the various sources of long-term capital, which may include public or private issuances of common equity, preferred equity or debt, draws on our revolving credit facilities, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements in the long-term.
There are a number of factors that may have a material adverse effect on our ability to access capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
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

Cash Flows
The nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024
The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$14,511	$15,483
Net cash provided by investing activities	32,527	67,948
Net cash used in financing activities	(33,562)	(72,458)
Change in cash and restricted cash	13,476	10,973
Cash and restricted cash, beginning of period	84,632	85,620
Cash and restricted cash, end of period	$98,108	$96,593
Cash flows from operating activities. During the nine months ended September 30, 2025, net cash provided by operating activities was $14.5 million compared to net cash provided by operating activities of $15.5 million for the nine months ended September 30, 2024. The change in cash flows from operating activities was primarily due to a decrease in accrued interest payable of $6.9 million, partially offset by an increase in real estate taxes payable of $5.7 million.
Cash flows from investing activities. During the nine months ended September 30, 2025, net cash provided by investing activities was $32.5 million compared to net cash provided by investing activities of $67.9 million for the nine months ended September 30, 2024. The change in cash flows from investing activities was mainly due to decreases in disposition activity within the VineBrook Portfolio, a decrease in net proceeds from sales and an increase in acquisitions, partially offset by an increase in insurance proceeds received and increases in additions to real estate investments.
Cash flows from financing activities. During the nine months ended September 30, 2025, net cash used in financing activities was $33.6 million compared to net cash used in financing activities of $72.5 million for the nine months ended September 30, 2024. The change in cash flows from financing activities was mainly due to a decrease in notes payable proceeds received and an increase in notes payable principal payments made, partially offset by an increase in credit facilities proceeds received and a decrease in credit facilities principal payments made.

Debt, Derivatives and Hedging Activity
Debt
As of September 30, 2025, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.1 billion at a weighted average interest rate of 5.1174% and an adjusted weighted average interest rate of 4.2420%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 1.7397%, representing a weighted average fixed rate for Secured Overnight Financing Rate (“SOFR”), which replaced one-month London Interbank Offered Rate (“LIBOR”) on July 1, 2023, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our combined $0.7 billion notional amount of interest rate swap agreements and interest rate cap agreement, which effectively fixes the interest rate on $0.7 billion of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.
The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of September 30, 2025:

	Type	Outstanding Principal as of September 30, 2025	Interest Rate (1)	Maturity
Warehouse Facility	Floating	—	7.13%	11/3/2025
JPM Facility	Floating	94,433	7.09%	10/31/2025	(2)
JPM Acquisition Facility	Floating	35,654	6.48%	7/9/2027
JPM Term Loan	Floating	484,080	6.03%	9/10/2027
ABS I Loan	Fixed	373,771	4.92%	12/8/2028
ABS II Loan	Fixed	398,775	4.65%	3/9/2029
MetLife Note	Fixed	100,328	3.25%	1/31/2026	(2)
MetLife Term Loan I	Fixed	322,531	4.50%	8/22/2029
MetLife Term Loan II	Fixed	246,843	4.75%	11/4/2029
OSL Loan	Fixed	15,000	9.00%	2/25/2027
TrueLane Mortgage	Fixed	7,688	5.35%	2/1/2028
Crestcore II Note	Fixed	2,408	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,240	5.12%	7/9/2029
Total Outstanding Principal		$2,083,751
(1)Represents the interest rate as of September 30, 2025. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of September 30, 2025 was 4.3076%, daily SOFR as of September 30, 2025 was 4.2400% and one-month term SOFR as of September 30, 2025 was 4.1292%.
(2)Subsequent to September 30, 2025, the JPM Facility and the MetLife Note were paid off in full on October 17, 2025.
In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $522.5 million of debt outstanding at September 30, 2025 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.
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
On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on the Warehouse Facility.
JPM Facility
On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into the $500.0 million JPM Facility. The JPM Facility was secured by equity pledges in VB Three, LLC and its wholly owned subsidiaries and bears interest at a variable rate equal to one-month LIBOR plus 2.75%. The JPM Facility was interest-only and originally matured and was due in full on March 1, 2023. On March 10, 2022, the Company entered into Amendment No. 1 to the JPM Facility, wherein each advance under the JPM Facility will bear interest at daily SOFR plus 2.85%. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. On January 31, 2023, the Company entered into Amendment No. 2 to the JPM Facility, wherein the total facility amount was updated to $350.0 million, and the maturity date was extended to January 31, 2025, which may be extended for 12 months upon submission of an extension request, subject to approval. On March 15, 2023, the Company entered into Amendment No. 3 to the JPM Facility to give the Company credit for pledging an interest rate cap by reducing the interest reserve requirements under the JPM Facility based on the capped rate. On December 26, 2024, the Company entered into Amendment No. 4 to the JPM Facility, wherein the maturity date was extended to April 30, 2025. On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025. On July 28, 2025, the Company entered into Amendment No. 6 to the JPM Facility, wherein the maturity date was extended to October 31, 2025, and the commitment was reduced to the amount equal to the advances outstanding as of the Amendment No. 6 effective date and all repayments will permanently reduce the commitment.
The outstanding balance on the JPM Facility as of September 30, 2025, was approximately $94.4 million. The balance of the JPM Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets. Subsequent to September 30, 2025, the JPM Facility was paid off in full on October 17, 2025.
JPM Acquisition Facility
On June 25, 2025, VB Twelve, LLC, an indirect subsidiary of the Company, entered into the JPM Acquisition Facility for up to $500.0 million. The JPM Acquisition Facility bears interest at the greater of (i) one-month term SOFR or (ii) 3.00% plus 2.35% per annum. The JPM Acquisition Facility is interest-only and matures on July 9, 2027 with a one-year extension option subject to meeting certain criteria, payment of an extension fee and increases in the interest rate spread. The outstanding balance on the JPM Acquisition Facility as of September 30, 2025 is approximately $35.7 million. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
Asset Backed Securitization I
On December 6, 2023, the OP completed a securitization transaction, in connection with which the ABS I Borrower entered into the ABS I Loan Agreement with the ABS I Lender, providing for the ABS I Loan with a total principal balance of approximately $392.2 million. Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A Certificates, (ii) $38.6 million principal amount of Class B Certificates, (iii) $30.8 million principal amount of Class C Certificates, (iv) $43.0 million principal amount of Class D Certificates, (v) $50.1 million principal amount of Class E1 Certificates, (vi) $12.2 million principal amount of Class E2 Certificates, and (vii) $39.1 million Class R Certificates. The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan. The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act of 1933, as amended, and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the Class F Certificates totaling $39.1 million. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility. The balance of the ABS I Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS I Loan is collateralized by 2,682 SFR homes, and as of September 30, 2025, approximately 11.95% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan, is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.
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
The balance of the ABS II Loan, net of unamortized deferred financing costs and debt discount, is included in notes payable on the consolidated balance sheets. The ABS II Loan is collateralized by 2,433 SFR homes, and as of September 30, 2025, approximately 10.84% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan, is segregated into seven tranches, (Components A through F), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $403.7 million. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.
MetLife Note
On January 26, 2021, the Company as guarantor and VB Two as borrower entered into a $125.0 million note with Metropolitan Life Insurance. The MetLife Note was secured by equity pledges in VB Two and its wholly owned subsidiaries and bore interest at a fixed rate of 3.25%. The MetLife Note was interest-only and matured and was due in full on January 31, 2026. As of September 30, 2025, the outstanding balance of the MetLife Note was approximately $100.3 million. The MetLife Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets. Subsequent to September 30, 2025, the MetLife Note was paid off in full on October 17, 2025.
MetLife Term Loan I Facilities
On August 22, 2024, VB Nine and VB Ten as borrowers, entered into the MetLife Term Loan I Facilities with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity and VB Ten Equity of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the
Warehouse Facility. As of September 30, 2025, the outstanding balance of the MetLife Term Loan I Facilities was approximately $322.5 million.
MetLife Term Loan II Facility
On November 4, 2024, VB Eleven, LLC as borrower, entered into MetLife Term Loan II Facility with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029. The Company used $226.8 million of the proceeds to pay down the remaining outstanding amount under the Initial Mortgage. As of September 30, 2025, the outstanding balance of the MetLife Term Loan II Facility was approximately $246.8 million.
The OSL Loan
On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement with OSL. The OSL Loan provides for a 2-year, interest-only loan with a total principal balance of $10.0 million at a 9.0% fixed interest rate and is guaranteed by the Company. On May 5, 2025, the OP used its option to draw an additional $5.0 million on the OSL Loan. As of September 30, 2025, the outstanding balance of the OSL Loan was approximately $15.0 million.
Subsequent to September 30, 2025, the OSL Loan was paid off in full on October 30, 2025.
JPM Term Loan
On September 11, 2025, the OP, as borrower, entered into a credit agreement with JPM, and the lenders party thereto from time to time, including OSL. The JPM Term Loan provides for term loans of $485.0 million, all of which were drawn on September 11, 2025. Borrowings under the JPM Term Loan will generally bear interest at Term SOFR for the interest period plus 1.90%, provided that the Company may elect for the JPM Term Loan to bear interest at (i) the greater of the prime rate, the federal funds effective rate plus 0.5%, and one-month Term SOFR plus 1.0%, in each case, plus 0.90% or (ii) adjusted daily effective SOFR plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. The Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the Warehouse Facility and the OSL Loan II. As of September 30, 2025, the outstanding balance was approximately $484.1 million. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.
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
Interest Rate Derivative Agreements
We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, have entered into five interest rate swap transactions with KeyBank with a combined notional amount of $0.4 billion. As of September 30, 2025, the interest rate swaps we have entered into effectively replace the floating interest rate (daily SOFR) with respect to $0.4 billion of our floating rate mortgage debt outstanding with a weighted average fixed rate of 1.6945%. As of September 30, 2025, interest rate swap agreements effectively covered $0.4 billion, or 119.8%, of our $0.6 billion of floating rate debt outstanding for the VineBrook Portfolio. During the term of these interest rate swap agreements, we are required to make monthly fixed rate payments of 1.6945%, on a weighted average basis, on the notional amounts, while KeyBank is obligated to make monthly floating rate payments based on daily SOFR to us referencing the same notional amounts. For purposes of hedge accounting under ASC 815, Derivatives and Hedging, we have designated some of these interest rate swaps as cash flow hedges of interest rate risk. See Notes 5 and 6 to our consolidated financial statements for additional information.
On April 13, 2022, we paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively caps one-month term SOFR on $300.0 million of our floating rate debt at 1.50%. The interest rate cap expires on November 1, 2025. On June 27, 2025, we paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Royal Bank of Canada with a notional amount of $31.9 million (the “RBC Cap”). On September 29, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $35.9 million. The RBC Cap effectively caps one-month term SOFR on $35.9 million of our floating rate debt at 4.25%. The interest rate caps expire on November 1, 2025 and July 9, 2027, respectively.

Investments in Subsidiaries
As of September 30, 2025, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 20,365 properties in the VineBrook Portfolio and 2,076 properties in the NexPoint Homes Portfolio, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of September 30, 2025, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralize the related debt per the loan agreements. The mortgage loans may be settled from the assets of the below entity or entities to which the loan is made (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	34	$3,400	100%	Yes		$2,226
NREA VB II, LLC	46	4,656	100%	Yes		3,011
NREA VB III, LLC	437	41,713	100%	Yes		28,606
NREA VB IV, LLC	125	12,609	100%	Yes		8,183
NREA VB V, LLC	1,085	70,999	100%	Yes		71,025
NREA VB VI, LLC	103	10,630	100%	Yes		6,742
NREA VB VII, LLC	21	1,987	100%	Yes		1,375
True FM2017-1, LLC	171	17,045	100%	Yes		7,688
VB One, LLC	5,441	743,248	100%	Yes		356,170
VB Two, LLC	1,546	156,057	100%	No	(1)	100,328
VB Three, LLC	1,303	196,149	100%	No	(1)	94,433
VB Five, LLC	113	13,874	100%	Yes		4,648
VB Eight, LLC	103	15,853	100%	Yes		6,742
VB Nine, LLC	1,253	184,627	100%	Yes		162,056
VB Ten, LLC	1,246	183,019	100%	Yes		160,475
VB Eleven, LLC	2,027	188,909	100%	Yes		246,843
VB Twelve, LLC	196	51,878	100%	Yes		35,654
VineBrook Homes Borrower 1, LLC	2,682	393,163	100%	Yes		373,771
VineBrook Homes Borrower 2, LLC	2,433	364,265	100%	Yes		398,775
NexPoint Homes	2,076	621,522	83%	No		410,443
	22,441	$3,275,603				$2,479,194	(2)
(1)Assets held, directly or indirectly, by VB Two, LLC, VB Three, LLC and NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)In addition to the debt allocated to the SPEs noted above, as of September 30, 2025, the OP had approximately $15.0 million of debt not collateralized directly by homes which reflect the amount outstanding on the OSL Loan and NexPoint Homes had approximately $112.1 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes, the SFR OP Note Payable III and the NexPoint Homes OSL Note as of September 30, 2025.

REIT Tax Election and Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the three and nine months ended September 30, 2025 and 2024. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2022.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Impairment
Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the three and nine months ended September 30, 2025, $1.5 million and $2.5 million of impairments on operating properties not held for sale were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss), and no significant impairments on operating properties were recorded during the three and nine months ended September 30, 2024.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation and interest rates), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the JPM Acquisition Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of September 30, 2025, we had total indebtedness of $2.6 billion which was comprised of $0.6 billion of outstanding variable-rate debt. As of September 30, 2025, we had effectively converted 119.8% of these variable rate borrowings to a fixed rate through interest rate swap and interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Annual Report, except as set forth below.
The purchase price at which the shares of our Common Stock may be repurchased under the Amended Share Repurchase Plan and the Common Stock issuable under the DRIP is based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.
The purchase price at which shares of our Common Stock may be repurchased in accordance with the terms of the Amended Share Repurchase Plan and shares of Common Stock issued under our DRIP is generally based on the most recent NAV in effect at the time of repurchase. NAV is calculated in accordance with the Valuation Methodology approved by our Board. The Valuation Methodology generally applies cap rates for each MSA to each property’s Forward NOI to estimate the value of our properties. The Adviser also values our assets and liabilities and makes other adjustments deemed necessary to determine the NAV range recommended to the Pricing Committee. Based on this recommendation, the Pricing Committee will then determine NAV based on the midpoint of the range.
The Valuation Methodology involves a number of estimates and assumptions, including estimates and assumptions underlying the cap rates in each MSA, Forward NOI, the cap rates applied to Forward NOI and that NAV is based on the midpoint of the range. In addition, the Valuation Methodology involves significant judgment regarding such estimates and assumptions, and is subject to certain risks and uncertainties, including that the estimates and assumptions are not accurate or complete and that calculations of Forward NOI and the cap rates in each MSA are estimates and may not incorporate all material information concerning a property’s value. In addition, the Valuation Methodology may be amended at any time at the sole discretion of our Board.
For additional information, see “—Calculations of Forward NOI and cap rates in each MSA may not necessarily correspond to realizable value. In addition, our Valuation Methodology and related policies may be changed at any time at the sole discretion of our Board,” and “—Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event” below.
Calculations of Forward NOI and cap rates in each MSA may not necessarily correspond to realizable value. In addition, our Valuation Methodology and related policies may be changed at any time at the sole discretion of our Board.
In accordance with the Valuation Methodology, Green Street segments each MSA into cap rate bands—low, mid, and high—based on a combination of market data, proprietary analytics, precedent disposition targets, and internal performance benchmarks. Each property’s Forward NOI is then applied to the appropriate cap rate band by the Adviser, taking into account factors such as physical condition, tenant profile, rental competitiveness, and operational efficiency. For new build-to-rent and scattered site acquisitions (generally acquired within twelve months of the valuation date), the Adviser will instead apply a discounted cash flow model. In addition to the home valuations that are a result of cap rates and Forward NOI, the Adviser will layer in other assets and liabilities and make any other adjustments deemed necessary to arrive at a preliminary NAV range. Based off this recommendation, the Pricing Committee then determines NAV based on the midpoint of the range.
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
Further, while Green Street utilizes third-party automated valuation models and proprietary real estate data and calculations, including regarding home values, markets and occupancy, when determining the cap rate bands, and the Adviser considers certain factors about each property when applying Forward NOI of a property with the appropriate cap rate band (low, mid, or high) and in the discounted cash flow model, as applicable, these valuations are estimates and may not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. To the extent that such valuation models, proprietary data, calculations and property-specific factors include assumptions that are inaccurate or do not capture recent market trends, or to the extent that the Company is not able to negotiate a sales price equal to or in excess of the estimated valuation, the difference between the estimated valuation and sale price could be material. There will be no retroactive adjustment in the valuation of such assets, the price we paid to repurchase shares of our Common Stock, the price used to issue shares of our Common Stock in the DRIP or for other agreements or arrangements that contemplate the use of NAV to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price at which such shares of Common Stock may be repurchased by us pursuant to the Amended Share Repurchase Plan and at which shares of Common Stock are issued under the DRIP are generally based on the most recent NAV per share in effect (or, with respect to the DRIP, a percentage thereof),which may be based on a previous calculation period, stockholders may receive less than realizable value for their investment.
Further, our Valuation Methodology and related policies, including frequency of the NAV calculation, may be changed at any time at the sole discretion of our Board.
Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event.
Under the Valuation Methodology, the Adviser applies each property’s Forward NOI with the appropriate cap rate band or, if a new build-to-rent or scattered site acquisition (generally acquired within twelve months of the valuation date), the Adviser will apply a discounted cash flow model to determinate a property’s value.
Actual operating results for a given period may differ from what we originally budgeted for that period or what was included in the Forward NOI or discounted cash flow model used by the Adviser in the Valuation Methodology, which may cause a material increase or decrease in the NAV per share amounts. Further, while we believe the estimates and assumptions used by Green Street and the Adviser, including estimates and assumptions underlying the cap rates in each MSA, Forward NOI, the cap rates applied to Forward NOI and that NAV is based on the midpoint of the range, are reasonable, a change in these assumptions could materially impact the calculation of our NAV. In addition, if there is a material event subsequent to the valuation date but prior to the Pricing Committee’s determination of NAV, such material event may not be reflected in NAV until the next NAV determination. There will be no retroactive adjustment to the NAV, the price we paid to repurchase shares of our Common Stock, the price at which shares of Common Stock are issued under the DRIP or for other agreements or arrangements that contemplate the use of NAV to the extent NAV for a period does not accurately reflect a change in the assumptions underlying the NAV calculation or a material event.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Common Stock
The following table presents information regarding the DRIP that have not been previously disclosed in Current Reports on Form 8-K (dollars in thousands, except per share amounts).

	Common Stock DRIP
Date	Shares Reinvested	Sale Price (1)	Gross Contribution (2)
August 15, 2025	102,239	$52.62	5,380
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

Amended and Restated Share Repurchase Plan
Under the amended and restated share repurchase plan (the “Amended Share Repurchase Plan”), investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock. Under the Amended Share Repurchase Plan, Shares will be repurchased at the then-current NAV per share in effect. The total amount of aggregate repurchases of Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. The Company is not obligated to repurchase any Common Stock under the Amended Share Repurchase Plan and may choose to repurchase only some, or even none, of the Common Stock that have been asked to be repurchased in any particular quarter, in the sole discretion of the Board. On July 28, 2025, the Board determined to suspend share repurchases for an indefinite period. Notwithstanding any suspension of the Amended Share Repurchase Plan, the Board may permit the repurchase of Common Stock held by a stockholder who has died, is deemed to have a qualified disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) or similar extenuating hardship circumstances, subject to the conditions and limitations in the Amended Share Repurchase Plan.

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

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	22,357	54.25	22,357	68,928
Total	22,357	$54.25	22,357	$68,928
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Credit Agreement, dated August 7, 2025, by and among VineBrook Homes Operating Partnership, L.P., as borrower and The Ohio State Life Insurance Company as administrative agent, sole lead arranger, sole bookrunner and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 13, 2025).

10.2*	Second Amendment and Restatement of Promissory Note, dated August 25, 2025, by and between NexPoint SFR Operating Partnership, L.P. and NREF OP IV REIT Sub, LLC.

10.3*
Credit Agreement, dated as of September 11, 2025, by and among VineBrook Homes Operating Partnership, L.P., as parent borrower, VineBrook Homes Trust, Inc., as guarantor, certain subsidiaries thereto, as borrowers, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto from time to time.

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
VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		November 7, 2025
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		November 7, 2025
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)