Form 10-K
period 2025-12-31
VINEBROOK HOMES TRUST, INC.
filed 2026-03-11
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 09, 2026, the registrant had 26,081,929 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location	Dallas, Texas, United States

VineBrook Homes Trust, Inc.

Form 10-K

Year Ended December 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form 10-K”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, our intent to invest in newer homes in built-to-rent (“BTR”) communities in higher growth markets, our intent to sell approximately 4,600 homes over the next 12 months and other plans to satisfy upcoming debt obligations within the next 12 months and the Company’s intent to redeem all outstanding Series B Preferred Stock (as defined below) on or prior to the fourth anniversary of the original issuance date contain forward-looking information and disclosures. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-K are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

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
•
macroeconomic trends including inflation and high interest rates may continue to, and other trends such as tariffs may, adversely affect our financial condition and results of operations;
•
the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Real Estate Advisors V, L.P. (our “Adviser”);
•
our dependence on our Adviser, Evergreen Residential Management, LLC (the “Evergreen Manager”) and their respective affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser, the Evergreen Manager and their respective affiliates and personnel;
•
risks associated with the fluctuation in the net asset value (“NAV”) per share amounts;
•
loss of key personnel of our Adviser;
•
the risk we make significant changes to our strategies in a market downturn, or fail to do so;
•
risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in our assets;
•
risks associated with the Evergreen Manager’s ability to terminate the Management Agreements;
•
risks associated with the Evergreen Manager’s limited operating history;
•
risks associated with acquisitions, including the risk of expanding our scale of operations and acquisitions, which could adversely impact anticipated yields;
•
risks related to increasing property taxes, homeowner’s associations (“HOAs”) fees and insurance costs may negatively affect our financial results;

•
risks associated with our ability to identify, lease to and retain quality residents, including those relating to housing market conditions;
•
risks associated with leasing real estate, including the risks that rents do not increase sufficiently to keep pace with inflation and other rising costs of operations and loss of residents to competitive pressures from other types of properties or market conditions;
•
risks related to governmental laws, executive orders, regulations and rules applicable to our properties or business model/operations that currently exist or that may be passed in the future which may impact operations, costs, revenue or growth;
•
risks relating to the timing and costs of the renovation of properties which have the potential to adversely affect our operating results and ability to make distributions;
•
risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;
•
risks related to our ability to change our major policies, operations and targeted investments without stockholder consent;
•
risks related to climate change and natural disasters;
•
risks related to our use of leverage;
•
risks associated with our substantial current indebtedness and indebtedness we may incur in the future, rising interest rates and the availability of sufficient financing;
•
risks related to failure to maintain our status as a real estate investment trust (“REIT”);
•
risks related to failure of our OP (as defined below) to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
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
•
recent and potential legislative or regulatory tax changes or other actions affecting REITs and other investors in single-family rental housing, including potential limitations on institutional ownership and acquisition of single-family rental homes and on the deductibility of certain items such as interest and depreciation for U.S. Federal income tax purposes;
•
failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels;
•
risks associated with the Highland Bankruptcy (as defined below), including related litigation and potential conflicts of interest; and
•
any of the other risks included under Item 1A, “Risk Factors” in this Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

VineBrook Homes Trust, Inc. was formed on July 16, 2018 as a Maryland corporation, and elected to be taxed as a REIT beginning with its taxable year ended December 31, 2018. Our mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional-quality management. Our investment objectives are to acquire properties with cash flow growth potential, renovate and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. Our investment focus has historically been on the affordable and workforce segments of the housing industry, but we are not precluded from investing in homes in the higher-cost segments of the housing industry. In addition to this historical value-add strategy, we have begun to underwrite acquisitions of, and begun to acquire, newer homes in BTR communities in higher growth submarkets within or complementary to our existing geographic footprint. Our target markets exhibit lower institutional competition, meaningful household formation growth and superior revenue growth relative to national averages as well as the opportunity for us to own enough homes to achieve operating efficiencies and economies of scale. Consistent with our investment objective to provide cash flow growth and value appreciation, we have historically acquired homes at a discount to replacement costs and added value to homes through an intensive rehabilitation program. The BTR communities we have acquired and expect to acquire in the future are generally newer homes that do not require extensive rehabilitation. We believe our investment methodology improves local communities by offering residents choice and access to a superior quality of housing that is clean, safe and affordable, spurring revitalization and further economic growth in our communities.

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

Substantially all of our consolidated assets are owned by, and our operations are conducted through, our operating partnership, VineBrook Homes Operating Partnership, L.P. (our “OP”) and its wholly owned taxable REIT subsidiaries (“TRSs”). This structure is referred to as an umbrella partnership REIT or “UPREIT” structure. We own the majority of the issued and outstanding limited partnership interests of our OP (“OP Units”) and 83.5% of the outstanding shares of Class A common stock, par value $0.01 per share (the “NexPoint Homes Shares”) of NexPoint Homes Trust, Inc. (“NexPoint Homes”). The Company has two reportable segments, VineBrook and NexPoint Homes. The VineBrook reportable segment is the Company’s primary reportable segment comprised of 20,355 homes as of December 31, 2025 (the “VineBrook Portfolio”) which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio is the legacy reportable segment and has historically invested in older homes at below replacement cost and added value to such homes through renovation and enhanced amenities. During 2025, we began investing in newer homes within BTR communities, which have been added to the VineBrook Portfolio. NexPoint Homes is a reportable segment added during 2022 comprised of 2,035 homes as of December 31, 2025, and represents a minority of the Company’s consolidated portfolio and operations (the “NexPoint Homes Portfolio”). The NexPoint Homes Portfolio generally consists of newer homes that require less rehabilitation compared to the historical VineBrook Portfolio. The OP’s substantial ownership in NexPoint Homes, together with other factors, requires us to consolidate the investment in NexPoint Homes under generally accepted accounting principles in the United States (“GAAP”). As of December 31, 2025, we, through our OP and our consolidated subsidiaries, owned and operated 22,390 single-family rental homes located in 21 states.

We believe we are the largest single-family rental (“SFR”) operator specializing in workforce housing in the country. Workforce housing is most commonly described as housing affordable to households earning approximately 60% to 120% of the area median income, and affordable is generally defined as housing costs of less than 30% of gross household income. Based on these definitions, we believe that workforce housing rents range from $1,300 to $2,500 per month. Since the Company’s formation in 2018 through December 31, 2025, the VineBrook Portfolio has experienced a 393% increase in the number of homes owned, which we believe is the largest aggregation of workforce housing in the United States during this period.

We are externally managed by our adviser, NexPoint Real Estate Advisors V, L.P. (our “Adviser”), through an advisory agreement dated November 1, 2018, which was subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”), subject to the authority of our board of directors (our “Board”) over the management of the Company. The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. The Adviser provides investment, asset management, accounting, legal, information technology and investor relations services to the Company.

Upon our formation, the Company acquired through our OP and its subsidiaries our initial portfolio of homes in what we refer to as the “Formation Transaction.” In conjunction with completion of the Formation Transaction, the Company retained VineBrook Homes, LLC (the “Legacy VineBrook Manager”), which was an affiliate of certain limited partners that were sellers (the “VineBrook Contributors”) in the Formation Transaction, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Legacy VineBrook Management Agreements”). On August 3, 2023, we acquired the Legacy VineBrook Manager in a transaction (the “Internalization”) involving the contribution of interests in the Legacy VineBrook Manager by the owners thereof to our OP in exchange for OP Units.

On June 10, 2025, the OP caused certain of its subsidiaries to enter into property management agreements (the “Management Agreements”) with the Evergreen Manager to renovate, lease, maintain, and generally operate the Company’s properties within the VineBrook Portfolio. Pursuant to the Management Agreements, responsibility for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of single-family rental properties transitioned to the Evergreen Manager (the “Externalization”). We refer to October 23, 2025, the date that the last property in the VineBrook Portfolio was transitioned to the Management Agreements, as the “Transition Effective Date.” On the Transition Effective Date, all of the Legacy VineBrook Management Agreements terminated. As a result of the Management Agreements, beginning on the Transition Effective Date, the entire VineBrook Portfolio is externally managed by the Evergreen Manager. The Management Agreements have an initial seven-year term with one-year automatic renewals, unless otherwise terminated. Either party may choose not to renew the Management Agreements at the end of any term by providing at least 90 days’ prior notice and, if terminated by the Company’s subsidiaries, with a payment to the Evergreen Manager equal to fees under the Management Agreements for 90 days after termination. Certain special purpose limited liability companies (“SPEs”) owned by the OP from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold.

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

2025 Highlights

Key highlights and transactions completed in 2025 include the following:

•
Externalization: On June 10, 2025, the Company caused certain of its subsidiaries to enter Management Agreements with the Evergreen Manager, whereby the day-to-day management, leasing, maintenance, operation and other responsibilities customary for the management of single-family rental properties began the transition to the Evergreen Manager. Upon the Transition Effective Date, the entire VineBrook Portfolio became externally managed by Evergreen Manager. Additionally, the Company caused certain of its subsidiaries to enter Asset Management Agreements (as defined below) with the Asset Manager (as defined below) and a Development Services Agreement (as defined below) with the Service Provider (as defined below). Pursuant to these agreements, the Asset Manager is to provide asset management, operation, accounting support, leasing, repair and turnover scope of work and property accounting services as well as disposition services, and the Service Provider is to provide identification, sourcing, inspection and acquisition of properties on behalf of the OP. Effective January 1, 2026, four Legacy Manager employees remained, with all remaining legacy employees having been hired by either the Evergreen Manager, our Advisor or discharged.
•
JPM Acquisition Facility: On June 25, 2025, VB Twelve, LLC, an indirect subsidiary of the Company, entered into a loan and security agreement with JPM, as lender, providing for an uncommitted facility for up to $500.0 million. The facility bears interest at the greater of (i) one-month term SOFR or (ii) 3.00% plus 2.35% per annum. Proceeds from the facility are primarily used to acquire newer homes in BTR communities for the VineBrook Portfolio. The facility is interest-only and matures on July 9, 2027 (the “JPM Acquisition Facility”).
•
JPM Term Loan: On September 11, 2025, the OP, as borrower, entered into a credit agreement with JPM, and the lenders party thereto from time to time, for term loans of $485.0 million (the “JPM Term Loan”). Borrowings under the JPM Term Loan will generally bear interest at the term secured overnight financing rate (“SOFR”) for the interest period plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. The Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the Warehouse Facility and the OSL Loan II.
•
Barings Term Loan: On October 17, 2025, the OP, via its indirect subsidiaries, as borrowers, and the Company, as parent guarantor, entered into a loan agreement that provided for a $325.0 million loan with Massachusetts Mutual Life Insurance Company, MassMutual Ascend Life Insurance Company and Martello Re Limited, as lenders, which has been fully funded at an original issue discount of 3.0% for a 5-year, interest only loan. The borrowing bears interest at a fixed rate of 5.44% and the loan matures on October 17, 2030 (the “Barings Term Loan”). The Company used the proceeds from the Barings Term Loan to fully repay the outstanding balances of the JPM Facility (as defined below) and the MetLife Note (as defined below).
•
Acquisitions & Dispositions: During the year ended December 31, 2025, the Company, through the OP, strategically disposed of 884 homes and acquired 435 BTR homes in the VineBrook Portfolio. Details of our 2025 dispositions and acquisitions are in the table below (dollars in thousands):

	Dispositions		Acquisitions
Market	Sale Price	# of Homes	Purchase Price	# of Homes
Cincinnati	$19,139	157	$—	—
Dayton	2,320	25	—	—
St. Louis	9,471	110	—	—
Columbus	3,284	25	—	—
Indianapolis	1,729	15	15,474	54
Memphis	3,589	44	—	—
Kansas City	2,206	21	—	—
Birmingham	2,819	29	—	—
Columbia	3,050	21	—	—
Jackson	2,689	46	—	—
Milwaukee	2,924	26	—	—
Augusta	2,770	30	—	—
Pensacola	—	—	18,501	77
Greenville	3,139	19	—	—
Pittsburgh	2,131	29	—	—
Atlanta	55,522	242	—	—
Montgomery	1,242	14	—	—
Huntsville	234	2	—	—
Little Rock	651	8	—	—
Omaha	1,971	15	—	—
Triad	924	6	—	—
Myrtle Beach	—	—	26,988	97
Nashville	—	—	25,184	105
Phoenix	—	—	39,578	102
Total	$121,804	884	$125,725	435
•
Dividends: We declared dividends totaling approximately $55.9 million, or $2.1204 per share, during the year ended December 31, 2025. Our annual dividend of $2.1204 for 2025 equates to a 3.9% yield based on our NAV per share of $54.88 as of December 31, 2025.
•
Results of Operations and Non-GAAP Measures: For the year ended December 31, 2025 and 2024, respectively, we reported net loss, net loss attributable to the NexPoint Homes Portfolio and the VineBrook Portfolio, net operating income (“NOI”) for the NexPoint Homes Portfolio and the VineBrook Portfolio, and funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) for the VineBrook Portfolio (dollars in thousands) as follows:

		For the Year Ended December 31,		2025 to 2024
		2025	2024	$ Change	% Change
Net loss		$(193,279)	$(194,409)	$1,130	(0.6)%
Net (loss)/income attributable to NexPoint Homes Portfolio		(43,783)	(71,771)	27,988	(39.0)%
Net (loss)/income attributable to VineBrook Portfolio		(149,496)	(122,638)	(26,858)	21.9%
NexPoint Homes Portfolio NOI	(1)	22,789	25,153	(2,364)	(9.4)%
VineBrook Portfolio NOI	(1)	191,430	187,245	4,185	2.2%
VineBrook Portfolio FFO	(1)	(69,162)	(32,944)	(36,218)	109.9%
VineBrook Portfolio Core FFO	(1)	36,484	37,691	(1,207)	(3.2)%
VineBrook Portfolio AFFO	(1)	16,459	13,847	2,612	18.9%

(1)
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI for the NexPoint Homes Portfolio and NOI, FFO, Core FFO and AFFO provided above for the VineBrook Portfolio, including reconciliations to consolidated net income/(loss). Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the non-GAAP measures of NOI, FFO, Core FFO and AFFO on a consolidated basis.
•
Same Home Growth: There are 17,234 homes in our same home pool for the years ended December 31, 2025 and 2024 (our “2024-2025 Same Home properties”). To be included as a “2024-2025 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. For our 2024-2025 Same Home properties, we recorded the following operating metrics for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

	For the Year Ended December 31,		2025 to 2024
Operating Metric	2025	2024	% Change
Occupancy (1)	95.0%	96.3%	-1.3%
Average Effective Monthly Rent Per Occupied Home (2)	$1,316	$1,310	0.5%
Rental income (in thousands)	$262,639	$257,072	2.2%
Other income (in thousands)	$3,153	$2,573	22.5%
NOI (in thousands)	$171,444	$160,631	6.7%

(1)
Occupancy is calculated as the number of homes occupied as of December 31 for the respective year, divided by the total number of homes available for occupancy, expressed as a percentage.
(2)
Average effective monthly rent per occupied home is equal to the average of the contractual monthly rent for occupied homes as of December 31 for the respective year.
•
Cash Position and Capital Resources: On December 31, 2025, we had $145.2 million of cash on our balance sheet, of which $95.0 million was unrestricted. We believe we have adequate cash on hand, in addition to our expected cash flows from operations, net proceeds from the sale of homes, as well as sufficient access to capital from debt capital markets, to meet our near-term obligations, service our debt, pay distributions at the current level and fund our rehabilitation program.

Our VineBrook Portfolio Adviser

Our Adviser is an affiliate of NexPoint Real Estate Advisors, L.P. (“NREA”), which is wholly owned by NexPoint Advisors, L.P. (“NexPoint”). NREA was formed to manage real estate investments for NexPoint managed companies, funds and accounts. The NREA real estate team is led by Matt McGraner. Pursuant to the Advisory Agreement, our Adviser manages our business operations, subject to the authority of our Board. Additionally, certain employees of our Adviser serve on our Board and as our officers.

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

For the years ended December 31, 2025, 2024 and 2023, the VineBrook Portfolio incurred advisory fees and expenses payable or reimbursable by our Adviser and its affiliates of approximately $16.9 million, $17.3 million and $19.0 million, respectively.

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

Our VineBrook Portfolio Manager and the Externalization

On June 10, 2025, the OP caused certain of its subsidiaries to enter into the Management Agreements with the Evergreen Manager to renovate, lease, maintain, and generally operate the Company’s properties within the VineBrook

Portfolio. On the Transition Effective Date, all of the Legacy VineBrook Management Agreements were terminated. As a result of the Management Agreements, as of the Transition Effective Date, the VineBrook Portfolio is now externally managed by the Evergreen Manager. Under the Management Agreements, monthly in arrears, the Evergreen Manager is entitled to (1) a property management fee equal to 2.5% of collected rents, (2) a shared services agreement fee that shall not exceed the greater of 6.0% of collected rents and $75 per property, less any property management fee paid, (3) a major repair and maintenance fee of 10% of expenses for projects with an individual expense equal to or greater than $5,000 or an aggregate expense equal or greater than $10,000, subject to a maximum of $3,500, (4) new lease commissions equal to the greater of 40% of first-month’s rent or $600, and (5) renewal lease commission equal to the greater of 40% of first-month’s rent and $600. The Evergreen Manager is also entitled to other repair, maintenance, vacancy and turnover fees on a per property basis. The Management Agreements have an initial seven-year term with one-year automatic renewals, unless otherwise terminated. Either party may choose not to renew the Management Agreement at the end of any term by providing at least 90 days’ prior notice and, if terminated by the subsidiary of the OP, with a payment to the Evergreen Manager equal to fees under the Management Agreement for 90 days after termination.

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

Also on June 10, 2025, the OP, the Evergreen Manager and the Service Provider entered into a letter agreement (the “Letter Agreement”) to set forth certain agreements among the parties related to the Externalization, including certain termination rights and fees in the Management Agreements and the Development Services Agreement described above. Pursuant to the Letter Agreement, the OP paid $1.75 million to the Evergreen Manager on July 21, 2025, the date the first property was transitioned to a Management Agreement and paid an additional $1.75 million on September 5, 2025, the amounts paid to the Evergreen Manager are included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). In addition, the OP issued Class C OP Units with a value of $5.0 million as of December 29, 2025.

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

VineBrook REIT Structure Chart

Numerous investors each owning less than 20%
PUBLIC HOLDERS
NexPoint Real Estate Advisors V, L.P. (DE)
Advisory Agreement
Board of Directors:
Ed Constantino
Jim Dondero (chairman)
Scott Kavanaugh
Art Laffer
Brian Mitts
Carol Swain
Cathie Wood
VineBrook Homes Trust, Inc. (MD)
REIT
NexPoint Diversified Real Estate Trust (DE)
100%
Other Partners
NexPoint Real Estate Opportunities, LLC (DE)
100%
VineBrook Homes OP GP, LLC (DE)
Class A OP Units
Class C OP Units
100% GP Interest
Class B OP Units
VineBrook Homes Operating Partnership, LP (DE)
Evergreen Residential Management, LLC ("Evergreen Manager")
100%
Management Agreements
VineBrook Holding Companies and SPEs
100%
VineBrook Portfolio Properties

Our Operating Partnership

Management. Pursuant to the OP LPA, management of the business and affairs of the OP is exclusively vested in the general partner of the OP (the “OP GP”), which is a wholly owned subsidiary of the Company.

Ownership Interests and Related Rights. As of December 31, 2025, there were three classes of OP Units outstanding: Class A, Class B and Class C. As of December 31, 2025, there were a combined 22,923,950 Class A, Class B and Class C OP Units, of which 17,861,199 Class A OP Units, or 77.9% of total outstanding OP Units, were owned by the Company, 2,814,062 Class B OP Units, or 12.3% of total outstanding OP Units, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 99,577 Class C OP Units, or 0.4% of total outstanding OP Units, were owned by NRESF REIT Sub, LLC (“NRESF”), 157,144 Class C OP Units, or 0.7% of total outstanding OP Units, were owned by GAF REIT, LLC (“GAF REIT”) and 1,991,968 Class C OP Units, or 8.7% of total outstanding OP Units, were owned by limited partners that were sellers in the Formation Transaction, former employees of the Legacy VineBrook Manager, the Evergreen Manager, or Company insiders. NREO, NRESF and GAF REIT are affiliates of our Adviser. The OP LPA generally provides that Class A OP Units and Class B OP Units will each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP (the “Partnership Board”), and that the Class C OP Units will have no voting power. Where greater than 50.0% of the voting power of the OP Units is required pursuant to the OP LPA, the voting power of both the Class A OP Units and Class B OP Units, which each have 50.0% of the voting power, is required.

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

Partnership Board. Paul Richards, our Chief Financial Officer, Assistant Secretary and Treasurer, is the sole director of the Partnership Board. The removal and election of directors to the Partnership Board requires the vote or consent of the holders of a majority of the voting power of the OP Units. As of December 31, 2025, the Company had 50.0% of the voting power and an 77.9% economic interest in the OP and NREO had 50.0% of the voting power and an 12.3% economic interest in the OP. As a result, the makeup of the Partnership Board will be determined by the mutual consent of the Company and NREO, an affiliate of our Adviser. Mr. Dondero, a director and the former Chief Executive Officer and President of the Company, continues to be affiliated with our Adviser as he is the sole member of the general partner of NexPoint, the ultimate parent of our Adviser. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to the OP Units beneficially owned by NexPoint which includes the units held by NREO. The OP LPA also provides that the size of the Partnership Board may be increased by the affirmative vote or consent of holders of the majority of the voting power of the OP Units. The Partnership Board has exclusive authority to select, remove and replace the OP GP at any time and no other authority.

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

Our VineBrook Portfolio

As of December 31, 2025, our homes within the VineBrook Portfolio average approximately 1,339 square feet with three bedrooms and one and a half bathrooms. Our homes benefit from high occupancy and low turnover rates due to our extensive renovation process, institutional third-party management and high focus on resident customer experience. As of December 31, 2025, 93.0% of our VineBrook Portfolio is comprised of standalone units, with only 7.0% of properties stemming from duplexes, triplexes, quad-plexes, villas, townhouses, courtyards and condominiums. As of December 31, 2025, excluding held for sale units, 1,085 homes in our VineBrook Portfolio (5.3% of our VineBrook Portfolio) were unoccupied and in make-ready turnover. Vacant homes that have not undergone the Company’s rehabilitation program are categorized as “in rehabilitation”. While in rehabilitation, vacant homes undergo the Company’s initial rehabilitation program. Rehabilitated homes that are in between residents are categorized as “make-ready turnover” until re-leased. While in the make-ready turnover category, homes are returned to their original rehabilitated state. Occupied homes, regardless of rehabilitation status, are categorized as “occupied.” As of December 31, 2025, the average length of leases in our VineBrook Portfolio was 12 months and the average remaining length of leases in our VineBrook Portfolio was 7 months. We believe our turnover rate, or the rate calculated as a percentage on an annualized basis at which existing residents choose to not renew their lease upon expiration, is low (our renewal rate was 85.0% as of December 31, 2025 for our VineBrook Portfolio) because of our third-party institutional management, home condition, resident customer experience, affordable pricing and available amenities not found in other single-family rental properties, including a large number of employees and 24/7 support. As of December 31, 2025, the average age of the homes in our VineBrook Portfolio is 60 years, which we believe is materially similar to the average age of homes in the markets in which we operate.

The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2025:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,704	95.6%	$1,384	2,296	95.6%	$1,405
Dayton	OH	2,685	94.9%	1,274	2,553	94.7%	1,266
St. Louis	MO	1,669	95.8%	1,230	1,138	95.4%	1,250
Columbus	OH	1,584	95.9%	1,346	1,457	95.7%	1,346
Indianapolis	IN	1,416	93.2%	1,288	1,098	96.6%	1,347
Memphis	TN, MS	1,231	92.4%	1,075	889	90.8%	1,070
Kansas City	MO, KS	1,065	96.1%	1,364	835	95.9%	1,373
Birmingham	AL	1,006	95.6%	1,297	669	95.1%	1,302
Columbia	SC	921	96.7%	1,454	617	97.1%	1,487
Jackson	MS	753	95.6%	1,291	621	95.7%	1,304
Milwaukee	WI	740	96.6%	1,381	568	96.7%	1,425
Augusta	GA, SC	616	94.6%	1,240	446	94.2%	1,285
Pensacola	FL	377	88.3%	1,408	220	91.8%	1,402
Greenville	SC	350	96.6%	1,387	258	96.1%	1,439
Portales	NM	350	94.9%	1,162	146	95.2%	1,167
Pittsburgh	PA	317	91.8%	1,131	258	93.0%	1,173
Montgomery	AL	282	94.0%	1,259	241	92.9%	1,254
Huntsville	AL	270	92.6%	1,330	203	92.6%	1,349
Raeford	NC	250	92.8%	1,241	169	91.1%	1,245
Omaha	NE, IA	249	96.0%	1,355	233	96.1%	1,366
Little Rock	AR	248	92.3%	1,030	234	91.9%	1,030
Atlanta	GA	217	79.3%	1,338	85	85.9%	1,507
Triad	NC	214	91.6%	1,386	173	90.2%	1,384
Nashville	TN	105	95.2%	1,823	2	100.0%	1,899
Phoenix	AZ	102	71.6%	1,849	78	93.6%	2,418
Myrtle Beach	SC	97	83.5%	1,883	92	88.0%	1,985
Sub-Total/Average		19,818	94.5%	$1,307	15,579	94.9%	$1,325
Held for Sale		537	n/a	n/a	n/a	n/a	n/a
Total/Average		20,355	94.5%	$1,307	15,579	94.9%	$1,325

Occupancy is calculated as the number of homes occupied as of the respective period end divided by the total number of homes, expressed as a percentage. Single-family properties that we acquire are classified as either stabilized or non-stabilized. Consistent with the National Rental Home Council’s definition, a property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Additionally, according to the National Rental Home Council, a property acquired and deemed to not be in need of an upfront renovation may be added to or withheld from the stabilized portfolio based on management’s discretion. Historically, we have generally purchased the majority of our properties in bulk and have not considered them stabilized on acquisition if we cannot confirm that each property in the acquired portfolio is not in need of an upfront renovation. More recently, the Company has also acquired homes within newer BTR communities, which are generally deemed to not be in need of an upfront renovation and considered stabilized once leased after the Company's acquisition. Since stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of December 31, 2025, a total of 23.5% of our VineBrook Portfolio was excluded from being classified as stabilized homes because the homes were purchased with residents in place, remained occupied as of December 31, 2025 and could not become stabilized until the tenants moved out. As of December 31, 2025, on average, homes in the VineBrook Portfolio were in rehabilitation for 182 days and the average length of time from acquisition to stabilization, excluding homes that were purchased tenant-occupied, is 189 days.

The NexPoint Homes Portfolio

NexPoint Homes owns and operates single-family rental homes for lease in the Sunbelt region of the United States and generally purchases newer homes that require less rehabilitation compared to the historical VineBrook Portfolio. Over time, VineBrook may purchase some or all of the NexPoint Homes Portfolio or may seek to monetize its investment in NexPoint Homes through a sale of its interest or other transaction. As of December 31, 2025, the OP owned approximately 83.5% of the outstanding NexPoint Homes Shares. The OP’s substantial ownership in NexPoint Homes, together with other factors, requires us to consolidate the investment in NexPoint Homes under GAAP.

As of December 31, 2025, the NexPoint Homes Portfolio consisted of 2,035 single-family rental homes primarily located in the midwestern and southeastern United States. As of December 31, 2025, the NexPoint Homes Portfolio had occupancy of approximately 94.2% with a weighted average monthly effective rent of $1,774 per occupied home. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period greater than 30 days. As of December 31, 2025, 1,926 homes in the NexPoint Homes portfolio were stabilized, the occupancy of stabilized homes was 94.2%, and the weighted average monthly effective rent of stabilized occupied homes was $1,774.

The table below provides summary information regarding our NexPoint Homes Portfolio as of December 31, 2025:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	318	95.0%	$1,733	318	95.0%	$1,733
Fayetteville	AR	301	93.4%	1,730	301	93.4%	1,730
Little Rock	AR	210	97.6%	1,496	210	97.6%	1,496
Atlanta	GA	199	95.5%	2,035	199	95.5%	2,035
San Antonio	TX	184	95.1%	1,676	184	95.1%	1,676
Tulsa	OK	147	94.6%	1,705	147	94.6%	1,705
Birmingham	AL	115	96.5%	1,610	115	96.5%	1,610
Kansas City	MO, KS	102	89.2%	2,045	102	89.2%	2,045
Huntsville	AL	67	95.5%	1,892	67	95.5%	1,892
Charlotte	NC	52	98.1%	2,015	52	98.1%	2,015
Other (1)	AL,FL,KS,TX	231	74.5%	1,864	231	74.5%	1,864
Sub-Total/Average		1,926	94.2%	$1,774	1,926	94.2%	$1,774
Held for Sale		109	n/a	n/a	n/a	n/a	n/a
Total/Average		2,035	94.2%	$1,774	1,926	94.2%	$1,774
(1)
Contains markets that have less than 50 homes which include Dallas/Fort Worth, Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.

Investment Objectives and Strategy

Our mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional-quality management. Our investment objectives are to acquire properties with cash flow growth potential, renovate and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. We typically acquire homes in locations where we believe we can contribute to revitalizing the surrounding community. In addition, we have expanded our strategy to include the acquisition of newer BTR communities that are designed to generate stable cash flows with lower ongoing capital expenditure requirements. We believe we can accomplish our mission and achieve our investment objective through active portfolio management that delivers high quality service and increases resident satisfaction, which we believe will allow us to maintain stable cash flow and achieve value appreciation across both the VineBrook Homes Portfolio and the NexPoint Homes Portfolio. Our target markets exhibit lower institutional competition, meaningful household formation growth and superior revenue growth relative to national averages as well as the opportunity for us to own enough homes to achieve operating efficiencies and economies of scale. Our target markets for the VineBrook Portfolio include the following metropolitan statistical areas or MSAs: Cincinnati (OH, KY), Dayton (OH), Columbus (OH), St. Louis (MO), Indianapolis (IN), Birmingham (AL), Kansas City (MO, KS), Memphis (TN, MS), Montgomery (AL), Pittsburgh (PA), Greenville (SC), Columbia (SC), Huntsville (AL), Milwaukee (WI), Omaha (NE, IA), Little Rock (AR), Jackson (MS), Augusta (GA, SC), Atlanta (GA), Pensacola (FL), Raeford (NC), Portales (NM), Triad (NC), Nashville (TN), Myrtle Beach (SC) and Phoenix (AZ). Our target markets for the NexPoint Homes Portfolio include the following metropolitan statistical areas or MSAs: Atlanta (GA), Birmingham (AL), Charlotte (NC), Fayetteville (AR), Huntsville (AL), Kansas City (MO, KS), Little Rock (AR), Oklahoma City (OK), San Antonio (TX) and Tulsa (OK). We, in consultation with our Adviser, regularly monitor and stress-test each market, the VineBrook Portfolio and the NexPoint Homes Portfolio as a whole under various scenarios, enabling us to make informed and proactive investment decisions.

Net Asset Value (“NAV”)

We periodically compute net asset value per share (“NAV”) for numerous purposes, including determining the number of shares of our Common Stock to be issued under our dividend reinvestment plan (the “DRIP”) and the price to be paid for shares of our Common Stock that we repurchase. NAV is calculated in accordance with the valuation methodology (the “Valuation Methodology”) approved by our Board. Our net assets are primarily comprised of our properties, debt and preferred equity. Other assets and liabilities included in our net asset valuation include cash, accounts payable, among others, and exclude intangible assets and liabilities. As further described below, our Adviser recommends our NAV to the pricing committee of the Board (the “Pricing Committee”). Based on this recommendation, the Pricing Committee determines our NAV. For purposes of calculating NAV, we do not consider NexPoint Homes to be a consolidated investment.

Current Valuation Methodology

Effective for valuations beginning on September 30, 2025, the Company implemented the Valuation Methodology approved by the Board. Under the Valuation Methodology, the Adviser calculates a preliminary NAV range by applying capitalization rates (“cap rates”)—low, mid, and high—provided by Green Street Advisers, LLC (“Green Street”) for each Metropolitan Statistical Area (“MSA”) in which the VineBrook Portfolio owns properties. The Adviser will apply these cap rates to each property’s projected net operating income over the next twelve months, adjusted for property dispositions and acquisitions (“Forward NOI”), unless the property is a new acquisition (generally acquired within twelve months of the valuation date), in which case the discounted cash flow (“DCF”) model described below will be applied. Then the Adviser will layer in other assets and liabilities and make any other adjustments deemed necessary as described below to arrive at a preliminary NAV range that it will recommend to the Pricing Committee. Based on this recommendation, the Pricing Committee will then determine NAV based on the midpoint of the range.

Under the Valuation Methodology, Green Street segments each MSA into cap rate bands—low, mid, and high—based on a combination of market data, proprietary analytics, precedent disposition targets, and internal performance benchmarks. This stratification reflects the nuanced differences in asset quality, submarket dynamics, and investor sentiment within each MSA.

Each property’s Forward NOI is then aligned with the appropriate cap rate band by the Adviser, taking into account factors such as physical condition, tenant profile, rental competitiveness, and operational efficiency.

For new BTR and scattered site acquisitions (generally acquired within twelve months of the valuation date), the Adviser will instead apply a DCF model that will incorporate a terminal value based on an exit capitalization rate during the first year of ownership. Once the Adviser considers an asset established, which generally will be after twelve months of ownership but is dependent on asset size and lease-up timing, the Adviser will apply the cap rate-based methodology using Forward NOI described above.

In addition to the home valuations, the Adviser will layer in other assets and liabilities to arrive at a preliminary NAV range. Cash, listed securities, receivables, prepaid expenses, and other current assets which have a defined and quantifiable market value are included in the gross asset value. Intangible assets without a quantifiable market value (i.e., goodwill) are included at their initial book value, less any impairment. Long-term fixed-rate liabilities are marked-to-market using a prevailing treasury yield of similar maturity and an appropriate spread to account for risk. Variable rate debt is listed at book value. Preferred equity obligations are accounted for at liquidation value and counted as debt. Accounts payable and other current liabilities which have a defined and quantifiable market value are included at book value.

The preliminary NAV range per share is calculated on a diluted basis under the treasury stock method, assuming the number of outstanding unvested restricted stock units, profit interest units and other granted equity awards, if any (collectively, the “Outstanding Awards”), are reduced by an assumed repurchase amount. The assumed repurchase amount is calculated as the average unrecognized compensation expense on the Outstanding Awards for the prior twelve months divided by the average NAV per share for the prior twelve months. All OP Units and vested PI Units are assumed converted to Common Stock of the Company.

Finally, the Adviser will make any other adjustments deemed necessary prior to recommending the preliminary NAV range to the Pricing Committee. Based off this recommendation, the Pricing Committee will then determine NAV based on the midpoint of the range.

Our Valuation Methodology is based upon a number of estimates and assumptions, including Forward NOI, that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV. See the information under “Risk Factors” in Part 1, Item 1A, “Risk Factors” of this Form 10-K, as well as additional risks that may be described in future reports or information that we file with the SEC, for risk factors relative to our NAV.

During the year ended December 31, 2025, the NAV was reviewed and determined on a quarterly basis by the Pricing Committee. The most recent NAV per share in effect at any given point in time will be based on the NAV as of the most recent determination date. The NAV as of the filing date of this Form 10-K is $54.88 and was based on the NAV per share as of December 31, 2025. The NAV is used for distribution reinvestment and redemptions. The determination of NAV under the Valuation Methodology involves significant judgment by our Adviser.

The following table presents our historical NAV as determined by the Pricing Committee since December 31, 2023:

Date	NAV per share
December 31, 2025	$54.88
September 30, 2025	54.84
June 30, 2025	54.25
March 31, 2025	54.56
December 31, 2024	54.54
September 30, 2024	55.45
June 30, 2024	57.57
March 31, 2024	57.99
December 31, 2023	58.95

The following table provides a breakdown of the major components of our NAV per share amounts since December 31, 2023 (in thousands, except per share amounts):

As of	Value of Homes (1)	Other assets (2)	Debt, net (3)	Preferred equity (4)	Other liabilities (5)	Transaction costs and other adjustments (6)	NAV	Fully diluted shares	NAV per share
December 31, 2025	$3,882,197	$325,637	$(2,201,597)	$(188,606)	$(95,195)	$—	$1,722,436	31,388	$54.88
September 30, 2025	3,783,560	278,993	(2,077,769)	(188,606)	(101,889)	—	1,694,289	30,893	54.84
June 30, 2025	3,722,729	280,305	(2,005,579)	(188,606)	(106,738)	—	1,702,112	31,372	54.25
March 31, 2025	3,736,018	279,384	(1,993,963)	(188,606)	(94,784)	(8,765)	1,729,284	31,692	54.56
December 31, 2024	3,743,397	192,580	(1,897,470)	(188,606)	(102,485)	(24,025)	1,723,391	31,598	54.54
September 30, 2024	3,719,201	312,408	(1,977,202)	(188,606)	(107,052)	(9,365)	1,749,384	31,549	55.45
June 30, 2024	3,734,373	307,408	(1,923,656)	(188,606)	(106,584)	(12,400)	1,810,535	31,448	57.57
March 31, 2024	3,704,607	325,319	(1,917,888)	(188,706)	(101,003)	(16,930)	1,805,399	31,135	57.99
December 31, 2023	3,784,571	186,807	(1,805,460)	(188,706)	(114,333)	(33,033)	1,829,846	31,042	58.95

(1)
As determined in accordance with the valuation methodology in effect at the time of determination.

(2)
Includes cash, accounts receivable, prepaids and other assets calculated on a GAAP basis. Also includes the Company's investment in NexPoint Homes. For purposes of calculating VineBrook's NAV, we do not consider NexPoint Homes to be a consolidated investment.
(3)
Presented net of unamortized deferred financing costs, in accordance with GAAP.
(4)
Presented at redemption value.
(5)
Includes accounts payable, accrued expenses and interest, security deposits and other liabilities calculated on a GAAP basis.
(6)
As estimated by management in accordance with the valuation methodology in effect at the time of determination.

While we believe our assumptions are reasonable, a change in these assumptions could materially impact the calculation of our NAV. For example, assuming all other factors remain unchanged, a 1% increase in the value of properties as of December 31, 2025 would result in a $1.23 increase in our NAV per share.

Our Valuation Methodology is based upon a number of estimates and assumptions. Different parties with different assumptions and estimates could derive a different NAV. Accordingly, we have disclosed the following risk factors relative to our NAV:

•
The purchase price at which the shares of our Common Stock may be repurchased under any redemption or repurchase plan that the Company is operating from time to time, including the Amended Share Repurchase Plan, is currently based on NAV as calculated in accordance with the Valuation Methodology, which is subject to certain risks and uncertainties and may be changed at any time in the sole discretion of our Board.
•
Calculations of Forward NOI and cap rates in each MSA may not necessarily correspond to realizable value. In addition, our Valuation Methodology and related policies may be changed at any time at the sole discretion of our Board.
•
Our NAV per share amounts may change materially if there is a change in the assumptions underlying the NAV calculation or a material event.
•
Reinvestments of distributions and repurchases of shares of our Common Stock are generally calculated based on the most recent NAV per share in effect, which is based on a prior period (month or quarter) end NAV per share and may not accurately reflect the current NAV per share.
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

Our target leverage is currently 60-65% loan-to-value (“LTV”), with value being calculated as the value of our assets used to determine our NAV (see above under “—Net Asset Value (“NAV”)” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value”). As of December 31, 2025, our leverage percentage was 59.1%.

The following table presents a summary of our current outstanding indebtedness for the VineBrook Portfolio as of December 31, 2025 (dollars in thousands):

	Type	Outstanding Principal as of December 31, 2025
JPM Acquisition Facility	Floating	$82,569
JPM Term Loan	Floating	474,918
Barings Term Loan	Fixed	323,039
ABS I Loan	Fixed	366,906
ABS II Loan	Fixed	397,117
MetLife Term Loan I	Fixed	308,910
MetLife Term Loan II	Fixed	245,008
TrueLane Mortgage	Fixed	7,422
Crestcore II Note	Fixed	2,395
Crestcore IV Note	Fixed	2,228
Total Outstanding Principal		$2,210,512

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the above indebtedness and outstanding indebtedness for the NexPoint Homes Portfolio as of December 31, 2025.

Competition

We face competition from different sources in each of our two primary activities: developing/acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios of properties or land assets include large and small private equity investors, public and private REITs, other sizeable private institutional investors and other homebuilders. These same competitors may also compete with us for residents. Competition may increase the prices for properties and land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our VineBrook Portfolio and NexPoint Homes Portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, the Evergreen Manager's extensive property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

Human Capital

In connection with the Externalization, substantially all of our historical Legacy VineBrook Manager employees were terminated by the Company, with some now being employed by the Evergreen Manager, some being employed by our Adviser and the balance being discharged. From and after October 23, 2025, we are externally advised by our Adviser pursuant to the Advisory Agreement and externally managed by the Evergreen Manager. All of our executive officers are employees of our Adviser or its affiliates. As of December 31, 2025, we had four employees whose salaries are allocated to us for reimbursement to our Adviser. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

Residential Housing Legislation and Regulations

Legislative and regulatory efforts across the United States have increasingly focused on addressing the shortage of residential housing and the rising cost of living. To address these issues, some states and local jurisdictions have introduced or enacted regulations that may limit the ability of landlords to acquire, own or operate single-family residential properties, screen applicants, increase rents, recover possession of properties, process evictions, terminate leases, or otherwise manage single-family residential rental portfolios.

In addition, there has been increased public and governmental scrutiny of institutional investment in single-family rental housing. Certain policymakers, including the President of the United States, have publicly called for congressional action to limit or restrict the ability of large or institutional investors to purchase and own single-family homes. Proposals under discussion could include limitations on acquisitions, increased taxes or fees, limitations on tax deductibility of certain expense items like interest and depreciation, enhanced disclosure or reporting requirements, or other restrictions applicable to institutional owners of residential rental housing. We believe our business strategy and operating model provide middle-class Americans with affordable, safe, clean and functional homes, which is precisely the result policymakers are seeking to achieve. We are committed to engaging constructively with policymakers at all levels of government to support housing supply and availability.

We are closely monitoring developments related to these legislative and regulatory initiatives at the federal, state, and local levels. The timing and outcome of specific proposals or policies remain uncertain, as do their potential impacts on our operations.

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

Insurance

We maintain property, liability, and flood insurance for each property, including earthquake insurance when required by a lender. Additionally, we maintain workers’ compensation insurance for all our employees employed in, on, or about each property so as to provide statutory benefits required by state and federal laws. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. See Item 1A. “Risk Factors—Risks Related to the Real Estate Industry—We may not be able to obtain adequate insurance on all of our investments, resulting in the potential risk of excessively expensive premiums for insurance and/or uninsured losses.”

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

Corporate Information

Our principal executive offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our telephone number is (214) 276-6300. We maintain a website at www.vinebrookhomes.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this Form 10-K or any other report or documents we file with or furnish to the SEC. These documents may also be found on the SEC’s website at www.sec.gov. From time to time, we may use our website as a distribution channel for material company information.

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

These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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
•
our dependence on our Adviser, Evergreen Manager and their affiliates and personnel to conduct our day-to-day operations and potential conflicts of interest with our Adviser, Evergreen Manager and their affiliates and personnel;
•
risks associated with the fluctuation in the NAV per share amounts;
•
loss of key employees and key personnel of our Adviser and the Evergreen Manager;
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
•
risks related to our use of leverage and our ability to modify or extend debt;
•
risks associated with our substantial current indebtedness and indebtedness we may incur in the future, rising interest rates and the availability of sufficient financing;
•
risk related to increasing property taxes, HOA fees and insurance costs may negatively affect our financial results;
•
risks associated with our ability to identify, to lease and to retain quality residents;
•
risks associated with leasing real estate, including the risks that rents do not increase sufficiently to keep pace with inflation and other rising costs of operations and loss of residents to competitive pressures from other types of properties or market conditions;
•
risks related to governmental laws, executive orders, regulations and rules applicable to our business and/or properties or that may be passed in the future, which may impact operations, costs, revenue or growth or restrict our ability to own, purchase and/or operate single-family rental homes;
•
risks associated with our ability to identify, lease to and retain quality residents, including those relating to housing market conditions;
•
risks relating to the timing and costs of the renovation of properties which has the potential to adversely affect our operating results and ability to make distributions;
•
risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;

•
risks related to our ability to change our major policies, operations and targeted investments without stockholder consent;
•
risks related to failure to maintain our status as a REIT;
•
risks related to failure of the OP to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
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
•
our dependence on information systems and risks associated with breaches of our data security or our use of artificial intelligence;
•
failure to generate sufficient cash flows to service our outstanding indebtedness or pay distributions at expected levels; and
•
risks associated with the Highland Bankruptcy (defined below).

You should read this summary together with the more detailed description of each risk factor contained below:

Risks Related to Our Common Stock and Our Organizational Structure

We are dependent upon the retention of key personnel and the ability to attract qualified personnel.

Our Adviser has the sole authority to direct our operations, subject to oversight by our Board. The Evergreen Manager has discretionary authority (subject to consent rights by us) through the Externalization Agreements, to identify, structure, allocate, acquire and dispose of investments and, in doing so, has no responsibility to consult with any investor. Accordingly, investors will have no authority to direct our investments or operations and must depend entirely on the investment skills and abilities of our Adviser, the Evergreen Manager and their respective employees. The ability of our Adviser and the Evergreen Manager to manage our affairs currently depends on key personnel. Our Adviser and the Evergreen Manager will be relying extensively on the diligence, skill, judgment, reputation and business contacts of such key personnel.

In addition, our future success will depend upon our Adviser's and the Evergreen Manager’s ability to retain the services of key personnel and recruit additional qualified personnel necessary to operate our properties and our business. Our Adviser's and the Evergreen Manager’s personnel have no obligation to remain employed by either entity or their respective affiliates. The departure for any reason of any of their most senior professionals, or a significant number of other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives. In addition, our Adviser and the Evergreen Manager anticipate that it will be necessary to add professionals to grow their teams and replace those who depart. However, the market for qualified real estate professionals and individuals with experience operating a REIT is extremely competitive, and they may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.

Stockholders will have limited participation and communication in regard to our management or control.

Stockholders will have no right or power to participate directly in the management or control of our business and thus must depend solely on our Adviser's and the Evergreen Manager's ability to make and dispose of investments and operate our business. In addition, aside from our Portfolio, investors will not have an opportunity to evaluate the future investments, or the terms of any such investment, made by us.

There are restrictions on the transferability of our Common Stock, and therefore, our stockholders’ ability to dispose of Common Stock will likely be limited to repurchases by us.

Our Common Stock has not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and may not be transferred unless (a) an exemption from registration under applicable federal and state securities laws is available and (b) either the transfer is a “Permitted Transfer” as defined in our charter or the Company has consented to such transfer (which consent may be withheld if, in the reasonable judgment of the Company, such transfer would result in violations under applicable federal or state securities laws), except as otherwise set forth in our charter. There is no public market for our Common Stock and one is not guaranteed to develop. As a result, stockholders may be required to hold their Common Stock indefinitely. Consequently, the purchase of our Common Stock should be considered only as a long-term and illiquid investment and shares should only be acquired by investors who are able to commit their funds for an indefinite period of time.

Due to these transfer restrictions, the repurchase of Common Stock by us will likely be the only way for stockholders to dispose of their Common Stock. We will repurchase our Common Stock at a price equal to the most recent NAV per share in effect and not based on the price at which stockholders initially purchased their Common Stock. The Board has determined to suspend the share repurchase program indefinitely, subject to limited exceptions for death, disability or other hardship circumstances. There is no guarantee that the Board will repurchase any or all of its shares of Common Stock that are submitted for repurchase.

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

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in our OP rather than repurchasing Common Stock is in our best interest as a whole, then we may choose to repurchase fewer shares of Common Stock than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the Amended Share Repurchase Plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. The Board suspended share repurchases for an indefinite period on July 28, 2025, subject to limited exceptions for death, disability or other hardship circumstances. As a result, stockholders’ ability to have Common Stock repurchased by us may be limited, and at times, stockholders may not be able to liquidate their investment. The Board may also place a limit on the aggregate amount of shares that are repurchased in a given period. The Board has determined to suspend share repurchases in the past and may do so in the future. There is no guarantee that the Board will repurchase any or all of its shares of Common Stock.

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

In accordance with the Valuation Methodology, Green Street segments each MSA into cap rate bands—low, mid, and high—based on a combination of market data, proprietary analytics, precedent disposition targets, and internal performance benchmarks. Each property’s Forward NOI is then applied to the appropriate cap rate band by the Adviser, taking into account factors such as physical condition, tenant profile, rental competitiveness, and operational efficiency. For new BTR and scattered site acquisitions (generally acquired within twelve months of the valuation date), the Adviser will instead apply a discounted cash flow model. In addition to the home valuations that are a result of cap rates and Forward NOI, the Adviser will layer in other assets and liabilities and make any other adjustments deemed necessary to arrive at a preliminary NAV range. Based off this recommendation, the Pricing Committee then determines NAV based on the midpoint of the range.

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

Under the Valuation Methodology, the Adviser applies each property’s Forward NOI with what the Adviser, in its judgment, determines to be the the appropriate cap rate band or, if a new built-to-rent or scattered site acquisition (generally acquired within twelve months of the valuation date), the Adviser applies a discounted cash flow model to determinate a property’s value.

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

Reinvestments of distributions and repurchases of shares of our Common Stock are generally based on a prior period (month or quarter) end NAV per share and may not accurately reflect the current NAV per share.

Generally, the purchase price per share for shares of our Common Stock purchased pursuant to the DRIP and the price at which we repurchase the shares of our Common Stock under our Amended Share Repurchase Plan are based on the most recent NAV per share in effect (with respect to the DRIP, a percentage thereof), which NAV is generally determined in a previous period. The NAV per share as of the date on which stockholders make their repurchase request under our Amended Share Repurchase Plan may be significantly different than the price such stockholder originally paid or the repurchase price to be received at the end of the relevant quarter when the shares are actually repurchased.

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

“Control shares” are voting shares of stock that, if aggregated with all other such shares of stock owned by the acquirer, or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•
one-tenth or more but less than one-third;
•
one-third or more but less than a majority; or
•
a majority or more of all voting power.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors, without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement any or all of the following takeover defenses:

•
a classified board;
•
a two-thirds vote requirement for removing a director;
•
a requirement that the number of directors be fixed only by vote of the board of directors;
•
a requirement that a vacancy on the board be filled only by the remaining directors in office and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred; and
•
a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

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

As of December 31, 2025, there are 4,996,000 shares of Series A Preferred Stock and 2,548,240 shares of Series B Preferred Stock issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock rank, with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up, (1) senior to our Common Stock; (2) on parity with each other and all equity securities issued by us with terms specifically providing that those equity securities rank on parity with the Series A Preferred Stock and Series B Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up; and (3) junior to all our existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Additionally, unless the mandatory redemption date is extended, if we fail to effect a mandatory redemption of the Series A Preferred Stock by October 7, 2027, and such non-compliance remains uncured by us on the nine-month anniversary following such date, the number of directors shall be automatically increased to such number as is necessary so that a majority of the outstanding shares of Series A Preferred Stock shall have the right at any time after such date to elect a majority of the members of our Board.

The Series A Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Series A Preferred Stock, for cash or equal value of shares of our common stock, three years after the issuance date, which was October 5, 2023. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. We may have an incentive to voluntarily redeem shares of Series A Preferred Stock, if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series A Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Risks Related to Our Business and the Single-Family Rental and Built-to-Rent Housing Market

We may not be able to replicate the historical results achieved by other entities managed by or sponsored by affiliates of our Adviser, the Evergreen Manager or their affiliates.

Neither the past performance of previous investments of our Adviser and its affiliates, nor the past financial performance of us, the partnerships and limited liability companies that owned the Initial Portfolio (as defined below) that the Company acquired in the Formation Transaction (the “VineBrook Companies”), the Evergreen Manager or its affiliates can be relied upon as an indicator of our future performance or success due to a variety of factors, including changes in personnel, different national and local economic circumstances, different supply and demand characteristics, and varying circumstances relating to the real estate markets. Since our performance depends on future events, it is inherently uncertain.

We are employing a business model with a limited consolidated institutional track record, which may make our business difficult to evaluate.

Until recently, the SFR business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist, and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model, including the expansion into BTR properties. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our NAV to decline significantly.

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

The success of our business model will substantially depend on conditions in the SFR and BTR market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels, and if those assumptions prove to be inaccurate, our cash flows will be lower than expected.

In the future, the Federal Reserve may lower interest rates, which together with government programs designed to promote homeownership, keep existing homeowners in their homes and/or other factors, may contribute to trends that favor homeownership rather than renting. A softening of the rental market in our markets would reduce our rental revenue, which could adversely impact our cash available for distribution.

Competitive pressures from rental homes, multifamily units and supply of affordably priced single-family rental homes in our target markets may have a material impact on our performance.

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

•
continued shortage of housing in our target markets;
•
improvements in the pricing and terms of mortgage-backed securities;
•
the emergence of increased competition for single-family assets from public and private investors and entities with similar investment objectives as us; and
•
tax or other government incentives that discourage renting in the housing market.

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

We have completed a number of strategic acquisitions in the past and intend to acquire single family properties for rental operations, including in BTR communities, as market conditions, including access to the debt and equity markets, dictate. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing, and is subject to numerous risks, including problems integrating the acquired properties, unanticipated costs associated with the acquisitions and increased legal and accounting compliance costs.

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

Nearly all of our historical properties in the VineBrook Portfolio required some level of renovation immediately upon their acquisition and properties in our Portfolio may need in the future renovations following expiration of a lease or otherwise. We are beginning to acquire BTR communities that we expect do not need renovation immediately upon their acquisition, but we may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures following acquisition. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover.

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

As of December 31, 2025, approximately 9.0% of our properties are located within communities governed by HOAs, which are private entities that regulate the activities of owners and occupants of, and levy fees and assessments on, properties in a residential subdivision. HOA fees and assessments cover routine upkeep of the common areas of housing communities and often handle major capital projects. HOA fees and assessments are paid when due by the Evergreen Manager and are included in our property and operating expenses (or capitalized, if applicable). The majority of the HOA fees due on our properties are billed annually. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have residents who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

We rely on information supplied by prospective residents in managing our business.

The Evergreen Manager, subject to our oversight, makes leasing decisions based on its review of rental applications completed by the prospective resident. While the Evergreen Manager may seek to confirm or build on information provided in such rental applications through its own due diligence, including by conducting background checks, the Evergreen Manager relies on the information supplied to it by prospective residents to make leasing decisions, and we cannot be certain that this information is accurate. These applications are submitted to the Evergreen Manager at the time it evaluates a prospective resident, and residents are not required to provide the Evergreen Manager updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. For example, increases in unemployment levels or adverse economic conditions in certain of our markets may adversely affect the creditworthiness of our residents in such markets. Even though this information is not updated, we will use it to evaluate the characteristics of our Portfolio over time. If resident-supplied information is inaccurate or our residents’ creditworthiness declines over time, the Evergreen Manager may make poor or imperfect leasing decisions, and our Portfolio may contain more risk than we believe.

Leasing fraud could adversely affect our business, financial condition, and results of operations.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as leasing fraud. As we, through the Evergreen Manger, make more of our services available over the internet, we subject ourselves to new types of leasing fraud risk. Unrelated third parties have developed “fake landlord” scams posing as VineBrook Homes and fraudulently collecting rent on properties they do not own. Furthermore, increases in fraudulent applications lead to higher rates of delinquency, and coupled with legal and regulatory barriers to the eviction process, allow for unqualified residents to remain in our homes for longer periods of time. We devote significant resources to discover and discourage fraudulent activities, and we use a variety of tools to protect against fraud; however, these tools may not always be successful. Fraudulent activities could result in lost revenue and increased expenses, including increased bad debt and eviction expense, costs related to damages to our homes from occupants who do not maintain them, diversion of time from the Evergreen Manager, and development of measures to combat these activities, or otherwise disrupt our operations. Allegations of fraud may further result in fines, settlements, litigation expenses, and reputational damage.

We depend on our residents for substantially all of our revenues. Poor resident selection and defaults and nonrenewals by our residents may adversely affect our reputation, financial performance and ability to make distributions.

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon the Evergreen Manager's ability to attract and retain qualified residents for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make service requests for resident-caused damage, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or parking infractions, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after regaining possession, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting the property and re-leasing the property. In addition, we rely on information supplied by prospective residents in making resident selections, which may in some cases be false.

Our leases are relatively short-term, exposing us to the risk that we may have to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all.

Substantially all of our new leases have a duration of one year. As such leases permit the residents to leave at the end of the lease term, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected. In addition, some of our potential residents are represented by leasing agents and we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may miss out on the ability to raise rents in an appreciating market and be locked into a lower rent until such lease expires.

Many factors impact the performance of SFR homes and BTR communities, and if rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash could decline.

The success of our business model depends, in part, on leasing and other operating conditions for SFR homes and BTR communities in our markets. Our investment strategy is premised on assumptions about occupancy levels, rental rates, interest rates and other factors, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of SFR and BTR properties will decrease, which may increase competition for residents, limit our strategic opportunities and increase the cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.

Our evaluation of acquisition properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire or our properties failing to perform as we expect.

In determining whether a particular property or BTR community meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation and/or development costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate. As a result, we may pay too much for properties we acquire or our properties may fail to perform as anticipated.

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

In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine, Iran and other international tensions or escalations of conflict including trade tensions between the United States and China and other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. In addition, the U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs were implemented, but such tariffs were determined unconstitutional by the Supreme Court of the United States in a February 2026 ruling. Following such ruling, the current administration immediately imposed a 10% global tariff under a separate statutory provision. The U.S. government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the future. Should a recession occur in the near future, or if one already exists and worsens in the future, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.

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

Changes in the executive and legislative branches of both the United States and the several states could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

Federal, state, and local policymakers have increasingly focused on housing supply and availability, including scrutiny of institutional ownership of single-family residential properties. Recent executive actions and policy initiatives reflect increased federal and state focus on this area and direct the development of legislative, regulatory, or executive measures on the federal and state levels that could restrict, discourage, or prohibit large institutional investors from acquiring or owning single-family homes or financing the acquisition or the operation of single-family homes with federal or government-sponsored enterprises and impose additional reporting obligations, financing limitations, or operational restrictions. These actions and initiatives include a recent executive order directing federal agencies and government-sponsored enterprises to define the attributes of an “institutional investor” (potentially including attributes that we are likely to exhibit) and to take actions that could limit or condition institutional participation in the acquisition or financing of certain single-family homes (with potential narrowly-tailored exceptions for single-family homes developed or acquired through built-to-rent channels), restrict the use of federal or government-sponsored funds to finance such single-family home acquisitions or operations, increase disclosure and compliance requirements, and subject institutional ownership, acquisition, and operating practices for local single-family rental markets to enhanced regulatory review, including antitrust review. The administration has also indicated its intent to pursue legislation that could codify or expand such measures.

If enacted or expanded, such measures could limit our ability to acquire additional homes, require us to modify our growth, investment, capital deployment, development, and/or disposition strategies, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect our business model. Even if such proposals are not fully implemented or are later modified, the policy landscape in this area continues to evolve. Although we are committed to working constructively with policymakers at all levels to support housing supply and availability, there can be no assurance that such engagement will result in favorable policy outcomes or prevent the adoption of measures that could adversely affect our business. The introduction of executive actions, federal and state legislation, or regulatory initiatives affecting large institutional investors and the additional regulatory scrutiny could create uncertainty, affect market dynamics, reduce the availability of acquisition opportunities on economically favorable terms or at all, adversely affect investor sentiment, or our NAV per share, or otherwise negatively impact our business.

Any limitations on our ability to acquire, finance, own, or operate single-family rental properties, increased regulatory or disclosure obligations, or adverse enforcement outcomes could materially and adversely affect our business, results of operations, financial condition, cash flows, and the value of our common stock.

We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business.

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Cybersecurity incidents and cyber-attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, the risk of which may be heightened by the increased prevalence and use of artificial intelligence. There can be no assurance that the measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including accidental or unauthorized disclosure of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to stockholders. Further, any interruption or deterioration in the performance of third-party service providers or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business. In addition, although our Adviser and the Evergreen Manager maintains insurance coverage that may cover certain aspects of our cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed policy limits or are not covered under any of our Adviser's or the Evergreen Manager's current insurance policies.

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

Furthermore, if some of our Adviser’s or the Evergreen Manager’s employees are required to work remotely in the future due to pandemics or infectious diseases, or if our Adviser or the Evergreen Manager allows permanent or significant remote work by any of our or its employees, there may be an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.

Breaches of our data security could materially harm our business and reputation.

We and the Evergreen Manager collect and retain certain personal information provided by our residents and prospective residents. In addition, NexPoint engages third-party service providers that may collect and hold personally identifiable information of our residents or prospective residents. While security measures to protect the confidentiality of this information are in place, we can provide no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and/or loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

If we are unable to remain competitive by integrating and using artificial intelligence, our business could be harmed. Artificial intelligence technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition to competitive risks, the incorporation of artificial intelligence into the technological framework utilized by our Adviser and the Evergreen Manager on which we rely poses ethical and cybersecurity risks, as well as the regulatory risks associated with compliance with state and national laws and regulations.

The SFR portfolios tend to be larger than portfolios in other property sectors and is a relatively new sector, which could limit the quality and availability of data and financial information available on large SFR portfolios we acquire.

Unlike other property sectors, SFR portfolios tend to be extremely large. For example, as of December 31, 2025, through the VineBrook Portfolio we own approximately 20,355 SFR assets across 19 states, whereas a portfolio in a publicly traded multifamily REIT has on average 249 properties. Because each unit in an SFR portfolio is generally also an individual property, and financial records must be maintained on each individual property, the volume of data and information to be kept is larger in the SFR sector as compared to other sectors.

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

As of December 31, 2025, in the VineBrook Portfolio, we own single family homes in 19 states. We may be subject to state and/or local tax obligations in some of those states as a result of the income generated from the SFR properties in those states. If we are subject to such state and/or local tax obligations, or if such obligations increase, our cash available for distribution to investors may be materially and adversely affected.

As a result of our OP’s investments in NexPoint Homes, we have consolidated its revenue and any decrease in revenue of NexPoint Homes or increase in capital contributions required by NexPoint Homes may have a negative effect on our results of operations.

On June 8, 2022, in connection with the formation of NexPoint Homes, the OP invested an aggregate of $100 million into NexPoint Homes in exchange for 2,000,000 NexPoint Homes Shares and convertible notes. Over time, we may purchase some or all of the NexPoint Homes portfolio, or may seek to monetize our investment in NexPoint Homes through a sale of our interest or other transaction. As of December 31, 2025, the OP owned approximately 83.5% of the outstanding NexPoint Homes Shares. As a result of, among other things, the OP’s substantial ownership in NexPoint Homes, applicable accounting standards require that the Company consolidate the OP’s investment in NexPoint Homes.

While our OP is the majority shareholder in NexPoint Homes, NexPoint Homes is governed by an independent board of directors. Currently, our investments in NexPoint Homes have not had a material adverse impact on our working capital. However, if it requires further capital contributions or funding from us in the future, our working capital position could be negatively impacted. In addition, if it defaults in its repayment obligations in any debt financings, it may incur additional liabilities or be involved in legal proceedings, which may adversely affect our results of operations, cash flow positions and reputations.

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
•
the inability or unwillingness of residents to pay rent increases;
•
an adverse change in local governmental procedures; and
•
the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

Any of these risks could adversely affect our ability to achieve our desired yields on our investments and to make expected distributions to investors.

Any future outbreaks of infectious disease, , inflation, high interest rates, tariffs, the war in Ukraine, Iran and other geopolitical tensions have led or may lead to economic uncertainty in the U.S. and other countries. During periods of economic uncertainty or recession, high interest rates or declining demand for real estate could result in a general decline in rents or an increased incidence of defaults under existing leases. Such adverse impacts to the economy generally or to our real estate in particular could negatively impact, among other things, our rental income, the value of our real estate, and our ability to raise capital. If we cannot operate our Portfolio to meet our financial expectations or if we cannot raise adequate capital, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations or cash flow may be significantly negatively impacted.

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

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises, have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in several ways.

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

Before renting a home, the Evergreen Manager will typically perform a detailed assessment with an on-site review of each property to identify the scope of work to be completed. Beyond customary repairs, the Evergreen Manager will usually focus on improvements that optimize safety, habitability and overall property appeal, and complete such improvements as a means of enhancing resident satisfaction while increasing the value of the property. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises to reduce impact on resident occupancy.

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

The Evergreen Manager performs due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. If the materials provided to the Evergreen Manager are inaccurate, if the Evergreen Manager does not sufficiently investigate or follow up on matters brought to its attention as part of the due diligence process, or if the due diligence process fails to detect material facts that impact the value determination, we may acquire an investment that results in significant losses to us or may overpay for an investment, which would cause our performance to suffer.

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

Natural disasters and severe weather such as tornadoes, wind, or floods may result in significant damage to, or a decrease in demand for, our properties located in areas where such natural disasters or severe weather occurs. The extent of our casualty losses and loss of income in connection with such events, including any remediation efforts that may need to be undertaken in connection with such natural disaster or severe weather, is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as a flood) or destructive weather event (such as a tornado) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next.

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

In addition, purchases of single-family homes acquired as part of a portfolio or in bulk purchases and acquisitions of BTR communities, typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers of such properties. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate.

Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.

We, through the Evergreen Manager, use local and national third-party vendors and service providers to provide certain services for our properties. For example, we, through the Evergreen Manager, typically engage third-party home improvement professionals with respect to certain maintenance and specialty services, such as heating, ventilation and air conditioning systems, roofing, painting and floor installations. Selecting, managing and supervising these third-party service providers requires significant resources and expertise, and because our Portfolio consists of geographically dispersed properties, our and the Evergreen Manager's ability to adequately select, manage and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated. The inability or unwillingness of a vendor to provide these services to us on acceptable terms or at all could have a material adverse effect on our business.

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

We may be unable to find buyers for our properties on a timely basis or at desirable sales prices in accordance with our business plans.

We are actively pursuing dispositions of certain of our SFR properties. Real estate sales prices are constantly changing and fluctuate based on many factors, including as a result of changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national, such as government regulations focused on institutional owners of SFR properties. We may not be able to dispose of properties at acceptable prices or otherwise on anticipated terms and conditions within the time periods contemplated by our disposition strategy, which would adversely affect our ability to use the proceeds as intended and impair our financial flexibility.

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

As of December 31, 2025, $557.5 million of our total debt outstanding bears interest at floating interest rates for the VineBrook Portfolio, and we may also borrow additional funds at floating interest rates in the future, including $417.4 million available for borrowing under the JPM Acquisition Facility (defined below) as of December 31, 2025. As of December 31, 2025, one interest rate cap agreement, with a notional amount of $82.9 million with terms expiring in 2027, effectively fix the interest rate on $82.9 million, or 25.2%, of our $557.5 million of floating rate debt outstanding for the VineBrook Portfolio. Except to the extent we have arrangements in place that hedge against the risk of rising interests rates, an increase in interest rates could increase required debt service payments on floating rate debt and could reduce funds available for operations, future business opportunities, and distributions to stockholders. If we need to repay debt during times of rising or high interest rates, we could be forced to dispose of properties on unfavorable terms, which may not permit realization of the maximum return on such investments.

Interest-only indebtedness may increase our risk of default at maturity.

As of December 31, 2025, $0.7 billion of our debt outstanding was interest-only for the VineBrook Portfolio. Additionally, we may also finance any future property acquisitions using interest-only mortgage indebtedness or make other borrowings that are interest-only. For all of this indebtedness other than the Initial Mortgage, interest is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. For our Initial Mortgage, interest is payable monthly during the loan term and principal payments based on a 30 year amortization schedule are required during the last 36 months of the loan and the remainder of the principal, or a balloon payment, is payable at maturity. These required balloon payments may increase our risk of default under the related loan because we may not have the required funds to repay the principal as required under the agreements. These required principal or balloon payments may increase our risk of default under the related loan if we do not have funds available or are unable to refinance the obligation. Additionally, if we default on the payment of principal under one of our agreements, it may cause cross defaults under our other credit agreements. In order to make the required principal or balloon payments, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

We have a substantial amount of indebtedness, which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2025, there was $2.2 billion of debt outstanding related to our VineBrook Portfolio and $515.7 million of debt outstanding related to the NexPoint Homes Portfolio (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). For the VineBrook Portfolio, all of the outstanding debt is guaranteed by the Company or its subsidiaries. In addition, $236.6 million of debt outstanding related to the NexPoint Homes Portfolio is guaranteed by the OP. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and development activities, or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
•
restrict us from paying dividends on Common Stock unless certain financial test covenants are met under Company debt agreements; and/or
•
place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

Furthermore, we currently own and may acquire additional direct or indirect interests in one or more entities that have or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs and any TRSs we form in the future will be subject to U.S. federal corporate income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal, state and local or non-U.S. taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.

To maintain our REIT qualification, we must meet annual distribution requirements, which could result in material harm to the Company if they are not met.

To maintain the favorable tax treatment accorded to REITs, among other requirements, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, if we fail to distribute to our stockholders during each calendar year at least the sum of (a) 85% of our ordinary income for such year; (b) 95% of our capital gain net income for such year; and (c) any undistributed REIT taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (1) the amounts actually distributed by us and (2) retained amounts on which we pay U.S. federal income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or raise capital on a short-term or long-term basis, or to borrow funds even if the then-prevailing market conditions are not favorable for these borrowings, to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. Our inability to make required distributions as a result of such covenants could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

In February 2026, a comprehensive legislative package consisting of two bills affecting investments in single family homes was introduced in the United States Senate. One such bill would disallow deductions of mortgage interest and depreciation by institutional investors, such as REITs, for U.S. federal income tax purposes. If enacted, such a provision could adversely affect our ability to distribute 90% of our REIT taxable income required to maintain our REIT status. We can offer no assurance or opinion as to whether such bill will be enacted by Congress and/or approved by the President.

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

As a REIT, at the end of each quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and other qualifying real estate assets. The remainder of our investments in securities (other than government securities, securities issued by a TRS and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of the quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering material adverse tax consequences. The need to comply with the 75% asset test and 25% TRS securities test on an ongoing basis could potentially require us in the future to limit the future acquisition of, or to dispose of, nonqualifying assets, limit the future expansion of any TRS’s assets and operations or dispose of or curtail TRS assets and operations, which could adversely affect our business and could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Our ownership of interests in TRSs raises certain tax risks.

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

As a REIT and for taxable years beginning after December 31, 2025, the value of our interests in our TRSs generally may not exceed 25% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of interests in TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 9.8% ownership limit with respect to a particular shareholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our charter also prohibits any person from, among other things, beneficially or constructively owning our shares that would result in our being “closely held” under Section 856(h)(4)(B) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT (including, but not limited to, beneficial ownership or constructive ownership that would result in us owning (actually or constructively) an interest in a resident that is described in Section 856(d)(2)(B) of the Code if the income derived by us from such resident would cause us to fail to satisfy any of the gross income requirements of Section 856(c) of the Code) or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code.

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

Waivers with respect to the ownership limits may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to qualify as a REIT.

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

Recent changes in tax law may impact our stockholders or us.

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These include the permanent extension of (i) the reduced marginal U.S. federal income tax rates, (ii) the 20% deduction on “qualified REIT dividends” for individuals and other non-corporate taxpayers, and (iii) the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also restored and made permanent 100% bonus depreciation for qualified short-lived business property placed in service after January 19, 2025. The long-term impact of the OBBBA on the overall economy, government revenues, us, and the real estate industry cannot be reliably predicted. Prospective investors are urged to consult with their tax advisors regarding the OBBBA and its potential effect on an investment in shares of our stock.

We and our subsidiaries and stockholders may be subject to state, local or foreign tax filing and payment obligations in various jurisdictions including those in which we or they transact business, own property or reside.

We may own real property assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our stock.

Dividends payable by REITs generally are taxed at the higher ordinary income rate, which could reduce the net cash received by stockholders and may be detrimental to our ability to raise additional funds through any future sale of our stock.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a

REIT (subject to certain limitations). To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the common stock of REITs, including the per share trading price of our Common Stock, and could be detrimental to our ability to raise additional funds through the future sale of our Common Stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of shares of our capital stock.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent such distributions are out of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. Our stock is currently not regularly traded on an established securities market and as such, this exception does not currently apply. However, if our stock were to become regularly traded on an established securities market in the future, then this exception would apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our capital stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our capital stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding capital stock. Our stock is currently not regularly traded on an established securities market and as such, this exception does not currently apply. However, if our stock were to become regularly traded on an established securities market in the future, then this exception would apply.

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

We may compete with other entities affiliated with the Evergreen Manager for residents.

The Evergreen Manager and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate, including properties in the vicinity of the properties in our VineBrook Portfolio. The Evergreen Manager and its affiliates may own and/or manage properties in the same geographical areas in which we currently own and expect to acquire real estate assets. Therefore, our properties may compete for residents with other properties owned and/or managed by the Evergreen Manager and its affiliates. The Evergreen Manager may face conflicts of interest when evaluating resident opportunities for our properties and other properties owned and/or managed by the Evergreen Manager and its affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain residents.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with our Adviser and the Evergreen Manager, there may be times when our Adviser, the Evergreen Manager or their affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest.

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

In addition, the Evergreen Manager receives acquisition fees per property acquired, subject to certain criteria, which are paid upon closing of the acquisition. Due to the acquisition fee structure, Evergreen Manager may recommend acquisitions that may not be in the best interest of us or our stockholders.

The Chapter 11 bankruptcy filing by Highland may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of our Adviser, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, NexPoint is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including NexPoint and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. On June 30, 2025, the bankruptcy court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. On December 18, 2025, the presiding judge in the Bankruptcy Trust Lawsuit recused herself. The case was reassigned to a new bankruptcy judge.

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

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the

Supreme Court of the State of New York. The Supreme Court scheduled a status conference in the UBS Lawsuit for April 14, 2026. The UBS Lawsuit does not include claims related to our business or our assets. While our Adviser is not a party to the UBS Lawsuit, these proceedings could expose our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. Our Adviser maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework and the Azure Security Benchmark. In general, our Adviser seeks to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing the Company’s information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.

As one of the critical elements of the Company’s overall risk management, our cybersecurity program is focused on the following key areas:

Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Adviser’s Director of Information Technology, and other members of management of our Adviser that implement and oversee our cybersecurity program.

Risk Assessment: No less frequently than annually, our Adviser completes an assessment to identify potential cybersecurity threats and vulnerabilities to better prioritize and mitigate the Company’s cybersecurity risk. The assessment includes, among other things, evaluating the nature, sensitivity and location of information the Company collects, processes and stores and the resiliency of the underlying technologies, the validity and effectiveness of the Company’s security policies, controls and processes and the cybersecurity preparedness of the third-party vendors used by the Company and our Adviser. To supplement our Adviser’s internal assessment, our Adviser also periodically engages third-party consultants to assess system configurations through configuration review and penetration testing.

Technical Safeguards: Our Adviser deploys technical safeguards that are designed to protect the Company’s and our Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: Our Adviser has established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and the technological components of such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: Our Adviser maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including key vendors, service providers and other external users of the Company’s and the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: Our Adviser provides regular mandatory training for its employees regarding cybersecurity threats as a means to equip its employees with effective tools to address cybersecurity threats, and to communicate our Adviser’s evolving information security policies, standards, processes and practices.

Our Adviser engages in the periodic assessment and testing of our Adviser’s policies, standards, processes and practices that are designed to address the Company’s cybersecurity threats and incidents. These efforts include a wide range of activities, including annual penetration and third-party compliance testing and ongoing internal testing and creation and modification of policies and procedures. The results of the annual assessments are reported to the Audit Committee and the Board, and our Adviser adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and ongoing testing.

The Audit Committee oversees the Company’s risk management policies, including the management of risks arising from cybersecurity threats. The Audit Committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including annual assessments of internal and third-party policies, vulnerability assessments, technological trends and information security considerations arising with respect to the Company and the Adviser. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with our Adviser, including the Adviser’s Director of Information Technology.

The Adviser’s Director of Information Technology, in coordination with relevant senior management, and personnel of the Adviser, which includes our Adviser’s Chief Financial Officer and Chief Compliance Officer, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, the Adviser’s technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks such as NIST CSF and Azure Security Benchmark. The Adviser’s Director of Information Technology will promptly notify the Adviser’s General Counsel and our President and Chief Executive Officer of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.

The Adviser’s Director of Information Technology has served in various roles in information technology and information security for 25 years, including serving as Global Technology Manager at a multi-national publicly traded broker-dealer, and 15 years as the Director of Information Technology at a privately held financial services firm. The Adviser’s Director of Information Technology holds an undergraduate degree in biochemistry and has attained numerous information technology certifications over the years including Microsoft Certified Systems Engineer (“MCSE”) and Cisco Certified network Professional (CCNP).

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and we do not believe are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if a cyber-attack disrupts the Company’s critical operations, service or financial systems. See Item 1A. “Risk Factors, Risks Related to Our Business and the Single-Family Rental Housing Market, We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business” and “Breaches of our data security could materially harm our business and reputation.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 09, 2026 we had approximately 26,081,929 shares of Class A Common Stock outstanding held by a total of approximately 6,767 record holders. The number of record holders is based on the records of LODAS Markets, Inc. who serves as our transfer agent.

Market Information

There is no public trading market for the Company's Common Stock. Refer to Item 1 for our NAV per share for the periods from December 31, 2023 to December 31, 2025. The Company intends to pay dividends in the near future and anticipates the dividend per share will not change from the historical rate.

Repurchase of Shares

The Company has adopted a share repurchase plan (the “Share Repurchase Plan”) pursuant to which investors may request on a quarterly basis that the Company repurchase all or a portion of their Common Stock, subject to certain terms and conditions. Under the Share Repurchase Plan, shares will be repurchased at the then current NAV per share in effect. The Share Repurchase Plan began on November 1, 2019, and was amended and restated on April 24, 2023. The total amount of aggregate repurchases of Common Stock is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. For additional discussion and information, see Exhibit 4.1 to this Form 10-K. However, the Board may determine to repurchase fewer shares of Common Stock than have been requested in any particular quarter to be repurchased under the Amended and Restated Share Repurchase Plan, or none at all, in our Board’s sole discretion or to suspend the program at any time at its discretion. On July 28, 2025, the Board determined to indefinitely suspend the Share Repurchase Plan, subject to limited exceptions for death, disability or other hardship circumstances. The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Amended Share Repurchase Plan during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	46,913	54.84	46,913	68,479
Total	46,913	$54.84	46,913	$68,479

Common Stock DRIP

During the year ended December 31, 2025, we issued 417,771 shares through our DRIP. No underwriting discount or commission is applicable to sales through the Common Stock DRIP.

The following table provides information regarding the issuance of our Common Stock through the Common Stock DRIP during the year ended December 31, 2025 (dollar amounts in thousands, except per share sale price):

	Common Stock DRIP
Month Ended	Shares Reinvested	DRIP Price (1)	Reinvestment Amount (2)
February 28, 2025	106,638	$53.79	$5,736
April 30, 2025	107,289	52.90	5,676
August 31, 2025	102,276	52.62	5,382
November 30, 2025	101,568	52.62	5,344
Total	417,771	—	$22,138

(1)
Common Stock DRIP shares are generally purchased at a discounted rate of 97% of the NAV in effect.
(2)
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

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the year ended December 31, 2025.

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

This section of this Form 10-K generally discusses the years ended December 31, 2025 and 2024. A discussion of the year ended December 31, 2023 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

The Company is an owner and operator of single-family rental homes, both scattered site and in BTR communities, that are rented to residents under leases with typical durations of one year. The Company’s mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional, quality management. Our investment objective is to acquire properties with cash flow growth potential, renovate (when appropriate) and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. Our investment focus has historically been on the affordable and workforce segments of the housing industry, but we are not precluded from investing in homes in the higher-cost segments of the housing industry.

The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 20,355 homes as of December 31, 2025 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio generally purchases homes to implement a value-add strategy where we acquire, renovate (when appropriate), lease, maintain and otherwise manage single family rental homes primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Through this strategy, we seek to improve rental rates and net operating income (“NOI”) at our homes. In addition to our value-add strategy, Company management has begun to underwrite acquisitions of, and the Company has begun to acquire, newer homes in BTR communities in higher growth submarkets within or complementary to our existing geographic footprint. The NexPoint Homes Portfolio is a reportable segment comprised of 2,035 homes as of December 31, 2025 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a reportable segment that generally purchases newer homes that require less rehabilitation compared to the historical VineBrook Portfolio. As of December 31, 2025, we, through our OP and its consolidated subsidiaries, owned and operated 22,390 single family rental homes located in 21 states. We are externally advised by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.

On June 10, 2025, the OP entered into the Externalization Agreements with the Evergreen Manager. Pursuant to the Externalization Agreements, the Evergreen Manager will provide property management services to and generally operate the VineBrook Portfolio, including leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues and other responsibilities customary for the management of SFR and BTR properties as well as provide certain asset management, acquisition, disposition and other services. On July 18, 2025, the initial group of properties within the VineBrook Portfolio was transitioned to the Evergreen Manager platform, a second group of properties was transitioned on September 17, 2025 and the final group was transitioned on October 23, 2025. On the Transition Effective Date, all of the Legacy VineBrook Management Agreements terminated. In connection with the Externalization, substantially all of our historical employees were terminated by the Company, with some being employed by the Evergreen Manager, some being employed by our Adviser and the balance being discharged. As a result of the Management Agreements, as of the Transition Effective Date the VineBrook Portfolio is externally managed by the Evergreen Manager.

The NexPoint Homes Portfolio has entered into property management agreements with Mynd Management, Inc., as discussed in Note 4 of our consolidated financial statements.

For information regarding the Bankruptcy Trust Lawsuit and the UBS Lawsuit, see “Item 1A. Risk Factors—The Chapter 11 bankruptcy filing by Highland may have materially adverse consequences on our business, financial condition and results of operations” and “Item 1A. Risk Factors—Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.” Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

The United States government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs were implemented, but such tariffs were determined unconstitutional by the Supreme Court of the United States in a February 2026 ruling. Following such ruling, the current administration immediately imposed a 10% global tariff under a separate statutory provision. The United States government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.

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

Our VineBrook Portfolio

Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of December 31, 2025 and 2024, the VineBrook Portfolio consisted of 20,355 and 20,804 homes, respectively, in 19 and 18 states, respectively. As of December 31, 2025 and 2024, the VineBrook Portfolio had an occupancy of 94.5% and 96.3%, respectively, and a weighted average monthly effective rent of $1,307 and $1,296, respectively, per occupied home. As of December 31, 2025 and 2024, the occupancy of stabilized homes in our VineBrook Portfolio was 94.9% and 95.7%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,325 and $1,309, respectively. As of

December 31, 2025 and 2024, 23.5% and 25.1%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation or were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2025.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,704	95.6%	$1,384	2,296	95.6%	$1,405
Dayton	OH	2,685	94.9%	1,274	2,553	94.7%	1,266
St. Louis	MO	1,669	95.8%	1,230	1,138	95.4%	1,250
Columbus	OH	1,584	95.9%	1,346	1,457	95.7%	1,346
Indianapolis	IN	1,416	93.2%	1,288	1,098	96.6%	1,347
Memphis	TN, MS	1,231	92.4%	1,075	889	90.8%	1,070
Kansas City	MO, KS	1,065	96.1%	1,364	835	95.9%	1,373
Birmingham	AL	1,006	95.6%	1,297	669	95.1%	1,302
Columbia	SC	921	96.7%	1,454	617	97.1%	1,487
Jackson	MS	753	95.6%	1,291	621	95.7%	1,304
Milwaukee	WI	740	96.6%	1,381	568	96.7%	1,425
Augusta	GA, SC	616	94.6%	1,240	446	94.2%	1,285
Pensacola	FL	377	88.3%	1,408	220	91.8%	1,402
Greenville	SC	350	96.6%	1,387	258	96.1%	1,439
Portales	NM	350	94.9%	1,162	146	95.2%	1,167
Pittsburgh	PA	317	91.8%	1,131	258	93.0%	1,173
Montgomery	AL	282	94.0%	1,259	241	92.9%	1,254
Huntsville	AL	270	92.6%	1,330	203	92.6%	1,349
Raeford	NC	250	92.8%	1,241	169	91.1%	1,245
Omaha	NE, IA	249	96.0%	1,355	233	96.1%	1,366
Little Rock	AR	248	92.3%	1,030	234	91.9%	1,030
Atlanta	GA	217	79.3%	1,338	85	85.9%	1,507
Triad	NC	214	91.6%	1,386	173	90.2%	1,384
Nashville	TN	105	95.2%	1,823	2	100.0%	1,899
Phoenix	AZ	102	71.6%	1,849	78	93.6%	2,418
Myrtle Beach	SC	97	83.5%	1,883	92	88.0%	1,985
Sub-Total/Average		19,818	94.5%	$1,307	15,579	94.9%	$1,325
Held for Sale		537	n/a	n/a	n/a	n/a	n/a
Total/Average		20,355	94.5%	$1,307	15,579	94.9%	$1,325

The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Cincinnati	OH, KY	2,866	96.2%	$1,360	2,367	95.8%	$1,376
Dayton	OH	2,717	97.1%	1,268	2,559	97.1%	1,264
St. Louis	MO	1,773	94.9%	1,195	1,134	93.5%	1,217
Columbus	OH	1,626	96.0%	1,317	1,488	95.6%	1,319
Indianapolis	IN	1,403	96.7%	1,302	1,087	96.2%	1,318
Memphis	TN, MS	1,331	94.4%	1,080	897	92.9%	1,093
Kansas City	MO, KS	1,086	96.9%	1,338	813	96.4%	1,350
Birmingham	AL	1,035	96.3%	1,290	635	95.3%	1,301
Columbia	SC	949	95.9%	1,418	581	94.7%	1,453
Jackson	MS	802	96.5%	1,255	646	96.1%	1,259
Milwaukee	WI	770	96.4%	1,332	557	95.5%	1,387
Atlanta	GA	655	96.5%	1,631	265	92.8%	1,681
Augusta	GA, SC	635	97.5%	1,237	433	97.0%	1,308
Greenville	SC	376	96.8%	1,356	266	95.9%	1,418
Portales	NM	350	96.0%	1,171	137	91.2%	1,185
Pittsburgh	PA	340	97.4%	1,159	267	97.4%	1,187
Pensacola	FL	300	95.0%	1,461	200	92.5%	1,479
Montgomery	AL	295	94.9%	1,272	242	94.6%	1,290
Huntsville	AL	274	98.5%	1,416	195	97.9%	1,430
Omaha	NE, IA	272	98.9%	1,322	252	99.2%	1,334
Little Rock	AR	260	96.9%	1,072	243	97.1%	1,076
Raeford	NC	250	98.0%	1,272	151	97.4%	1,318
Triad	NC	219	96.8%	1,432	174	96.0%	1,461
Sub-Total/Average		20,584	96.3%	$1,296	15,589	95.7%	$1,309
Held for Sale		220	n/a	n/a	n/a	n/a	n/a
Total/Average		20,804	96.3%	$1,296	15,589	95.7%	$1,309

NexPoint Homes Portfolio

NexPoint Homes is an owner and operator of single-family rental homes. As of December 31, 2025 and 2024, the NexPoint Homes Portfolio consisted of 2,035 and 2,247 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of December 31, 2025 and 2024, the NexPoint Homes Portfolio had an occupancy of approximately 94.2% and 91.4%, respectively, and a weighted average monthly effective rent of $1,774 and $1,741, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of December 31, 2025 and 2024, the number of stabilized homes in the NexPoint Homes Portfolio was 1,926 and 2,091, respectively, the occupancy of stabilized homes was 94.2% and 91.4%, respectively, and the weighted average monthly effective rent of stabilized occupied homes was $1,774 and $1,741, respectively. As of December 31, 2025 and 2024, 5.4% and 6.9% of homes in our NexPoint Homes Portfolio were excluded from being stabilized, respectively, because the homes were classified as held for sale.

The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2025:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	318	95.0%	$1,733	318	95.0%	$1,733
Fayetteville	AR	301	93.4%	1,730	301	93.4%	1,730
Little Rock	AR	210	97.6%	1,496	210	97.6%	1,496
Atlanta	GA	199	95.5%	2,035	199	95.5%	2,035
San Antonio	TX	184	95.1%	1,676	184	95.1%	1,676
Tulsa	OK	147	94.6%	1,705	147	94.6%	1,705
Birmingham	AL	115	96.5%	1,610	115	96.5%	1,610
Kansas City	MO, KS	102	89.2%	2,045	102	89.2%	2,045
Huntsville	AL	67	95.5%	1,892	67	95.5%	1,892
Charlotte	NC	52	98.1%	2,015	52	98.1%	2,015
Other (1)	AL,FL,KS,TX	231	74.5%	1,864	231	74.5%	1,864
Sub-Total/Average		1,926	94.2%	$1,774	1,926	94.2%	$1,774
Held for Sale		109	n/a	n/a	n/a	n/a	n/a
Total/Average		2,035	94.2%	$1,774	1,926	94.2%	$1,774

(1)
Contains markets that have less than 50 homes which include Dallas/Fort Worth, Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.

The table below provides summary information regarding the NexPoint Homes Portfolio as of December 31, 2024:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	341	90.9%	$1,677	341	90.9%	$1,677
Fayetteville	AR	317	91.5%	1,688	317	91.5%	1,688
Little Rock	AR	210	91.4%	1,433	210	91.4%	1,433
San Antonio	TX	199	91.5%	1,709	199	91.5%	1,709
Atlanta	GA	198	88.9%	2,027	198	88.9%	2,027
Tulsa	OK	158	92.4%	1,652	158	92.4%	1,652
Kansas City	MO, KS	146	96.6%	1,928	146	96.6%	1,928
Birmingham	AL	120	89.2%	1,576	120	89.2%	1,576
Huntsville	AL	70	88.6%	1,828	70	88.6%	1,828
Charlotte	NC	56	98.2%	1,934	56	98.2%	1,934
Memphis	TN, MS	56	92.9%	1,792	56	92.9%	1,792
Dallas/Ft Worth	TX	51	90.2%	2,328	51	90.2%	2,328
Other (1)	AL,FL,KS,TX	169	89.9%	1,804	169	89.9%	1,804
Sub-Total/Average		2,091	91.4%	$1,741	2,091	91.4%	$1,741
Held for Sale		156	n/a	n/a	n/a	n/a	n/a
Total/Average		2,247	91.4%	$1,741	2,091	91.4%	$1,741

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

Property management fees. Property management fees include fees paid to Mynd for managing each property in the NexPoint Homes Portfolio, and beginning in the third quarter of 2025, fees paid to Evergreen Manager for managing each property in the VineBrook Portfolio.

Advisory fees. Advisory fees include the fees paid to our Adviser pursuant to the Advisory Agreement and the NexPoint Homes Adviser pursuant to the NexPoint Homes Advisory Agreement (see Note 11 to our consolidated financial statements).

General and administrative expenses. General and administrative expenses include, but are not limited to, equity-based compensation expense, legal fees, corporate payroll and personnel costs, tax preparation fees, corporate taxes, Board fees, costs of marketing, professional fees, audit fees, general office supplies, centralized technology support and other expenses associated with our corporate and administrative functions. After the Externalization, shared-services fees are also included in general and administrative expenses, and corporate payroll and personnel costs substantially reduced.

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

Consolidated Results of Operations for the Years Ended December 31, 2025 and 2024

The year ended December 31, 2025 compared to the year ended December 31, 2024

The following table sets forth a summary of our consolidated operating results for the year ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change
Total revenues	$371,277	$362,825	$8,452
Total expenses	568,840	520,535	48,305
Loss on extinguishment of debt	(2,083)	(3,881)	1,798
Gain (loss) on sales and impairment of real estate, net	3,255	(32,455)	35,710
Investment income	4,080	4,242	(162)
Reversal of (provision for) loan losses	500	(4,605)	5,105
Loss on forfeited deposits	(1,468)	—	(1,468)
Net loss	(193,279)	(194,409)	1,130
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,793	8,801	(8)
Net income attributable to Series B Preferred stock	6,052	6,052	—
Net loss attributable to redeemable noncontrolling interests in the OP	(32,131)	(29,162)	(2,969)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(17,993)	(30,703)	12,710
Net loss attributable to noncontrolling interests in consolidated VIEs	(2,468)	(4,734)	2,266
Net loss attributable to stockholders	$(155,532)	$(144,663)	$(10,869)

The change in our net loss between the periods primarily relates to increases in property operating expenses, property management fees, depreciation and amortization, general and administrative expenses, interest expense and loss on forfeited deposits, as well as decreases in rental income and investment income, partially offset by increases in other income and gains on sales and impairment of real estate, as well as decreases in real estate taxes and insurance and advisory fees.

Revenues

Rental income. Rental income was $353.4 million for the year ended December 31, 2025 compared to $357.5 million for the year ended December 31, 2024, which was a decrease of $4.1 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by an increase in rental rates over the past year.

Other income. Other income was $17.9 million for the year ended December 31, 2025 compared to $5.3 million for the year ended December 31, 2024, which was an increase of $12.6 million. The increase between the periods was primarily due to incremental tenant utility billings as part of the Company’s adoption of Conservice, a third party utility billing and management company.

Expenses

Property operating expenses. Property operating expenses were $86.2 million for the year ended December 31, 2025 compared to $80.2 million for the year ended December 31, 2024, which was an increase of $6.0 million. The increase between the periods was primarily due to an increase in turnover, utilities and maintenance costs in the year ended December 31, 2025, associated with stabilized homes and transition to Conservice for utilities, partially offset by decrease in property operations payroll due to the Externalization. For the years ended December 31, 2025 and 2024, turn costs represented approximately 17% and 21%, respectively, of our property operating expenses.

Real estate taxes and insurance. Real estate taxes and insurance were $66.8 million for the year ended December 31, 2025 compared to $67.8 million for the year ended December 31, 2024, which was a decrease of $1.0 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by an increase in real estate tax assessments as a result of increases in property valuations.

Property management fees. Property management fees were $4.0 million for the year ended December 31, 2025 compared to $2.5 million for the year ended December 31, 2024, which was an increase of $1.5 million. The increase between the periods was primarily due to the Externalization, and the transition of property management of the NexPoint Homes Portfolio to Mynd on September 19, 2024.

Advisory fees. Advisory fees were $20.1 million for the year ended December 31, 2025 compared to $20.8 million for the year ended December 31, 2024, which was a decrease of $0.7 million. The decrease between the periods was primarily due to the decrease in fee earning assets under management for the VineBrook Portfolio and NexPoint Homes Portfolio.

General and administrative expenses. General and administrative expenses were $116.9 million for the year ended December 31, 2025 compared to $81.6 million for the year ended December 31, 2024, which was an increase of $35.3 million. The increase between the periods was primarily due to increases in equity-based compensation costs related to the acceleration of RSU and PIU vestings due to the termination of certain executive employment arrangements in connection with the Externalization, and an increase in legal fees following the Externalization. Of the $116.9 million of general and administrative expenses, $19.8 million is related to the Externalization and $16.2 million is related to accelerated RSU award vestings.

Depreciation and amortization. Depreciation and amortization costs were $124.7 million for the year ended December 31, 2025 compared to $123.9 million for the year ended December 31, 2024, which was an increase of $0.8 million. The increase between the periods was primarily due to the acquisition of homes within the VineBrook Portfolio, partially offset by disposition of homes and increase in movement of homes to be classified as held for sale over the past year.

Interest expense. Interest expense was $150.2 million for the year ended December 31, 2025 compared to $143.9 million for the year ended December 31, 2024, which was an increase of $6.3 million. The increase between the periods was primarily due to an increase in non-cash discount amortization and a decrease in interest rate derivative proceeds due to the expiration and termination of interest rate swaps and caps, partially offset by decreases in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the year ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change
Interest on debt	$137,304	$154,719	$(17,415)
Amortization of deferred financing costs	11,409	13,301	(1,892)
Amortization of debt discounts	19,055	13,370	5,685
Interest rate swaps and caps	(16,925)	(36,591)	19,666
Capitalized interest	(645)	(948)	303
Total	$150,198	$143,851	$6,347

Loss on extinguishment of debt. Loss on extinguishment of debt was $2.1 million for the year ended December 31, 2025 compared to $3.9 million for the year ended December 31, 2024, which was a decrease of $1.8 million. The decrease between the periods was primarily due to a decrease in debt extinguishment activity for the year ended December 31, 2025.

Gain/(loss) on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $3.3 million for the year ended December 31, 2025 compared to loss on sales and impairment of real estate of $32.5 million for the year ended December 31, 2024, which was an increase of $35.7 million. The increase between the periods was primarily due to a decrease in the homes sold for a loss within the NexPoint Homes Portfolio, an increase in proceeds from homes sold within the VineBrook Portfolio, specifically within the Atlanta market, and a decrease in the number of homes classified as held for sale that had impairment charges booked. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance.

Investment income. Investment income was $4.1 million for the year ended December 31, 2025 compared to $4.2 million for the year ended December 31, 2024, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a decrease in interest income from money market accounts, partially offset by the increase in interest income from preferred equity investments.

Reversal of (provision for) loan losses. Reversal of loan losses was $0.5 million for the year ended December 31, 2025 compared to provision for loan losses of $4.6 million for the year ended December 31, 2024, which was an increase of $5.1 million. The increase between the periods was due to the reversal of loan losses from extra cash received from NexPoint Homes Manager after notifying the SFR OP that the NexPoint Homes Manager would cease business operations, which resulted in the provision that effectively reduced the HomeSource Note and its associated interest receivable.

Loss on forfeited deposits. Loss on forfeited deposits was $1.5 million for the year ended December 31, 2025 compared to zero for the year ended December 31, 2024, which was an increase of $1.5 million. The increase between the periods was primarily due to legal fees and other transaction costs associated with the termination of an acquisition agreement within the VineBrook Portfolio and writing off earnest money deposits within the NexPoint Homes Portfolio during the year ended December 31, 2025.

Non-GAAP Measurements

Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) change in unrealized loss on investments, (8) reversal of (provision for) loan losses, (9)

loss on forfeited deposits and (10) other gains and losses that are specific to us, including loss on extinguishment of debt. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our consolidated NOI for the years ended December 31, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Year Ended December 31,
	2025	2024
Net loss	$(193,279)	$(194,409)
Adjustments to reconcile net loss to NOI:
Advisory fees	20,068	20,764
General and administrative expenses	116,863	81,553
Depreciation and amortization	124,653	123,940
Interest expense	150,198	143,851
Loss on extinguishment of debt	2,083	3,881
Gain (loss) on sales and impairment of real estate, net	(3,255)	32,455
Investment income	(4,080)	(4,242)
Reversal of (provision for) loan losses	(500)	4,605
Loss on forfeited deposits	1,468	—
NOI	$214,219	$212,398

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the years ended December 31, 2025 and 2024 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss	$(149,496)	$(43,783)	$(193,279)	$(122,638)	$(71,771)	$(194,409)
Adjustments to reconcile net loss to NOI:
Advisory fees	16,914	3,154	20,068	17,271	3,493	20,764
General and administrative expenses	108,390	8,473	116,863	76,253	5,300	81,553
Depreciation and amortization	102,730	21,923	124,653	97,413	26,527	123,940
Interest expense	122,380	27,818	150,198	111,822	32,029	143,851
Loss on extinguishment of debt	1,832	251	2,083	3,881	—	3,881
(Gain)/loss on sales and impairment of real estate, net	(7,551)	4,296	(3,255)	7,134	25,321	32,455
Investment income	(3,835)	(245)	(4,080)	(3,891)	(351)	(4,242)
(Reversal of)/provision for loan losses	—	(500)	(500)	—	4,605	4,605
Loss on forfeited deposits	66	1,402	1,468	—	—	—
NOI	$191,430	$22,789	$214,219	$187,245	$25,153	$212,398

Net Operating Income for Our 2024-2025 Same Home and Non-Same Home Properties for the Years Ended December 31, 2025 and 2024

There are 17,234 homes in our 2024-2025 same home pool (our “2024-2025 Same Home” properties). To be included as a “2024-2025 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2024-2025 Same Home properties for the period ended December 31, 2025 and December 31, 2024 were stabilized by October 1, 2023 and held through December 31, 2025. 2024-2025 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2024-2025 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our VineBrook Portfolio” for a discussion of the definition of stabilized. We view 2024-2025 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2025 and 2024 for our 2024-2025 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Same Home
Rental income (1)	$262,639	$257,072	$5,567	2.2%
Other income (1)	3,153	2,573	580	22.5%
Same Home revenues	265,792	259,645	6,147	2.4%
Non-Same Home
Rental income (1)	85,291	93,801	(8,510)	(9.1)%
Other income (1)	13,954	1,850	12,104	N/M
Non-Same Home revenues	99,245	95,651	3,594	3.8%
Total revenues	365,037	355,296	9,741	2.7%

Operating expenses
Same Home
Property operating expenses (1)	45,393	51,471	(6,078)	-11.8%
Real estate taxes and insurance	47,672	47,543	129	0.3%
Property management fees (2)	1,283	—	1,283	N/M
Same Home operating expenses	94,348	99,014	(4,666)	(4.7)%
Non-Same Home
Property operating expenses (1)	34,581	21,170	13,411	63.3%
Real estate taxes and insurance	19,171	20,257	(1,086)	(5.4)%
Property management fees (2)	2,718	2,457	261	10.6%
Non-Same Home operating expenses	56,470	43,884	12,586	28.7%
Total operating expenses	150,818	142,898	7,920	5.5%

NOI
Same Home	171,444	160,631	10,813	6.7%
Non-Same Home	42,775	51,767	(8,992)	(17.4)%
Total NOI	$214,219	$212,398	$1,821	0.9%

(1)
Presented net of resident chargebacks.
(2)
Property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2024-2025 Same Home Results of Operations for the Years Ended December 31, 2025 and 2024

As of December 31, 2025, our 2024-2025 Same Home properties were approximately 95.0% occupied with a weighted average monthly effective rent per occupied home of $1,316. As of December 31, 2024, our 2024-2025 Same Home properties were approximately 96.3% occupied with a weighted average monthly effective rent per occupied home of $1,310. For our 2024-2025 Same Home properties, we recorded the following operating results for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

Revenues

Rental income. Rental income was $262.6 million for the year ended December 31, 2025 compared to $257.1 million for the year ended December 31, 2024, which was an increase of approximately $5.5 million, or 2.2%. The increase is related to a 0.5% increase in the weighted average monthly effective rent per occupied home, partially offset by a 1.3% decrease in occupancy.

Other income. Other income was approximately $3.2 million for the year ended December 31, 2025 compared to approximately $2.6 million for the year ended December 31, 2024, which was an increase of approximately $0.6 million, or 22.5%. This increase was primarily due to the increase in overall fees charged to single family properties of $0.6 million.

Expenses

Property operating expenses. Property operating expenses were $45.4 million for the year ended December 31, 2025 compared to $51.5 million for the year ended December 31, 2024, which was a decrease of approximately $6.1 million, or 11.8%. The decrease is primarily related to a decrease in repair and maintenance expense of $2.1 million and a decrease in turnover costs of $4.0 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $47.7 million for the year ended December 31, 2025 compared to $47.5 million for the year ended December 31, 2024, which was an increase of approximately $0.2 million, or 0.3%. The increase is primarily related to an increase in real estate taxes of $0.4 million, partially offset by a decrease in property insurance costs of $0.2 million.

Property management fees. Property management fees were $1.3 million for the year ended December 31, 2025 compared to zero for the year ended December 31, 2024, which was an increase of approximately $1.3 million, or 100.0%. The increase is primarily related to an increase in property management fees of $1.3 million related to the Externalization.

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024
Same Home revenues	$265,792	$259,645
Non-Same Home revenues	99,245	95,651
Chargebacks	6,240	7,529
Total revenues	$371,277	$362,825

Same Home operating expenses	94,348	99,014
Non-Same Home operating expenses	56,470	43,884
Chargebacks	6,240	7,529
Total operating expenses	$157,058	$150,427

Net Operating Income for Our 2023-2025 Same Home and Non-Same Home Properties for the Years Ended December 31, 2025 and 2024

There are 11,323 homes in our 2023-2025 same home pool (our “2023-2025 Same Home” properties). To be included as a “2023-2025 Same Home,” homes be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of fiscal year 2023 and be held through the current reporting period-end. 2023-2025 Same Home properties for the period ended December 31, 2025, December 31, 2024 and December 31, 2023 were stabilized by October 1, 2022 and held through December 31, 2025. 2023-2025 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2023-2025 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our VineBrook Portfolio” for a discussion of the definition of stabilized. We view 2023-2025 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2025 and December 31, 2024 for our 2023-2025 Same Home and Non-Same Home properties (dollars in thousands):

	For the Year Ended December 31,		2025 to 2024
	2025	2024	$ Change	% Change
Revenues
Same Home
Rental income (1)	$171,035	$167,810	$3,225	1.9%
Other income (1)	2,137	1,717	420	24.5%
Same Home revenues	173,172	169,527	3,645	2.2%
Non-Same Home
Rental income (1)	176,895	183,063	(6,168)	(3.4)%
Other income (1)	14,970	2,706	12,264	N/M
Non-Same Home revenues	191,865	185,769	6,096	3.3%
Total revenues	365,037	355,296	9,741	2.7%

Operating expenses
Same Home
Property operating expenses (1)	30,715	35,994	(5,279)	(14.7)%
Real estate taxes and insurance	30,641	30,578	63	0.2%
Property management fees (2)	806	—	806	N/M
Same Home operating expenses	62,162	66,572	(4,410)	(6.6)%
Non-Same Home
Property operating expenses (1)	49,259	36,647	12,612	34.4%
Real estate taxes and insurance	36,202	37,222	(1,020)	(2.7)%
Property management fees (2)	3,195	2,457	738	30.0%
Non-Same Home operating expenses	88,656	76,326	12,330	16.2%
Total operating expenses	150,818	142,898	7,920	5.5%

NOI
Same Home	111,010	102,955	8,055	7.8%
Non-Same Home	103,209	109,443	(6,234)	(5.7)%
Total NOI	$214,219	$212,398	$1,821	0.9%

(1)
Presented net of resident chargebacks.
(2)
Property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2023-2025 Same Home Results of Operations for the Years Ended December 31, 2025 and 2024

As of December 31, 2025, our 2023-2025 Same Home properties were approximately 94.8% occupied with a weighted average monthly effective rent per occupied home of $1,300. As of December 31, 2024, our 2023-2025 Same Home properties were approximately 96.1% occupied with a weighted average monthly effective rent per occupied home of $1,299. For our 2023-2025 Same Home properties, we recorded the following operating results for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

Revenues

Rental income. Rental income was $171.0 million for the year ended December 31, 2025 compared to $167.8 million for the year ended December 31, 2024, which was an increase of approximately $3.2 million, or 1.9%. The increase is related to a 0.5% increase in the weighted average monthly effective rent per occupied home, partially offset by a 1.3% decrease in occupancy.

Other income. Other income was approximately $2.1 million for the year ended December 31, 2025 compared to approximately $1.7 million for the year ended December 31, 2024, which was an increase of approximately $0.4 million, or 24.5%. This increase was primarily due to the increase in overall fees charged to single family properties of $0.4 million.

Expenses

Property operating expenses. Property operating expenses were $30.7 million for the year ended December 31, 2025 compared to $36.0 million for the year ended December 31, 2024, which was a decrease of approximately $5.3 million, or 14.7%. The decrease is primarily related to a decrease in repair and maintenance expense of $1.4 million and a decrease in turnover costs of $3.9 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $30.6 million for the year ended December 31, 2025 compared to $30.6 million for the year ended December 31, 2024, which had no change across the period. This is primarily related to an increase in real estate taxes of $0.3 million, offset by a decrease in property insurance costs of $0.3 million.

Property management fees. Property management fees were $0.8 million for the year ended December 31, 2025 compared to zero for the year ended December 31, 2024, which was an increase of approximately $0.8 million or 100.0%. The increase is primarily related to an increase in property management fee of $0.8 million related to the Externalization.

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

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) gains or losses on extinguishment of debt, (3) non-cash interest expenses, (5) reversal of (provision for) loan losses, (6) transaction costs incurred in connection with the Externalization, acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (7) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the years ended December 31, 2025 and 2024 (in thousands, except per share amounts):

	For the Year Ended December 31,		2025 to 2024
	2025	2024	$ Change	% Change
Net loss attributable to stockholders	$(155,532)	$(144,663)	$(10,869)	7.5%
Net loss attributable to NCI in the OP	(32,131)	(29,162)	(2,969)	10.2%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(17,993)	(30,703)	12,710	-41.4%
Net loss attributable to noncontrolling interest in consolidated VIEs	(2,468)	(4,734)	2,266	-47.9%
Depreciation and amortization	124,653	123,940	713	0.6%
Loss/(Gain) on sales and impairment of real estate, net	(3,255)	32,455	(35,710)	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(86,726)	(52,867)	(33,859)	64.0%

FFO per share - basic	$(2.79)	$(1.77)	$(1.02)	57.6%
FFO per share - diluted	$(2.79)	$(1.77)	$(1.02)	57.6%

Loss on forfeited deposits	1,468	—	1,468	100.0%
Loss on extinguishment of debt	2,083	3,881	(1,798)	-46.3%
Non-cash interest expense	36,139	34,140	1,999	5.9%
Reversal of (provision for) loan losses	(500)	4,605	(5,105)	N/M
Transaction and other costs	15,435	8,868	6,567	74.1%
Equity-based compensation expense	53,000	20,690	32,310	N/M
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	20,899	19,317	1,582	8.2%

Core FFO per share - basic	$0.67	$0.65	$0.02	3.1%
Core FFO per share - diluted	$0.65	$0.63	$0.02	3.2%

Recurring capital expenditures	(20,025)	(23,844)	3,819	-16.0%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	874	(4,527)	5,401	N/M

AFFO per share - basic	$0.03	$(0.15)	$0.18	N/M
AFFO per share - diluted	$0.03	$(0.15)	$0.18	N/M

Weighted average shares outstanding - basic	31,137	29,920
Weighted average shares outstanding - diluted (1)	31,992	30,784

Dividends declared per share	$2.1204	$2.1204

Net loss attributable to stockholders per share/unit - diluted	$(6.04)	$(5.73)
Net loss attributable to stockholders Coverage - diluted (2)	-2.85x	-2.70x
FFO Coverage - diluted (3)	-1.32x	-0.83x
Core FFO Coverage - diluted (3)	0.31x	0.30x
AFFO Coverage - diluted (3)	0.01x	-0.07x

(1)
For the years ended December 31, 2025 and 2024, includes approximately 641,410 shares and 838,000 shares, respectively, related to the assumed vesting of restricted stock units of the Company (“RSUs”), earned performance shares of the Company (“Performance Shares”) and profits interest units in the OP (“PI Units”) not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.
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

VineBrook Core FFO makes certain adjustments to VineBrook FFO, which are not representative of the ongoing operating performance of our Portfolio. VineBrook Core FFO adjusts VineBrook FFO to remove or add items such as (1) losses on forfeited deposits, (2) reportable segment-specific investment income, (3) gains or losses on extinguishment of debt, (4) non-cash interest expenses, (5) transaction costs incurred in connection with acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations, including the Externalization and (6) equity-based compensation expense. We believe VineBrook Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the years ended December 31, 2025 and 2024. See below for a reconciliation of VineBrook net loss to consolidated net loss for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss attributable to stockholders	$(134,006)	$(21,526)	$(155,532)	$(111,345)	$(33,318)	$(144,663)
Net loss attributable to redeemable NCI in the OP	(30,335)	(1,796)	(32,131)	(26,146)	(3,016)	(29,162)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(17,993)	(17,993)	—	(30,703)	(30,703)
Net loss attributable to NCI in consolidated VIEs	—	(2,468)	(2,468)	—	(4,734)	(4,734)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	8,793	—	8,793	8,801	—	8,801
Net income attributable to Redeemable Series B Preferred stock	6,052	—	6,052	6,052	—	6,052
Net Loss	$(149,496)	$(43,783)	$(193,279)	$(122,638)	$(71,771)	$(194,409)

The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the years ended December 31, 2025 and 2024, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Year Ended December 31,		2025 to 2024
	2025	2024	$ Change	% Change
Net loss attributable to stockholders	$(134,006)	$(111,345)	$(22,661)	20.4%
Net loss attributable to NCI in the OP	(30,335)	(26,146)	(4,189)	16.0%
Depreciation and amortization	102,730	97,413	5,317	5.5%
Loss/(Gain) on sales and impairment of real estate, net	(7,551)	7,134	(14,685)	N/M
VineBrook FFO attributable to stockholders and NCI in the OP	(69,162)	(32,944)	(36,218)	N/M

VineBrook FFO per share - basic	$(2.22)	$(1.10)	$(1.12)	N/M
VineBrook FFO per share - diluted	$(2.22)	$(1.10)	$(1.12)	N/M

Loss on forfeited deposits	66	—	66	100.0%
Investment income (1)	4,745	5,056	(311)	-6.2%
Loss on extinguishment of debt	1,832	3,881	(2,049)	-52.8%
Non-cash interest expense	35,626	33,105	2,521	7.6%
Transaction and other costs	10,853	8,421	2,432	28.9%
Equity-based compensation expense	52,524	20,172	32,352	N/M
VineBrook Core FFO attributable to stockholders and NCI in the OP	36,484	37,691	(1,207)	-3.2%

VineBrook Core FFO per share - basic	$1.17	$1.26	$(0.09)	-7.1%
VineBrook Core FFO per share - diluted	$1.14	$1.22	$(0.08)	-6.6%

Recurring capital expenditures	(20,025)	(23,844)	3,819	-16.0%
VineBrook AFFO attributable to stockholders and NCI in the OP	16,459	13,847	2,612	18.9%

VineBrook AFFO per share - basic	$0.53	$0.46	$0.07	15.2%
VineBrook AFFO per share - diluted	$0.51	$0.45	$0.06	13.3%

Weighted average shares outstanding - basic	31,137	29,920
Weighted average shares outstanding - diluted (2)	31,992	30,784

Dividends declared per share	$2.1204	$2.1204

Net loss attributable to stockholders per share/unit - diluted (3)	$(6.04)	$(5.73)
Net loss attributable to stockholders Coverage - diluted (4)	-2.85x	-2.70x
VineBrook FFO Coverage - diluted (5)	-1.05x	-0.52x
VineBrook Core FFO Coverage - diluted (5)	0.54x	0.58x
VineBrook AFFO Coverage - diluted (5)	0.24x	0.21x

(1)
Investment income in the table above includes approximately $1.0 million and $1.6 million of interest income from the 7.50% convertible notes of the SFR OP (the "SFR OP Convertible Notes") and promissory notes with NexPoint Homes and the SFR OP and approximately $3.7 million and $3.5 million of dividend income from the investment in NexPoint Homes for the years ended December 31, 2025 and 2024, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)
For the years ended December 31, 2025 and 2024, includes approximately 641,410 shares and 838,000 shares respectively, related to the assumed vesting of RSUs, Performance Shares and profits interest units in the OP (“PI Units”)

not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.
(3)
For the years ended December 31, 2025 and 2024, the net loss attributable to stockholders per share/unit (diluted) includes $(0.84) per common share and $(0.97) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)
Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.
(5)
Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2025 as compared to the year ended December 31, 2024

VineBrook FFO was negative $69.2 million for the year ended December 31, 2025 compared to negative $32.9 million for the year ended December 31, 2024, which was a decrease of approximately $36.2 million. The change in VineBrook FFO between the periods primarily relates to the decrease in rental income of $1.6 million and increases in the VineBrook Portfolio’s general and administrative expenses of $31.8 million, the VineBrook Portfolio’s depreciation and amortization expense of $5.3 million, VineBrook Portfolio's total property operating expenses of $3.5 million and VineBrook Portfolio’s interest expense of $10.6 million, partially offset by an increase in the VineBrook Portfolio's other income of $9.5 million.

VineBrook Core FFO was $36.5 million for the year ended December 31, 2025 compared to $37.7 million for the year ended December 31, 2024, which was a decrease of approximately $1.2 million. The change in VineBrook Core FFO between the periods primarily relates to decreases in VineBrook FFO of $36.2 million and loss on extinguishment of debt of $2.0 million, partially offset by increases in VineBrook Portfolio's non-cash interest expense of $2.5 million, VineBrook Portfolio's transaction and other costs of $2.4 million and VineBrook Portfolio’s equity based compensation expense of $32.4 million, which are all added back to arrive at VineBrook Core FFO.

VineBrook AFFO was $16.5 million for the year ended December 31, 2025 compared to $13.8 million for the year ended December 31, 2024, which was an increase of approximately $2.7 million. The change in VineBrook AFFO between the periods primarily relates to a decrease to VineBrook Core FFO, partially offset by a decrease in the VineBrook Portfolio’s recurring capital expenditures of $3.8 million.

The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 9.4% in VineBrook interest expense (or 5.3% on a per share basis). The weighted average interest rate of debt decreased from 5.3132% as of December 31, 2024 to 5.0575% as of December 31, 2025 for the VineBrook Portfolio, which has partially offset the decrease in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into one interest rate derivative agreement with a notional amount of approximately $82.9 million in order to partially offset the impact of interest rates.

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
•
advisory fees payable to our Adviser;

•
property management, asset management and real estate development services fees payable to the Evergreen Manager and its affiliates;
•
general and administrative expenses; and
•
capital expenditures related to upcoming acquisitions and rehabilitation of owned homes.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances, sales of homes and debt financing.

Subsequent to December 31, 2025, the Company paid off $18.6 million of the debt obligations coming due. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $276.5 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance the NexPoint Homes MetLife Note 1 and (iii) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. Subsequent to December 31, 2025, the Company sold 107 homes and 14 homes for net proceeds of approximately $16.5 million and $3.4 million in the VineBrook Portfolio and the NexPoint Homes Portfolio, respectively. The Company intends to sell approximately 4,000 homes over the next twelve months to generate net proceeds of approximately $590.0 million in the VineBrook Portfolio. Additionally, the Company intends to sell approximately 600 homes over the next twelve months to generate proceeds of approximately $143.0 million in the NexPoint Homes Portfolio. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 obligation primarily using debt or equity financing before it comes due. Given the Company's historical ability to refinance debt, as well as the robust debt market, the Company expects to be able to refinance debt as necessary to meets its debt obligations going forward. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash Flows

The years ended December 31, 2025 and 2024

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$12,853	$22,160
Net cash provided by (used in) investing activities	(18,515)	90,054
Net cash provided by (used in) financing activities	66,215	(113,202)
Change in cash and restricted cash	60,553	(988)
Cash and restricted cash, beginning of year	84,632	85,620
Cash and restricted cash, end of year	145,185	84,632

The year ended December 31, 2025 as compared to the year ended December 31, 2024

Cash flows from operating activities. During the year ended December 31, 2025, net cash used in operating activities was $12.9 million compared to net cash provided by operating activities of $22.2 million for the year ended December 31, 2024. The change in cash flows from operating activities was primarily due to decreases in accrued interest payable of $4.3 million, prepaids and other assets of $13.5 million and accounts receivable of $7.8 million and increases in real estate taxes payable of $2.4 million and accounts payable and other accrued liabilities of $13.2 million.

Cash flows from investing activities. During the year ended December 31, 2025, net cash used in investing activities was $18.5 million compared to net cash provided by investing activities of $90.1 million for the year ended December 31, 2024. The change in cash flows from investing activities was mainly due to an increase in acquisitions of real estate investments, a decrease in disposition activity of the VineBrook Portfolio and a decrease in net proceeds from sales of real estate.

Cash flows from financing activities. During the year ended December 31, 2025, net cash provided by financing activities was $66.2 million compared to net cash used in financing activities of $113.2 million for the year ended December 31, 2024. The change in cash flows from financing activities was mainly due to an increase in credit facilities proceeds received, a decrease in credit facilities principal payments and a decrease in notes payable principal payments made, partially offset by a decrease in notes payable proceeds received.

Debt, Derivatives and Hedging Activity

Debt

As of December 31, 2025, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.2 billion at a weighted average interest rate of 5.0575% and an adjusted weighted average interest rate of 5.0575%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 4.2500%, representing a weighted average fixed rate for SOFR, for the applicable interest period (“one-month term SOFR”), daily SOFR and daily SOFR plus 0.1145%, on our $82.9 million notional amount of interest rate cap agreement, which effectively fixes the interest rate on $82.9 million of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of December 31, 2025 (dollars in thousands):

	Type	Outstanding Principal as of December 31, 2025	Interest Rate (1)	Maturity
JPM Acquisition Facility	Floating	82,569	6.04%	7/9/2027
JPM Term Loan	Floating	474,918	5.59%	9/10/2027
Barings Term Loan	Fixed	323,039	5.44%	10/17/2030
ABS I Loan	Fixed	366,906	4.92%	12/8/2028
ABS II Loan	Fixed	397,117	4.65%	3/9/2029
MetLife Term Loan I	Fixed	308,910	4.50%	8/22/2029
MetLife Term Loan II	Fixed	245,008	4.75%	11/4/2029
TrueLane Mortgage	Fixed	7,422	5.35%	2/1/2028
Crestcore II Note	Fixed	2,395	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,228	5.12%	7/9/2029
Total Outstanding Principal		$2,210,512

(1)
Represents the interest rate as of December 31, 2025. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of December 31, 2025 was 3.7866%, daily SOFR as of December 31, 2025 was 3.8700% and one-month term SOFR as of December 31, 2025 was 3.6875%.

In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $515.7 million of debt outstanding at December 31, 2025 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 12 to the consolidated financial statements.

Warehouse Facility

On September 20, 2019, the OP (as guarantor) and VB One, LLC (as borrower) entered into a credit facility (the “Warehouse Facility”) with KeyBank N.A. (“KeyBank”). On August 14, 2024, the OP entered into a Seventh Amendment to the Warehouse Facility (the “Warehouse Seventh Amendment”) with KeyBank, as administrative agent, and the lenders party thereto. The Warehouse Seventh Amendment, among other things, provided for (1) a reduction in the maximum commitment of the Warehouse Facility; (2) reduced unused facility fees; (3) modifications and additions of certain covenants, including adjusting the minimum fixed charge coverage ratio to not less than 1.40 to 1.0, effective as of January 1, 2024; (4) in connection with sales of assets to unaffiliated third parties, the prepayment of the commitment amount with 100% of such proceeds until the commitment under the Warehouse Facility is reduced to $475.0 million and with 75% of such proceeds thereafter; provided that certain additional amounts may be required to be prepaid if the outstanding principal balance would exceed the value of the assets in the borrowing base following such sale; (5) the reduction of the outstanding principal balance to be no more than $475.0 million by October 31, 2024.

As of December 31, 2025 and 2024, the outstanding principal balance of the Warehouse Facility was zero and $457.2 million, respectively. As of December 31, 2025 and 2024, there was zero and $17.8 million, respectively, of remaining commitment to be drawn on the Warehouse Facility. On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on the Warehouse Facility. The Warehouse Facility, net of unamortized deferred financing costs, was included in credit facilities on the consolidated balance sheets in 2024.

JPM Facility

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement (the “JPM Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The total facility amount was updated to $350.0 million under Amendment No. 2. The JPM Facility was secured by equity pledges in VB Three, LLC (“VB Three”) and its wholly owned subsidiaries. On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025. On July 28, 2025, the Company entered into Amendment No. 6 to the JPM Facility, wherein the maturity date was extended to October 31, 2025, and the commitment was reduced to the amount equal to the advances outstanding as of the Amendment No. 6 effective date and all repayments permanently reduced the commitment.

As of December 31, 2025 and 2024, the outstanding principal balance of the JPM Facility was zero and $97.4 million, respectively. As of December 31, 2025 and 2024, there was zero and $252.6 million, respectively, of remaining commitment to be drawn on the JPM Facility. On October 17, 2025, the Company fully paid off the outstanding principal balance and interest on the JPM Facility. The JPM Facility, net of unamortized deferred financing costs, was included in credit facilities on the consolidated balance sheets in 2024.

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

As of December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $82.6 million. As of December 31, 2025, there was $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into a credit agreement (the “JPM Term Loan”) with JPM, and the lenders party thereto from time to time, including The Ohio State Life Insurance Company (“OSL”). The JPM Term Loan provides for term loans of $485.0 million, all of which were drawn on September 11, 2025. Borrowings under the JPM Term Loan will generally bear interest at term SOFR for the interest period plus 1.90%, provided that the Company may elect for the JPM Term Loan to bear interest at (i) the greater of the prime rate, the federal funds effective rate plus 0.5%, and one-month term SOFR plus 1.0%, in each case, plus 0.90% or (ii) adjusted daily effective SOFR plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. The Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the Warehouse Facility and the OSL Loan II.

As of December 31, 2025, the outstanding principal balance of the JPM Term Loan was $474.9 million. As of December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

Barings Term Loan

On October 17, 2025, the OP, via its indirect subsidiaries, as borrowers, and the Company, as parent guarantor, entered into a loan agreement that provided for a $325.0 million loan (the “Barings Term Loan”) with Massachusetts Mutual Life Insurance Company, MassMutual Ascend Life Insurance Company and Martello Re Limited, as lenders, which has been fully funded at an original issue discount of 3.0% of the Barings Term Loan. The Barings Term Loan is interest-only and matures on October 17, 2030. The loan bears interest at 5.44% per annum, payable monthly. The Company used the proceeds from the Barings Term Loan to fully repay the outstanding balances of the MetLife Note and the JPM Facility.

As of December 31, 2025, the outstanding principal balance of the Barings Term Loan was $323.0 million. As of December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

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

Concurrent with the execution of the ABS I Loan Agreement, the ABS I Lender sold the ABS I Loan to VineBrook Homes Depositor A, LLC (the “Depositor”), an indirect subsidiary of the OP, which, in turn, transferred the ABS I Loan to a trust in exchange for (i) $178.4 million principal amount of Class A pass-through certificates (the “Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “Class B Certificates”), (iii) $30.8 million principal amount of Class C pass-through certificates (the “Class C Certificates”), (iv) $43.0 million principal amount of Class D pass-through certificates (the “Class D Certificates”), (v) $50.1 million principal amount of Class E1 pass-through certificates (the “Class E1 Certificates”), (vi) $12.2 million principal amount of Class E2 pass-through certificates (the “Class E2 Certificates,” and collectively with the Class A Certificates, Class B Certificates, Class C Certificates, Class D Certificates and Class E1 Certificates, the “Regular Certificates”), and (vii) $39.1 million Class R pass-through certificates (the “Class R Certificates,” and together with the Regular Certificates, the “Certificates”). The Certificates represent beneficial ownership interests in the trust and its assets, including the ABS I Loan.

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

The ABS I Loan is collateralized by 2,641 single-family rental homes, and as of December 31, 2025, approximately 12.97% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of December 31, 2025 and 2024, the outstanding principal balance of the ABS I Loan was $366.9 million and $389.3 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

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

Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of Class A pass-through certificates (the “ABS II Class A Certificates”), (ii) $38.6 million principal amount of Class B pass-through certificates (the “ABS II Class B Certificates”), (iii) $30.6 million principal amount of Class C pass-through certificates (the “ABS II Class C Certificates”), (iv) $42.9 million principal amount of Class D pass-through certificates (the “ABS II Class D Certificates”), (v) $63.5 million principal amount of Class E-1 pass-through certificates (the “ABS II Class E1 Certificates”), (vi) $11.2 million principal amount of Class E-2 pass-through certificates (the “ABS II Class E2 Certificates,” and collectively with the ABS II Class A Certificates, ABS II Class B Certificates, ABS II Class C Certificates, ABS II Class D Certificates and ABS II Class E1 Certificates, the “ABS II Regular Certificates”), and (vii) $39.9 million ABS II Class R pass-through certificates (the “ABS II Class R Certificates,” and together with the ABS II Regular Certificates, the “ABS II Certificates”). Initially, the OP retained $19.5 million of the ABS II Class A Certificates, $10.5 million of the ABS II Class B Certificates, and $2.0 million of the ABS II Class C Certificates. On July 11, 2024, the OP sold $10.5 million of the ABS II Class B Certificates. On July 24, 2024, the OP sold $19.5 million of the ABS II Class A Certificates. On September 25, 2024, the OP sold $2.0 million of the ABS II Class C Certificates.

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

The ABS II Loan is collateralized by 2,423 single-family rental homes, and as of December 31, 2025, approximately 11.90% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of December 31, 2025 and 2024, the outstanding principal balance of the ABS II Loan was $397.12 million and $402.3 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

MetLife Note

On January 26, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note was secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bore interest at a fixed rate of 3.25%. The MetLife Note was interest-only and had a maturity date of January 31, 2026.

As of December 31, 2025 and 2024, the outstanding principal balance of the MetLife Note was zero and $104.3 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the MetLife Note. On October 17, 2025, the Company fully paid off the outstanding principal balance and interest on the MetLife Note. The MetLife Note, net of unamortized deferred financing costs, was included in notes payable on the consolidated balance sheets in 2024.

MetLife Term Loan I

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into two credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity, LLC and VB Ten Equity, LLC of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility.

As of December 31, 2025 and 2024, the outstanding principal balance of the MetLife Term Loan I Facilities was $308.9 million and $340.1 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable on the consolidated balance sheets.

MetLife Term Loan II

On November 4, 2024, VB Eleven, LLC, an indirect subsidiary of the Company (“VB Eleven”), as borrower, entered into a $250.0 million credit agreement for a term loan credit facility (the “MetLife Term Loan II Facility”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity, LLC of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029.

As of December 31, 2025 and 2024, the outstanding principal balance of the MetLife Term Loan II Facility was $245.0 million and $249.9 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

OSL Loan

On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement (the “OSL Loan”) with OSL. OSL is an affiliate of the Company’s Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company, maturing on February 25, 2027. On May 5, 2025, the OP used its option to draw an additional $5.0 million on the OSL Loan.

As of December 31, 2025 and 2024, the outstanding principal balance of the OSL Loan was zero for both years ended. As of December 31, 2025 and December 31, 2024, there was zero remaining availability to be drawn on the OSL Loan. On October 30, 2025, the Company fully paid off the outstanding principal balance and interest on the OSL Loan.

OSL Loan II

On August 7, 2025, the OP, as borrower, entered into a secured $10.0 million revolving credit agreement (the “OSL Loan II”) with OSL. The OSL Loan II provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company, maturing on August 7, 2027. On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on OSL Loan II.

As of December 31, 2025 and 2024, the outstanding principal balance of the OSL Loan II was zero for both years ended. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the OSL Loan II. On October 30, 2025, the Company fully paid off the outstanding principal balance and interest on the OSL Loan II.

Refinancing of Capital

We intend to invest in additional homes, including through BTR communities, as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of shares of Common Stock, Preferred Stock or other securities or property dispositions.

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

Interest Rate Derivative Agreements

We have entered into and expect to continue to enter into interest rate swap and cap agreements with various third parties to fix or cap the floating interest rates on a majority of our floating rate mortgage debt outstanding. The interest rate swap agreements generally have a term of approximately three to six years and effectively establish a fixed interest rate on debt on the underlying notional amounts. In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness when repaid early or refinanced), we, through the OP, previously entered into 12 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC (“Mizuho”) with a combined notional amount of $1.1 billion all of which have expired or terminated as of December 31, 2025. On February 1, 2025, an interest rate swap with KeyBank with a total notional amount of $50.0 million expired, and on March 3, 2025, another KeyBank swap with a total notional amount of $20.0 million expired. On September 15, 2025, five interest rate swaps with a total notional of $650.0 million were terminated early at the discretion of the Mizuho counterparty. In connection with the early terminations, the Company received approximately $1.3 million, which is included within cash on the consolidated balance sheets and recognized a gain of approximately $0.1 million, which is included within interest expense on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. On November 1, 2025, three interest rate swaps with KeyBank with a total notional amount of $250.0 million expired, and on December 21, 2025, two KeyBank swaps with a total notional amount of $150.0 million expired. Following these expirations, all interest rate swaps were either terminated or matured, and the Company had no interest rate swaps outstanding as of December 31, 2025. See Notes 5 and 6 to our consolidated financial statements for additional information.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On April 13, 2022, the Company, through the OP, paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively capped one‑month term SOFR at 1.50% on $300.0 million of floating rate debt and expired on November 1, 2025. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Royal Bank of Canada with a notional amount of $31.9 million (the “RBC Cap”). On September 29, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $35.9 million. On October 28, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $81.9 million. On December 29, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $82.9 million. The interest rate cap effectively caps one-month term SOFR at 4.25% on $82.9 million of floating rate debt. The interest rate cap expires on July 9, 2027.

Investments in Subsidiaries

As of December 31, 2025, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 20,355 properties in the VineBrook Portfolio and 2,035 properties in the NexPoint Homes Portfolio, through 15 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of December 31, 2025, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralizes the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	34	$3,416	100%	Yes		2,220
NREA VB II, LLC	45	4,593	100%	Yes		2,938
NREA VB III, LLC	423	40,895	100%	Yes		27,614
NREA VB IV, LLC	125	12,670	100%	Yes		8,160
NREA VB V, LLC	1,085	71,249	100%	Yes		70,830
NREA VB VI, LLC	100	10,433	100%	Yes		6,528
NREA VB VII, LLC	21	1,997	100%	Yes		1,371
True FM2017-1, LLC	168	16,792	100%	Yes		7,422
VB One, LLC	5,341	730,907	100%	Yes		348,665
VB Two, LLC	1,535	155,162	100%	Yes		175,341
VB Three, LLC	1,293	195,215	100%	Yes		147,698
VB Five, LLC	111	13,594	100%	Yes		4,623
VB Eight, LLC	101	15,647	100%	Yes		6,593
VB Nine, LLC	1,230	181,485	100%	Yes		155,158
VB Ten, LLC	1,231	181,053	100%	Yes		153,752
VB Eleven, LLC	2,013	188,297	100%	Yes		245,008
VB Twelve, LLC	435	126,393	100%	Yes		82,569
VineBrook Homes Borrower 1, LLC	2,641	386,527	100%	Yes		366,906
VineBrook Homes Borrower 2, LLC	2,423	363,851	100%	Yes		397,117
NexPoint Homes	2,035	607,646	83%	No	(1)	409,920
	22,390	$3,307,822				$2,620,433	(2)

(1)
Assets held, directly or indirectly, by NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)
In addition to the debt allocated to the SPEs noted above, as of December 31, 2025, NexPoint Homes had approximately $105.8 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes and the $15.0 million promissory note by and between the SFR OP and NREF as of December 31, 2025.

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the years ended December 31, 2025, 2024 and 2023. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2023.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements

As of December 31, 2025, December 31, 2024 and December 31, 2023 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 6 to our consolidated financial statements), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired, or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, as one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed. The allocation of Total Consideration requires relying upon estimates and assessments of factors that are, at times, subject to significant uncertainty.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the years ended December 31, 2025 and 2024, $5.2 million and $1.8 million of impairments on operating properties were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss), and no significant impairment on operating properties were recorded during the year ended December 31, 2023.

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

As of December 31, 2025, we had total indebtedness of $2.7 billion which includes $557.5 million of outstanding variable-rate debt. As of December 31, 2025, we had effectively converted 14.9% of these borrowings to a fixed rate through an interest rate cap agreement. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate swap agreements and interest rate cap agreements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and our Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and our Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.5*	First Amendment to the Third Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, L.P., dated as of July 25, 2025

10.6

Second Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P., dated June 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 30, 2023).

10.7

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

10.9

Contribution Agreement, dated as of June 8, 2022, between NexPoint Homes Trust, Inc., NexPoint SFR Operating Partnership, L.P., NexPoint Diversified Real Estate Trust, NRESF REIT Sub, LLC, NFRO REIT Sub, LLC, GAF REIT Sub, LLC, Randy Hagedorn, Adam Levinson and Richard Scola (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.10	Form of 7.50% Convertible Notes of NexPoint Homes, Inc., due June 30, 2027 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.11

Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 14, 2022).

10.12†

VineBrook Homes Trust, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No.1 to the Company’s Registration Statement on Form 10, filed by the Company on June 14, 2021).

10.13†	VineBrook Homes Trust, Inc. 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).

10.14†

Form of Restricted Stock Units Agreement (Officers) (prior to 2023) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.15†

Form of Restricted Stock Units Agreement (Directors) (prior to 2023) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.16†	Form of Profits Interest Units Agreement (prior to 2024) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.17†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed by the Company on April 30, 2021).

10.18†	Form of Restricted Stock Units Agreement (Directors) (2023 form) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed by the Company on March 28, 2025)

10.19†	Form of Restricted Stock Units Agreement (Officers) (2023 form) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed by the Company on March 28, 2025)

10.20†	Form of Restricted Stock Units Agreement (Officers) (2024 form) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed by the Company on April 1, 2024).

10.21†	Form of Restricted Stock Units Agreement (Directors) (2024 form) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed by the Company on April 1, 2024).

10.22†	Form of Profits Interest Units Agreement (2024 form) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed by the Company on April 1, 2024).

10.23*†	Form of Restricted Stock Units Agreement (Directors) (2025 form)

10.24*†	Form of Restricted Stock Units Agreement (Officers) (2025 form)

10.25†	Form of Profit Interest Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 4, 2023).

10.26	VineBrook Homes Trust, Inc. Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 27, 2023).

10.27

Loan Agreement, dated as of December 6, 2023 by and between VineBrook Homes Borrower 1, LLC and Bank of America, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 11, 2023).

10.28

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

10.30

Second Amended and Restated Promissory Note, dated August 25, 2025, by and between NexPoint SFR Operating Partnership, L.P. and NREF OP IV REIT Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2025).

10.31

Credit Agreement, dated August 22, 2024, by and among VB Nine, LLC, Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto, joined by VineBrook Homes Trust, Inc. as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2024).

10.32

Credit Agreement, dated August 22, 2024, by and among VB Ten, LLC, Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto, joined by VineBrook Homes Trust, Inc. as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2024).

10.33

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

10.34

Credit Agreement, dated August 7, 2025, by and among VineBrook Homes Operating Partnership, L.P., as borrower and The Ohio State Life Insurance Company as administrative agent, sole lead arranger, sole bookrunner and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 13, 2025).

10.35

Credit Agreement, dated as of September 11, 2025, by and among VineBrook Homes Operating Partnership, L.P., as parent borrower, VineBrook Homes Trust, Inc., as guarantor, certain subsidiaries thereto, as borrowers, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2025).

10.36

Form of Property Management Agreement, dated June 10, 2025 by and between [Owner] and Evergreen Residential Management, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2025).

10.37

Form of Asset Management Agreement, by and between [Owner] and Evergreen Asset Management, LLC, dated June 10, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2025).

10.38

Real Estate Development Services Agreement, dated June 10, 2025 by and between VineBrook Homes Operating Partnership, L.P. and Evergreen Development Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2025).

10.39

Letter Agreement, dated June 10, 2025, by and among VineBrook homes Operating Partnership, L.P., Evergreen Residential Management, LLC and Evergreen Development Services, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2025).

10.40

Loan and Security Agreement, dated June 25, 2025, by and among VB Twelve, LLC, as borrower, VB WH, LLC, as subsidiary guarantor, JPMorgan Chase Bank, National Association as initial lender and administrative agent and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 1, 2025).

19.1*	Insider Trading Policy of the Company

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Management contract, compensatory plan or arrangement

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		March 11, 2026
John Good	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Good		March 11, 2026
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		March 11, 2026
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Mitts	Director	March 11, 2026
Brian Mitts

/s/ James Dondero	Director	March 11, 2026
James Dondero

/s/ Edward Constantino	Director	March 11, 2026
Edward Constantino

/s/ Dr. Arthur Laffer	Director	March 11, 2026
Dr. Aruthur Laffer

/s/ Scott Kavanaugh	Director	March 11, 2026
Scott Kavanaugh

/s/ Dr. Carol Swain	Director	March 11, 2026
Dr. Carol Swain

/s/ Catherine Wood	Director	March 11, 2026
Catherine Wood

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

VineBrook Homes Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VineBrook Homes Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Dallas, Texas

March 11, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of VineBrook Homes Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows of VineBrook Homes Trust, Inc. and Subsidiaries (the Company) for the year ended December 31, 2023, and the related notes and the financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas

April 1, 2024

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Operating real estate investments
Land	$518,724	$527,422
Buildings and improvements	2,696,799	2,739,977
Intangible lease assets	759	—
Total gross operating real estate investments	3,216,282	3,267,399
Accumulated depreciation and amortization	(463,531)	(373,964)
Total net operating real estate investments	2,752,751	2,893,435
Real estate held for sale, net	91,540	55,592
Total net real estate investments	2,844,291	2,949,027
Investments, at fair value	3,368	2,500
Cash	95,022	40,738
Restricted cash	50,163	43,894
Accounts and other receivables, net	11,728	11,231
Prepaid and other assets	36,264	35,497
Interest rate derivatives, at fair value	21	21,289
Intangible assets, net	10,399	5,786
Asset-backed securitization certificates	78,964	78,964
Goodwill	20,522	20,522
TOTAL ASSETS	$3,150,742	$3,209,448
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$2,530,801	$1,893,752
Credit facilities, net	80,555	554,135
Accounts payable and other accrued liabilities	37,241	43,847
Accrued real estate taxes payable	37,188	37,235
Accrued interest payable	32,915	30,176
Security deposit liability	26,646	26,063
Prepaid rents	4,395	2,891
Total Liabilities	$2,749,741	$2,588,099
Redeemable Series A Preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 4,996,000 shares issued and outstanding, respectively	123,494	122,820
Redeemable noncontrolling interests in the OP	277,844	257,454
Redeemable noncontrolling interests in consolidated VIEs	67,835	80,711
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 25,912,630 and 25,377,421 shares issued and outstanding, respectively	261	256
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	761,850	762,904
Distributions in excess of retained earnings	(834,825)	(623,403)
Accumulated other comprehensive income	2,294	14,499
Total Stockholders' (Deficit) Equity	(70,395)	154,281
Noncontrolling interests in consolidated VIEs	2,223	6,083
TOTAL LIABILITIES AND EQUITY	$3,150,742	$3,209,448

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$353,381	$357,526	$345,778
Other income	17,896	5,299	5,330
Total revenues	371,277	362,825	351,108
Expenses
Property operating expenses	86,214	80,170	81,241
Real estate taxes and insurance	66,843	67,800	65,673
Property management fees	4,001	2,457	13,810
Advisory fees	20,068	20,764	21,758
General and administrative expenses	116,863	81,553	53,208
Depreciation and amortization	124,653	123,940	128,009
Interest expense	150,198	143,851	139,151
Total expenses	568,840	520,535	502,850
Loss on extinguishment of debt	(2,083)	(3,881)	(993)
Gain (loss) on sales and impairment of real estate, net	3,255	(32,455)	(72,539)
Investment income	4,080	4,242	361
Reversal of (provision for) loan losses	500	(4,605)	—
Loss on forfeited deposits	(1,468)	—	(54,135)
Internalization costs	—	—	(1,099)
Net loss	(193,279)	(194,409)	(280,147)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,793	8,801	8,828
Net income attributable to Series B Preferred stock	6,052	6,052	—
Net loss attributable to redeemable noncontrolling interests in the OP	(32,131)	(29,162)	(42,025)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(17,993)	(30,703)	(22,694)
Net loss attributable to noncontrolling interests in consolidated VIEs	(2,468)	(4,734)	(3,296)
Net loss attributable to stockholders	$(155,532)	$(144,663)	$(220,960)
Other comprehensive loss
Unrealized loss on interest rate hedges	(14,537)	(19,656)	(15,050)
Total comprehensive loss	(207,816)	(214,065)	(295,197)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,793	8,801	8,828
Comprehensive income attributable to Series B Preferred stock	6,052	6,052	—
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(34,463)	(32,109)	(44,284)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(17,993)	(30,703)	(22,694)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(2,468)	(4,734)	(3,296)
Comprehensive loss attributable to stockholders	$(167,737)	$(161,372)	$(233,751)

Weighted average common shares outstanding - basic	25,734	25,263	24,712
Weighted average common shares outstanding - diluted	25,734	25,263	24,712

Loss per share - basic	$(6.04)	$(5.73)	$(8.94)
Loss per share - diluted	$(6.04)	$(5.73)	$(8.94)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(dollars in thousands, except share and per share amounts)

	Series B Preferred Stock		Class A Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2022	—	$—	24,615,364	$248	$737,129	$(160,048)	$43,999	$621,328
Net loss attributable to common stockholders					—	(220,960)	—	(220,960)
Issuance of Class A common stock			332,163	3	18,732	—	—	18,735
Redemptions of Class A common stock			(13,815)	—	(840)	—	—	(840)
Equity-based compensation			72,525	1	4,666	—	—	4,667
Common stock dividends declared ($1.5903 per share)					—	(40,222)	—	(40,222)
Issuance of Series B Preferred stock, net of offering costs	2,548,240	25			60,803	—	—	60,828
Series B Preferred stock dividends declared ($0.40243 per share)					—	(2,539)	—	(2,539)
Other comprehensive loss attributable to stockholders					—	—	(12,791)	(12,791)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(28,393)	—	—	(28,393)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(15,342)	—	—	(15,342)
Balances, December 31, 2023	2,548,240	$25	25,006,237	$252	$776,755	$(423,769)	$31,208	$384,471
Net loss attributable to common stockholders					—	(144,663)	—	(144,663)
Net income attributable to Series B preferred stockholders					—	6,052	—	6,052
Issuance of Class A common stock			425,914	4	23,064	—	—	23,068
Redemptions of Class A common stock			(128,250)	(1)	(7,373)	—	—	(7,374)
Equity-based compensation			73,520	1	5,859	—	—	5,860
Common stock dividends declared ($2.1204 per share)					—	(54,971)	—	(54,971)
Series B Preferred stock dividends declared ($1.78125 per share)					—	(6,052)	—	(6,052)
Other comprehensive loss attributable to stockholders					—	—	(16,709)	(16,709)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(29,005)	—	—	(29,005)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(6,396)	—	—	(6,396)
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,904	$(623,403)	$14,499	$154,281
Net loss attributable to common stockholders					—	(155,532)	—	(155,532)
Net income attributable to Series B preferred stockholders					—	6,052	—	6,052
Issuance of Class A common stock			417,771	4	16,265	—	—	16,269
Redemptions of Class A common stock			(100,623)	(1)	(5,495)	—	—	(5,496)
Equity-based compensation			218,061	2	25,809	—	—	25,811
Common stock dividends declared ($2.1204 per share)					—	(55,890)	—	(55,890)
Series B Preferred stock dividends declared ($2.37500 per share)					—	(6,052)	—	(6,052)
Other comprehensive loss attributable to stockholders					—	—	(12,205)	(12,205)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(32,260)	—	—	(32,260)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(5,373)	—	—	(5,373)
Balances, December 31, 2025	2,548,240	$25	25,912,630	$261	$761,850	$(834,825)	$2,294	$(70,395)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(193,279)	$(194,409)	$(280,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sales and impairment of real estate, net	(3,255)	32,455	72,539
Change in fair value of investment in unconsolidated entity	(1,012)	—	—
Depreciation and amortization	124,653	123,940	128,009
Non-cash interest expense	30,179	24,577	9,729
Change in fair value of interest rate derivatives	(17,012)	(36,638)	(35,224)
Provision for (reversal of) loan losses	(500)	4,605	—
Net cash received on derivative settlements	26,485	47,503	43,183
Loss on extinguishment of debt	2,083	3,881	993
Equity-based compensation	53,103	20,087	14,048
Loss on forfeited deposits	1,468	—	54,135
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(3,239)	4,513	(5,742)
Prepaids and other assets	(3,393)	(3,317)	(4,336)
Accounts payable and other accrued liabilities	(6,120)	(9,694)	5,486
Accrued real estate taxes payable	(47)	(2,397)	1,532
Accrued interest payable	2,739	7,054	8,177
Net cash provided by operating activities	12,853	22,160	12,382
Cash flows from investing activities
Net proceeds from sales of investment	302	—	—
Additions to internal use software	(10,381)	(2,580)	—
Internalization of the Manager	—	—	(1,174)
Net proceeds from sales of real estate	162,204	178,191	268,321
Prepaid deposits	—	76	(10)
Insurance proceeds received	4,025	2,457	8,686
Acquisitions of real estate investments	(125,725)	—	—
Additions to real estate investments	(48,940)	(71,788)	(118,949)
Acquisition of preferred equity interests	—	(16,302)	—
Net cash provided by (used in) investing activities	(18,515)	90,054	156,874
Cash flows from financing activities
Notes payable proceeds received	860,992	897,612	334,295
Notes payable payments	(235,231)	(250,914)	(35,622)
Credit facilities proceeds received	82,569	2,758	35,158
Credit facilities principal payments	(554,534)	(671,498)	(462,384)
Bridge facilities proceeds received	—	—	25,000
Bridge facilities principal payments	—	—	(100,000)
Financing costs paid	(20,506)	(30,478)	(14,385)
Payment penalties on extinguished debt	(2,083)	—	—
Redemptions of Class A common stock paid	(4,110)	(6,675)	(17,934)
Dividends paid to common stockholders	(34,497)	(34,927)	(19,416)
Series B Preferred stock dividends paid	(6,052)	(6,052)	(2,539)
Payments for taxes related to net share settlement of stock-based compensation	(5,869)	(1,187)	(1,239)
Proceeds from issuance of Series B preferred stock, net of offering costs	—	—	60,828
Redemptions of Series A Preferred stock paid	—	(86)	(140)
Series A Preferred stock dividends paid	(8,119)	(8,120)	(8,125)
Contributions from redeemable noncontrolling interests in the OP	6,634	6,805	2,247
Distributions to redeemable noncontrolling interests in the OP	(10,855)	(9,058)	(1,020)
Redemptions by redeemable noncontrolling interests in the OP	—	(457)	—
Distributions to redeemable noncontrolling interests in consolidated VIEs	—	—	(602)
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(256)	—	—
Contributions from noncontrolling interests in consolidated VIEs	223	1,559	8,037
Distributions to noncontrolling interests in consolidated VIEs	(813)	(907)	(540)
Redemptions by noncontrolling interests in consolidated VIEs	(1,278)	(1,577)	(4)
Net cash provided by (used in) financing activities	66,215	(113,202)	(198,385)
Change in cash and restricted cash	60,553	(988)	(29,129)
Cash and restricted cash, beginning of period	84,632	85,620	114,749
Cash and restricted cash, end of period	$145,185	$84,632	$85,620
Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$117,280	$124,736	$146,666
Cash paid for income and franchise taxes	387	575	652

Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	83	900	1,270
Assumed liabilities in asset acquisitions	872	—	—
Accrued dividends payable to common stockholders	1,460	1,462	832
Accrued distributions payable to redeemable noncontrolling interests in the OP	—	615	1,315
Accrued dividends payable to Series A Preferred stockholders	2,030	2,030	2,031
Accrued redemptions payable to common stockholders	2,573	1,187	488
Accrued capital expenditures	1,751	—	106
Accretion to redemption value of Redeemable Series A Preferred stock	674	681	703
Asset backed securitization certificates	—	39,868	39,096
Assumed debt on acquisitions	—	—	565
Offering costs accrued	(7,044)	—	—
Write off of fully amortized deferred financing costs	28,995	1,965	—
Issuance of Class A common stock related to DRIP dividends	22,136	24,239	19,974
DRIP dividends to common stockholders	(22,136)	(24,239)	(19,974)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	837	3,728	5,242
DRIP distributions to redeemable noncontrolling interests in the OP	(837)	(3,728)	(5,242)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	5,647	5,351	3,244
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(5,647)	(5,351)	(3,244)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	345	370	228
DRIP distributions to noncontrolling interests in consolidated VIEs	(345)	(370)	(228)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a real estate investment trust (“REIT”). The Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. The Company has begun to acquire newer homes in “built-to-rent” (“BTR”) communities in higher growth submarkets within or complementary to our existing geographic footprint. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of December 31, 2025, there were a combined 22,923,950 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 17,861,199 Class A OP Units, or 77.9%, were owned by the Company, 2,814,062 Class B OP Units, or 12.3%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 99,577 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 157,144 Class C OP Units, or 0.7%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,991,968 Class C OP Units, or 8.7%, were owned by limited partners that were sellers in the Formation Transaction (as defined below) (the “VineBrook Contributors”), former employees of the Legacy VineBrook Manager (as defined below), the Evergreen Manager (as defined below), or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (as defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (as amended, the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and is a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP. The Company has power to direct the activities of the OP because the OP GP is a wholly owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP.

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

The Company began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”) for a total purchase price of approximately $330.2 million, including closing and financing costs of $6.0 million (the “Formation Transaction”). On November 1, 2018, the Company accepted subscriptions for 1,097,367 shares of its Class A common stock, par value $0.01 (“Common Stock”), for gross proceeds of approximately $27.4 million in connection with the Formation Transaction. The proceeds from the issuance of Common Stock were used to acquire OP Units. The OP used the capital contribution from the Company to fund a portion of the purchase price for the Initial Portfolio. The remaining purchase price and closing costs were funded by a capital contribution totaling $70.7 million from NREO, $8.6 million of equity rolled over from VineBrook Contributors, and $241.4 million from a Federal Home Loan Mortgage Corporation mortgage provided by KeyBank N.A. (“KeyBank”).

On August 28, 2018, the Company commenced the offering of 40,000,000 shares of Common Stock through a continuous private placement (the “Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior net asset value (“NAV”) per share as recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Company’s board of directors (the “Board”) pursuant to the valuation methodology approved by the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis and is unaudited. NAV may differ from the values of our real estate assets as calculated in accordance with the generally accepted accounting principles in the United States (“GAAP”).

Between November 1, 2018 and December 31, 2025, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 21,185 additional homes and sold 4,959 homes within the VineBrook Portfolio (as defined below) (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 538 homes. The Company, through the OP’s SPEs, indirectly owned an interest in 20,355 homes (the “VineBrook Portfolio”) in 19 states, and through its consolidated investment in NexPoint Homes, indirectly owned an interest in an additional 2,035 homes (the “NexPoint Homes Portfolio”), for a total of 22,390 homes in 21 states as of December 31, 2025. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio. The acquisitions of the additional homes in the VineBrook Portfolio were funded by loans (see Note 5), proceeds from the sale of Common Stock and Preferred Stock (as defined below) and excess cash generated from operations.

The Company is externally advised by the NexPoint Real Estate Advisors V, L.P. (the “Adviser”) through an agreement dated November 1, 2018, which was subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides asset management and other corporate-level services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Legacy VineBrook Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Legacy VineBrook Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Legacy VineBrook Management Agreements”). After the Internalization, but prior to the transition to the Evergreen Manager (as defined below), all of the Company’s investment decisions were made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company's board of directors (“Board”). Subsequent to the Externalization (as defined below), all of the Company's investment decisions are made by officers of the Company and the Adviser, subject to general oversight by the Board and with the recommendations of the Evergreen Manager (as defined below), the Asset Manager (as defined below) and the Service Provider (as defined below).

On June 10, 2025, the OP caused certain of its subsidiaries to enter into property management agreements (the “Management Agreements”) with Evergreen Residential Management, LLC (the “Evergreen Manager”) to renovate, lease, maintain, and generally operate the Company’s properties within the VineBrook Portfolio. Pursuant to the Management Agreements, responsibility for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of single-family rental properties transitioned to the Evergreen Manager (the “Externalization”). We refer to October 23, 2025, the date that the last property in the VineBrook Portfolio transitioned to the Management Agreements, as the “Transition Effective Date”. On the Transition Effective Date, all of the Legacy VineBrook Management Agreements were terminated. As a result of the Management Agreements, as of the Transition Effective Date, the VineBrook Portfolio is now externally managed by the Evergreen Manager. Under the Management Agreements, monthly in arrears, the Evergreen Manager is entitled to (1) a property management fee equal to 2.5% of collected rents, (2) a shared services agreement fee that shall not exceed the greater of 6.0% of collected rents and $75 per property, less any property management fee paid, (3) a major repair and maintenance fee of 10% of expenses for projects with an individual expense equal to or greater than $5,000 or an aggregate expense equal or greater than $10,000, subject to a maximum of $3,500, (4) new lease commissions equal to the greater of 40% of first-month’s rent or $600, and (5) renewal lease commission equal to the greater of 40% of first-month’s rent and $600. The Evergreen Manager is also entitled to other repair, maintenance, vacancy and turnover fees on a per property basis. The Management Agreements have an initial seven-year term with one-year automatic renewals, unless otherwise terminated. Either party may choose not to renew the Management Agreement at the end of any term by providing at least 90 days’ prior notice and, if terminated by the subsidiary of the OP, with a payment to the Evergreen Manager equal to fees under the Management Agreement for 90 days after termination. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold.

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

Also on June 10, 2025, the OP, the Evergreen Manager and the Service Provider entered into a letter agreement (the “Letter Agreement” to set forth certain agreements among the parties related to the Externalization, including certain termination rights and fees in the Management Agreements and the Development Services Agreement described above. Pursuant to the Letter Agreement, the OP paid $1.75 million to the Evergreen Manager on July 21, 2025, the date the first property was transitioned to a Management Agreement and paid an additional $1.75 million on September 5, 2025. The amounts paid to the Evergreen Manager are included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). In addition, during the year ended December 31, 2025, the OP issued Class C OP Units with a value of $5.0 million to the Evergreen Manager, which is amortized on a straight-line basis over the seven-year term. For the year December 31, 2025, less than $0.1 million of amortization expense related to the issuance of the Class C OP Units are included within property management fees and general and administrative expense, respectively, on the consolidated statements of operations and comprehensive income (loss).

Additionally, the Service Provider is entitled to a measurement period service fee for any measurement period in which the Service Provider presents the OP with qualified target properties with an aggregate fair market value of $600.0 million and the OP, directly or indirectly, fails to acquire properties with an aggregate purchase price of at least the lesser of $250.0 million and 41.7% of the aggregate fair value of the target properties presented during the measurement period (the lesser, the “Minimum Spend Amount”). The measurement period service fee (“Measurement Period Service Fee”) for any measurement period is equal to 2% of the positive difference between the Minimum Spend Amount in the applicable measurement period and the aggregate purchase price for acquired properties during the applicable measurement period. If, during any measurement period, the OP, directly or indirectly, acquires properties with an aggregate purchase price over the minimum spend amount, such additional amount may be used to satisfy the Minimum Spend Amount in any subsequent measurement period. A measurement period is each consecutive 12-month period within the first 36 months after the date of the Development Services Agreement.

In connection with the Externalization, on June 10, 2025, the Company committed to a reduction in force involving approximately 500 employees, representing 100% of its full-time employees. These actions were part of a Company restructuring to externalize management of the VineBrook Portfolio and under which the Evergreen Manager assumed broad responsibility for the renovation, leasing, maintenance, and operation of the VineBrook Portfolio. The Company completed the reduction in force as of December 31, 2025. As part of this restructuring, the Evergreen Manager and its affiliates have hired a significant number of legacy VineBrook employees as of December 31, 2025. As of December 31, 2025, the Company had zero separation benefits accrued. For the year ended December 31, 2025, the Company incurred restructuring charges of $19.8 million included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss), of which $10.4 million was related to non-cash stock-based compensation expense due to accelerated vesting of awards from terminated employees (see Notes 7 and 8). The Company also incurred $2.0 million included within depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss) relating to the write off of certain internally developed software and also revised the estimated amortization for other internally developed software (see Note 2). There were no similar restructuring charges incurred during fiscal year 2024 or 2023.

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2025 and December 31, 2024 and results of operations for the years ended December 31, 2025, 2024 and 2023 have been included.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2025, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 4) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has power to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP. The Company has power to direct the activities of NexPoint Homes because the OP owns approximately 83% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of December 31, 2025. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and whether the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 4). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 4).

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

As of December 31, 2025, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.1 million, respectively. As of December 31, 2024, the gross balance and accumulated amortization related to the intangible lease assets were both zero. For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $0.1 million, $1.6 million and $1.9 million amortization expense related to the intangible lease assets, respectively, which was included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values and rental rates, changes in hold periods and occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. For the years ended December 31, 2025, 2024 and 2023, the Company recorded approximately $19.6 million, $29.4 million and $72.3 million, respectively, of impairment charges on real estate assets, mostly related to assets that were held for sale, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2025, 2024 and 2023, $5.2 million, $1.8 million and zero of impairments on operating properties not held for sale were recorded, respectively, which are included in Gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).

Intangible assets primarily include internally developed software and are amortized on a straight-line basis over five years.

In connection with the Externalization, the Company re-assessed the useful life and service potential of the intangible IT platform assets acquired as part of the Internalization of the Legacy VineBrook Manager, as well as those that had been internally developed. During the year ended December 31, 2025, the Company determined that $2.0 million of previously capitalized internal-use software remained in development and would not provide any future economic benefit. Accordingly, the Company immediately wrote off the full $2.0 million balance, which is included within depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss) for year ended December 31, 2025. The remaining intangible IT platform assets continued to be utilized through the completion of Externalization but were no longer in use as of the Transition Effective Date. The Company determined to shorten the useful life of these intangible IT platform assets, and accelerated the remaining amortization through December 31, 2025. This accelerated amortization which is included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, the remaining net carrying amount of the intangible IT platform assets acquired related to the Internalization of the Legacy VineBrook Manager and those that had been internally developed was zero.

Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the years ended December 31, 2025, 2024 and 2023.

Goodwill

Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2025 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the years ended December 31, 2025, 2024 and 2023.

Held to Maturity Investments

Investments in debt securities that we have a positive intent and ability to hold to maturity are classified as held to maturity and are presented within asset-backed securitization certificates on our consolidated balance sheets. These investments are recorded at amortized cost. Interest income, including amortization of any premium or discount, is classified as investment income in the consolidated statements of operations and comprehensive income (loss).

In connection with the Company’s asset backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature within the next four years. For the years ended December 31, 2025, 2024 and 2023, we have not recognized any credit losses with respect to these investments in debt securities.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash	$95,022	$40,738
Restricted cash	50,163	43,894
Total cash and restricted cash	$145,185	$84,632

Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows

Certain reclassifications have been made within the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 to be comparative to the consolidated statement of cash flows for the year ended December 31, 2025.

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the years ended December 31, 2025, 2024 and 2023, rental income includes $12.4 million, $15.9 million and $13.5 million of variable lease payments, respectively.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU-2023-09”), which introduced enhancements to income tax disclosures. The Company adopted this new standard beginning with this Annual Report on Form 10-K for the year ended December 31, 2025, which did not have a material impact on its consolidated financial statements.

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

3. Real Estate Investments

As of December 31, 2025, the Company, through the OP and its SPE subsidiaries, owned 22,390 homes, including 20,355 homes in the VineBrook Portfolio and 2,035 homes in the NexPoint Homes Portfolio. As of December 31, 2024, the Company through the OP and its SPE subsidiaries, owned 23,051 homes, including 20,804 homes in the VineBrook Portfolio and 2,247 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2024	$527,422	$2,739,977		$—	$55,592	$3,322,991	$(373,964)
Acquisitions	25,949	99,017		759	—	125,725	—
Additions	242	44,703	(2)	—	5,327	50,272	(116,596)	(3)
Transfers to held for sale	(33,798)	(174,693)		—	182,393	(26,098)	26,098
Reclasses	157	220		—	(1,914)	(1,537)	327
Write-offs	(40)	—		—	—	(40)	—
Dispositions	(1,208)	(7,256)		—	(135,438)	(143,902)	604
Impairment	—	(5,169)		—	(14,420)	(19,589)	—
Real Estate Balances, December 31, 2025	$518,724	$2,696,799		$759	$91,540	$3,307,822	$(463,531)

(1)
Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)
Includes capitalized interest of approximately $0.6 million and other capitalizable costs outlined in (1) above of approximately $0.5 million.
(3)
Accumulated depreciation and amortization activity excludes approximately $8.1 million of depreciation and amortization related to assets not classified as real estate investments.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized depreciation expense of approximately $117.0 million, $122.3 million and $126.1 million, respectively.

Real estate acquisitions and dispositions

During the year ended December 31, 2025, the Company acquired 435 homes located in BTR communities within the VineBrook Portfolio and zero homes within the NexPoint Homes Portfolio. During the year ended December 31, 2024, the Company acquired no additional homes within the VineBrook Portfolio and NexPoint Homes Portfolio.

During the years ended December 31, 2025 and 2024, the Company, through the OP, disposed of 884 and 1,039 homes within the VineBrook Portfolio, respectively. During the years ended December 31, 2025 and 2024, the Company, through its consolidated investment in NexPoint Homes, disposed of 212 and 322 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.

Held for sale properties

The Company periodically classifies real estate assets as held for sale when the held for sale criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to any property classified as held for sale. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. Where the carrying amount of a property exceeds its estimated fair value less estimated costs to sell, the Company records an impairment charge with respect to such property. For the years ended December 31, 2025 and 2024, the Company recorded approximately $14.4 million and $24.9 million of impairment charges on real estate assets held for sale, respectively. The total impairment charges recorded include approximately $1.8 million and $1.9 million of casualty related impairment for the years ended December 31, 2025 and 2024, respectively, and are included in gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and December 31, 2024, there were 646 and 376 homes that were classified as held for sale, respectively. These held for sale properties had a carrying amount of approximately $91.5 million and $55.6 million, respectively. As of December 31, 2025 and 2024, the total impairment charges on these held for sale properties was approximately $5.4 million and $12.4 million, respectively.

Hurricane Helene

During September 2024, Hurricane Helene hit the southeastern seaboard of the United States, generally affecting Florida, Georgia, South Carolina, North Carolina, Virginia and Tennessee. In total, over 800 properties in the VineBrook Portfolio were impacted by Hurricane Helene across the following ten markets: Augusta, Cincinnati, Columbia, Atlanta, Triad, Huntsville, Indianapolis, Greenville, Dayton and Montgomery. The NexPoint Homes Portfolio saw minimal damage related to Hurricane Helene as it only affected 12 homes in the NexPoint Homes Portfolio. As of December 31, 2025, all markets impacted by Hurricane Helene have had repairs completed. For the years ended December 31, 2025 and 2024, there were zero and $3.3 million charges recorded due to property damage related to Hurricane Helene, respectively. For the years ended December 31, 2025 and 2024, there were $2.3 million and zero gain on insurance repairs recorded, respectively. Total insurance recoveries were $6.2 million, of which $6.2 million has been received as of December 31, 2025. These amounts are included in the Gain (loss) on sales and impairment of real estate, net, on the consolidated statements of operations and comprehensive income (loss).

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

During the years ended December 31, 2025 and 2024, $4.0 million and $1.5 million in fees were earned by Mynd, respectively, in connection with the Mynd Management Agreements. For the year ended December 31, 2025, $2.5 million and $1.5 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee. For the year ended December 31, 2024, $0.6 million and $0.8 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee.

5. Debt

As of December 31, 2025, the VineBrook Portfolio had approximately $2.2 billion of debt outstanding, and the NexPoint Homes Portfolio had $515.7 million of debt outstanding. The following table contains summary information of the Company’s debt for the years ended December 31, 2025 and 2024 (dollars in thousands):

		Outstanding Principal as of
	Type	December 31, 2025	December 31, 2024	Interest Rate (1)	Maturity
Warehouse Facility	Floating	$—	$457,183	6.69%	9/11/2025
JPM Facility	Floating	—	97,350	6.72%	10/17/2025
JPM Acquisition Facility	Floating	82,569	—	6.04%	7/9/2027
JPM Term Loan	Floating	474,918	—	5.59%	9/10/2027
Barings Term Loan	Fixed	323,039	—	5.44%	10/17/2030
ABS I Loan	Fixed	366,906	389,274	4.92%	12/8/2028
ABS II Loan	Fixed	397,117	402,334	4.65%	3/9/2029
MetLife Note	Fixed	—	104,312	3.25%	10/17/2025
MetLife Term Loan I	Fixed	308,910	340,099	4.50%	8/22/2029
MetLife Term Loan II	Fixed	245,008	249,899	4.75%	11/4/2029
TrueLane Mortgage	Fixed	7,422	8,165	5.35%	2/1/2028
Crestcore II Note	Fixed	2,395	2,574	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,228	2,391	5.12%	7/9/2029
Total VineBrook Portfolio debt		$2,210,512	$2,053,581
NexPoint Homes MetLife Note 1	Fixed	$236,604	$237,173	3.72%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	171,122	174,590	5.44%	8/12/2027
NexPoint Homes OSL Note	Fixed	2,195	—	9.75%	5/15/2026
SFR OP Note Payable I	Fixed	—	500	8.80%	4/25/2025
SFR OP Note Payable II	Fixed	—	500	12.50%	3/31/2025
SFR OP Note Payable III	Fixed	12,500	3,500	15.00%	7/10/2026
SFR OP Convertible Notes	Fixed	93,264	102,557	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$515,685	$518,820
Total debt		$2,726,197	$2,572,401
Debt premium, net (2)		162	234
Debt discount, net (3)		(79,822)	(89,128)
Deferred financing costs, net of accumulated amortization of $14,308 and $32,110, respectively		(35,181)	(35,620)
		$2,611,356	$2,447,887

(1)
Represents the interest rate as of December 31, 2025. Except for fixed rate debt, the interest rate is 30-day average Secured Overnight Financing Rate (“SOFR”), daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of December 31, 2025 was 3.78659%, daily SOFR as of December 31, 2025 was 3.87000% and one-month term SOFR as of December 31, 2025 was 3.68751%.
(2)
The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(3)
The Company reflected a discount on ABS I Loan, ABS II Loan, Barings Term Loan, MetLife Term Loan I Facilities and MetLife Term Loan II Facility (as defined below), which is amortized into interest expense over the remaining term of the debt.

Additionally, we have included a summary of debt agreements and significant changes to the agreements during the year ended December 31, 2025 below.

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

As of December 31, 2025 and 2024, the outstanding principal balance of the Warehouse Facility was zero and $457.2 million, respectively. As of December 31, 2025 and 2024, there was zero and $17.8 million, respectively, of remaining commitment to be drawn on the Warehouse Facility. On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on the Warehouse Facility. The Warehouse Facility, net of unamortized deferred financing costs, was included in credit facilities on the consolidated balance sheets in 2024.

JPM Facility

On March 1, 2021, the Company entered into a non-recourse carveout guaranty and certain wholly owned subsidiaries of VB Three, LLC (as borrowers) entered into a $500.0 million credit agreement (the “JPM Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The total facility amount was updated to $350.0 million under Amendment No. 2. The JPM Facility was secured by equity pledges in VB Three, LLC (“VB Three”) and its wholly owned subsidiaries. On April 24, 2025, the Company entered into Amendment No. 5 to the JPM Facility, wherein the maturity date was extended to July 31, 2025. On July 28, 2025, the Company entered into Amendment No. 6 to the JPM Facility, wherein the maturity date was extended to October 31, 2025, and the commitment was reduced to the amount equal to the advances outstanding as of the Amendment No. 6 effective date and all repayments permanently reduced the commitment.

As of December 31, 2025 and 2024, the outstanding principal balance of the JPM Facility was zero and $97.4 million, respectively. As of December 31, 2025 and 2024, there was zero and $252.6 million, respectively, of remaining commitment to be drawn on the JPM Facility. On October 17, 2025, the Company fully paid off the outstanding principal balance and interest on the JPM Facility. The JPM Facility, net of unamortized deferred financing costs, was included in credit facilities on the consolidated balance sheets in 2024.

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

As of December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $82.6 million. As of December 31, 2025, there was $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities on the consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into a credit agreement (the “JPM Term Loan”) with JPM, and the lenders party thereto from time to time, including The Ohio State Life Insurance Company (“OSL”). The JPM Term Loan provides for term loans of $485.0 million, all of which were drawn on September 11, 2025. Borrowings under the JPM Term Loan will generally bear interest at term secured overnight financing rate (“term SOFR”) for the interest period plus 1.90%, provided that the Company may elect for the JPM Term Loan to bear interest at (i) the greater of the prime rate, the federal funds effective rate plus 0.5%, and one-month term SOFR plus 1.0%, in each case, plus 0.90% or (ii) adjusted daily effective SOFR plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. The Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the Warehouse Facility and the OSL Loan II.

As of December 31, 2025, the outstanding principal balance of the JPM Term Loan was $474.9 million. As of December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

Barings Term Loan

On October 17, 2025, the OP, via its indirect subsidiaries, as borrowers, and the Company, as parent guarantor, entered into a loan agreement that provided for a $325.0 million loan (the “Barings Term Loan”) with Massachusetts Mutual Life Insurance Company, MassMutual Ascend Life Insurance Company and Martello Re Limited, as lenders, which has been fully funded at an original issue discount of 3.0% of the Barings Term Loan. The Barings Term Loan is interest-only and matures on October 17, 2030. The loan bears interest at 5.44% per annum, payable monthly. The Company used the proceeds from the Barings Term Loan to fully repay the outstanding balances of the MetLife Note and the JPM Facility.

As of December 31, 2025, the outstanding principal balance of the Barings Term Loan was $323.0 million. As of December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

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

The ABS I Loan is collateralized by 2,641 single-family rental homes, and as of December 31, 2025, approximately 12.97% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of December 31, 2025 and 2024, the outstanding principal balance of the ABS I Loan was $366.9 million and $389.3 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

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

The ABS II Loan is collateralized by 2,423 single-family rental homes, and as of December 31, 2025, approximately 11.90% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of December 31, 2025 and 2024, the outstanding principal balance of the ABS II Loan was $397.12 million and $402.3 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

MetLife Note

On January 26, 2021, the Company (as guarantor) and VB Two, LLC (as borrower) entered into a $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”). The MetLife Note was secured by equity pledges in VB Two, LLC and its wholly owned subsidiaries and bore interest at a fixed rate of 3.25%. The MetLife Note was interest-only and had a maturity date of January 31, 2026.

As of December 31, 2025 and 2024, the outstanding principal balance of the MetLife Note was zero and $104.3 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the MetLife Note. On October 17, 2025, the Company fully paid off the outstanding principal balance and interest on the MetLife Note. The MetLife Note, net of unamortized deferred financing costs, was included in notes payable on the consolidated balance sheets in 2024.

MetLife Term Loan I

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into two credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity, LLC and VB Ten Equity, LLC of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility.

As of December 31, 2025 and 2024, the outstanding principal balance of the MetLife Term Loan I Facilities was $308.9 million and $340.1 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable on the consolidated balance sheets.

MetLife Term Loan II

On November 4, 2024, VB Eleven, LLC, an indirect subsidiary of the Company (“VB Eleven”), as borrower, entered into a $250.0 million credit agreement for a term loan credit facility (the “MetLife Term Loan II Facility”) with Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity, LLC of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029.

As of December 31, 2025 and 2024, the outstanding principal balance of the MetLife Term Loan II Facility was $245.0 million and $249.9 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

OSL Loan

On February 25, 2025, the OP, as borrower, entered into a $10.0 million credit agreement (the “OSL Loan”) with OSL. OSL is an entity that may be deemed an affiliate of the Company’s Adviser through common beneficial ownership. The OSL Loan provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company, maturing on February 25, 2027. On May 5, 2025, the OP used its option to draw an additional $5.0 million on the OSL Loan.

As of December 31, 2025 and 2024, the outstanding principal balance of the OSL Loan was zero for both years ended. As of December 31, 2025 and December 31, 2024, there was zero remaining availability to be drawn on the OSL Loan. On October 30, 2025, the Company fully paid off the outstanding principal balance and interest on the OSL Loan.

OSL Loan II

On August 7, 2025, the OP, as borrower, entered into a secured $10.0 million revolving credit agreement (the “OSL Loan II”) with OSL. The OSL Loan II provides for a 2-year, interest-only loan at a 9.0% fixed interest rate and is guaranteed by the Company, maturing on August 7, 2027. On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on OSL Loan II.

As of December 31, 2025 and 2024, the outstanding principal balance of the OSL Loan II was zero for both years ended. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the OSL Loan II. On October 30, 2025, the Company fully paid off the outstanding principal balance and interest on the OSL Loan II.

NexPoint Homes

In addition to the debt agreements discussed above for the VineBrook Portfolio, as of December 31, 2025, the NexPoint Homes Portfolio had $515.7 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with Metropolitan Life Insurance Company (the “NexPoint Homes MetLife Note 1” and “NexPoint Homes MetLife Note 2”), the NexPoint Homes OSL Note (as defined below), the SFR OP Note Payable III (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.

NexPoint Homes MetLife Note 1

On March 4, 2022, NexPoint SFR SPE 1, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into a loan agreement with Metropolitan Life Insurance Company, as lender, providing for a maximum principal amount of $240.0 million (the “NexPoint Homes MetLife Note 1”). The NexPoint Homes MetLife Note 1 is guaranteed by the OP and bears interest at a fixed rate of 3.72% on the tranche collateralized by stabilized properties and 4.47% on the tranche collateralized by non-stabilized properties. The NexPoint Homes MetLife Note 1 is interest-only and matures and is due in full on March 3, 2027.

As of December 31, 2025 and 2024, the outstanding principal balance of the NexPoint Homes MetLife Note 1 was $236.6 million and $237.2 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 1. The NexPoint Homes MetLife Note 1, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

NexPoint Homes MetLife Note 2

On August 12, 2022, NexPoint SFR SPE 3, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into a loan agreement with Metropolitan Life Insurance Company, as lender, providing for a maximum principal amount of $200.0 million (the “NexPoint Homes MetLife Note 2”). The NexPoint Homes MetLife Note 2 bears interest at a fixed rate of 5.44% and matures and is due in full on August 12, 2027.

As of December 31, 2025 and 2024, the outstanding principal balance of the NexPoint Homes MetLife Note 2 was $171.1 million and $174.6 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 2. The NexPoint Homes MetLife Note 2, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

NexPoint Homes OSL Note

On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into a promissory note with OSL, as lender, providing for a maximum principal amount of $17.3 million (the “NexPoint Homes OSL Note”). The NexPoint Homes OSL Note matures on May 15, 2026 and bears interest at a fixed rate of 9.75%.

As of December 31, 2025, the outstanding principal balance of the NexPoint Homes OSL Note was $2.2 million. As of December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes OSL Note. The NexPoint Homes OSL Note, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

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

As of December 31, 2025 and 2024, the outstanding principal balance of the SFR OP Note Payable I was zero and $0.5 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the SFR OP Note Payable I. On February 27, 2025, the SFR OP fully paid off the outstanding principal balance and interest on SFR OP Note Payable I. The SFR OP Note Payable I, net of unamortized deferred financing costs, was included in notes payable on the consolidated balance sheets in 2024.

SFR OP Note Payable II

On March 31, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. (“NREF”) as lender (the “SFR OP Note Payable II”). The SFR OP Note Payable II had an original maturity date of March 31, 2025 and bore interest at a fixed rate of 12.50%.

As of December 31, 2025 and 2024, the outstanding principal balance of the SFR OP Note Payable II was zero and $0.5 million, respectively. As of December 31, 2025 and 2024, there was zero remaining availability to be drawn on the SFR OP Note Payable II. On March 12, 2025, the SFR OP fully paid off the outstanding principal balance and interest on SFR OP Note Payable II. The SFR OP Note Payable II, net of unamortized deferred financing costs, was included in notes payable on the consolidated balance sheets in 2024.

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

As of December 31, 2025 and 2024, the outstanding principal balance of the SFR OP Note Payable III is $12.5 million and $3.5 million, respectively. As of December 31, 2025 and 2024, there was $2.5 million and $1.5 million remaining commitment to be drawn on the SFR OP Note Payable III, respectively. The SFR OP Note Payable III, net of unamortized deferred financing costs, is included in notes payable on the consolidated balance sheets.

As of December 31, 2025 and December 31, 2024, the Company believes it is in compliance with all debt covenants in all of its debt agreements.

Weighted Average Interest

The weighted average interest rate of the Company’s debt was 5.0983% as of December 31, 2025 and 5.2779% as of December 31, 2024. As of December 31, 2025 and December 31, 2024, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 5.0983% and 4.0576%, respectively. All interest rate swaps and caps in existence as of December 31, 2024 expired during the year ended December 31, 2025, see Note 6. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of December 31, 2025, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 4.2500% on its combined $82.9 million notional amount of interest rate cap agreements, representing a weighted average fixed rate for one-month term SOFR, which effectively fixes the interest rate on $82.9 million of the $557.5 million of the Company’s floating rate indebtedness.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2025 are as follows (in thousands):

Total
2026	$39,928
2027	1,033,849
2028	374,081
2029	955,300
2030	323,039
Total	$2,726,197

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $276.5 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance the NexPoint Homes MetLife Note 1 and (iii) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 obligation primarily using debt or equity financing before it comes due. In considering whether it is probable the Company will refinance the maturing debt obligation prior to its maturity dates, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. As a result, the Company has concluded it is probable that the refinancing will be completed prior to the maturity date of the NexPoint Homes MetLife Note 1. There can be no assurances that financing can be obtained. The sale of homes from the portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the years ended December 31, 2025, 2024 and 2023, amortization of deferred financing costs of approximately $11.4 million, $13.3 million and $9.8 million, respectively, and amortization of loan discounts of approximately $19.1 million, $13.4 million and zero, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•
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
•
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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2025 and December 31, 2024 were classified as Level 2 of the fair value hierarchy.

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

In order to fix a portion of, and mitigate the risk associated with, the Company’s floating rate indebtedness, the Company, through the OP, entered into 12 interest rate swap transactions with KeyBank and Mizuho with a combined notional amount of $1.1 billion, none of which remain outstanding as of December 31, 2025. On February 1, 2025, an interest rate swap with KeyBank with a total notional amount of $50.0 million expired, and on March 3, 2025, another KeyBank swap with a total notional amount of $20.0 million expired. On September 15, 2025, five interest rate swaps with a total notional of $650.0 million were terminated early at the discretion of the Mizuho counterparty. In connection with the early terminations, the Company received approximately $1.3 million and recognized a gain of approximately $0.1 million, which is included within interest expense on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. On November 1, 2025, three interest rate swaps with KeyBank with a total notional amount of $250.0 million expired, and on December 21, 2025, two KeyBank swaps with a total notional amount of $150.0 million expired. Following these expirations, all interest rate swaps were either terminated or matured, and the Company had no interest rate swaps outstanding as of December 31, 2025.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On April 13, 2022, the Company, through the OP, paid a premium of approximately $12.7 million and entered into an interest rate cap transaction with Goldman Sachs Bank USA with a notional amount of $300.0 million. The interest rate cap effectively capped one‑month term SOFR at 1.50% on $300.0 million of floating rate debt and expired on November 1, 2025. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Royal Bank of Canada with a notional amount of $31.9 million (the “RBC Cap”). On September 29, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $35.9 million. On October 28, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $81.9 million. On December 29, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $82.9 million. The interest rate cap effectively caps one-month term SOFR at 4.25% on $82.9 million on floating rate debt. The interest rate cap expires on July 9, 2027.

As of December 31, 2025, the Company had the following outstanding interest rate cap that was not designated as a hedge in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of December 31, 2025	Strike Rate
Interest Rate Cap	$82,860	7/9/2027	One-Month Term SOFR	3.6875%	4.25%

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of December 31, 2025 and December 31, 2024 (in thousands):

		Asset Derivatives
	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	$—	$11,276

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate derivatives, at fair value	—	3,450
Interest rate caps	Interest rate derivatives, at fair value	21	6,563
Total		$21	$21,289

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recognized as either increases or decreases to interest expense. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Amount of gain (loss) recognized in OCI				Amount of gain (loss) reclassified from OCI into income
	2025	2024	2023	Location of gain (loss) reclassified from OCI into income	2025	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$(4,666)	$9,787	$(15,050)	Interest expense	$9,871	$29,444	$—
					Amount of gain (loss) recognized in income
				Location of gain (loss) recognized in income	2025	2024	2023
Derivatives not designated as hedging instruments:
Interest rate swaps				Interest expense	$6,636	$3,685	$—
Interest rate cap				Interest expense	$504	$3,509	$(7,319)

ABS Class F Retention Certificates

The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of December 31, 2025 and December 31, 2024, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $79.0 million, respectively.

The table below presents the outstanding principal balance and estimated fair value of our debt as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	2,726,197	2,718,893	2,572,401	2,500,760

The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at December 31, 2025
Fair value of real estate assets - impaired at December 31, 2025	$19,257	$—	$—	$19,257

7. Stockholders’ Equity

The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the year ended December 31, 2025. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the years ended December 31, 2025, 2024 and 2023, the Company issued 635,832 shares, 499,434 shares and 404,688 shares of Common Stock from DRIP issuances and equity grant vestings, respectively, for total contributions of $22.1 million, $24.2 million and $20.0 million, respectively, net of $5.9 million, $1.2 million and $1.2 million, respectively, of taxes certain grantees owed upon restricted stock units vesting against the shares of Common Stock issued.

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

2023 Long-Term Incentive Plan

On July 11, 2023, the Company’s stockholders approved the 2023 Long Term Incentive Plan (the “2023 LTIP”) to replace the 2018 LTIP and on July 20, 2023, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock which the Company may issue pursuant to the 2023 LTIP. Under the 2023 LTIP, the compensation committee of the Board (“Compensation Committee”) may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP, including employees of the Adviser. Under the terms of the 2023 LTIP, 1,000,000 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “Share Reserve”), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. All RSUs granted and shares of Common Stock issued under the 2023 LTIP have been made pursuant to an exemption from the registration requirements of the Securities Act. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the Compensation Committee and may include the achievement of performance metrics, also as determined by the Compensation Committee in its sole discretion.

RSU Grants Under the 2018 LTIP and 2023 LTIP

As of December 31, 2025, the Company had granted 816,946 and 421,308 RSUs under the 2018 LTIP and 2023 LTIP, respectively. The following table includes the number of RSUs granted, vested, forfeited and outstanding to certain employees of the Adviser, officers of the Company and non-employee Board members under the 2018 LTIP and 2023 LTIP:

Grant Date	Shares Granted	Shares Vested	Shares Forfeited	Shares Outstanding
December 10, 2019	73,701	73,701	—	—
May 11, 2020	179,858	173,750	6,108	—
February 15, 2021	191,506	185,099	6,407	—
February 17, 2022	185,111	74,621	5,301	105,189
April 11, 2023	186,770	52,761	4,644	129,365
April 3, 2024	191,937	31,780	2,998	157,159
April 4, 2025	229,371	—	—	229,371
Total	1,238,254	591,712	25,458	621,084

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

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards that were dependent upon the successful completion of an IPO, and as such the remaining outstanding RSUs under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the February 17, 2022, April 11, 2023 and April 3, 2024 RSU awards such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: (a) the date of a successful completion of an IPO, the listing of the Company's Common Stock on a national securities exchange (together, a “Company Listing Event”) or (b) the final time vesting date. With respect to the IPO contingent RSU awards that were originally granted on February 17, 2022, April 11, 2023, and April 3, 2024, the final time vesting of each award is February 17, 2026, April 11, 2027, and April 3, 2028, respectively, in which these awards would be considered fully vested. During the year ended December 31, 2025, the Company recognized approximately $16.2 million of non-cash compensation expense related to the accelerated RSU award vesting, which is based on the fair value of the modified awards at the date of modification. As of December 31, 2025, total unrecognized compensation expense on RSUs with respect to the

IPO contingent shares was approximately $7.1 million which is expected to be recognized through the final time vesting date. The non-cash compensation expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The RSUs granted to non-employee Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the Compensation Committee, when recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the years ended December 31, 2025, 2024 and 2023 were an aggregate of $14.5 million, $5.5 million and $5.7 million, respectively.

As of December 31, 2025, the number of RSUs granted, vested, forfeited and outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2023	569,732		$27,467
Granted	191,937		11,315
Vested	(93,353)	(2)	(4,464)
Forfeited	(4,786)		(247)
Outstanding December 31, 2024	663,530		$34,071
Granted	229,371		12,510
Vested	(268,446)	(2)	(10,972)
Forfeited	(3,371)		(197)
Outstanding December 31, 2025	621,084		$35,412

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.54 for the April 4, 2025 grant, $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant, $54.14 for the February 17, 2022 grant, $36.56 for the February 15, 2021 grant and $30.82 for the May 11, 2020 grant. Related to the accelerated RSU award vestings, the NAV per share on the date of modification was $54.56.
(2)
Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 191,340 shares of Common Stock being issued for the year ended December 31, 2025, and 73,520 shares of Common Stock being issued for the year ended December 31, 2024, as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting (1)
February 17, 2026	105,189
April 3, 2026	22,451
April 4, 2026	67,252
April 11, 2026	21,561
April 3, 2027	22,451
April 4, 2027	54,040
April 11, 2027	107,804
April 3, 2028	112,256
April 4, 2028	54,040
April 4, 2029	54,040
621,084

(1)
As of December 31, 2025, upon the successful completion of a Company Listing Event or change of control of the Company, 260,200 RSUs would vest immediately, instead of vesting on the final time vesting date according to the schedule above.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $25.8 million, $5.9 million and $4.7 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and December 31, 2024, total unrecognized compensation expense on RSUs was approximately $21.7 million and $10.1 million, respectively, and the expense is expected to be recognized over a weighted average vesting period of 1.33 and 0.90 years, respectively.

Performance Share Grants under the 2023 LTIP

In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with an aggregate target of 63,452 performance shares. Vesting of 23,794 of the performance shares was based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio (the “One Year Performance Shares”), and the vesting of 31,726 of the performance shares was based on the net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025 (the “Three Year Performance Shares”). The achievement of the respective metrics would increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. As of December 31, 2024, it was determined that 23,794 One Year Performance Shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. The One Year Performance Shares vest 25% ratably over four years. If the Three Year Performance Shares metrics are met when the performance period ends on January 1, 2026, the Three Year Performance Shares vest 50% ratably over two years. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock. On June 10, 2025, certain executives granted performance shares were terminated whereby 31,726 Three Year Performance Shares, representing target performance, were deemed to be earned. In connection with the separation and release agreements, a total of 49,572 outstanding and earned performance shares, representing the remaining earned One Year Performance Shares and the Three Year Performance Shares deemed earned, vested on August 4, 2025. During the year ended December 31, 2025, the Company recognized approximately $2.7 million of non-cash compensation expense related to the accelerated performance share vestings which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2025, the number of performance shares earned was as follows (dollars in thousands):

Dates	Number of performance shares		Value (1)
Outstanding December 31, 2024	23,794		$1,433
Earned	31,726		1,911
Vested	(55,520)	(2)	(3,344)
Forfeited	—		—
Outstanding December 31, 2025	—		$—

(1)
Value is based on the number of performance shares granted multiplied by the most recent NAV per share on the date the share is granted, which was $60.23 for the shares earned during the year ended December 31, 2023 and shares deemed to be earned on June 10, 2025.
(2)
Certain grantees elected to net the taxes owed upon vesting against the shares of Common Stock issued resulting in 26,721 shares of Common Stock being issued for the year ended December 31, 2025, as shown on the consolidated statements of stockholders’ equity.

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

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2024	$257,454
Net loss attributable to redeemable noncontrolling interests in the OP	(32,131)
Contributions by redeemable noncontrolling interests in the OP	7,471
Distributions to redeemable noncontrolling interests in the OP	(11,692)
Equity-based compensation	26,814
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(2,332)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	32,260
Redeemable noncontrolling interests in the OP, December 31, 2025	$277,844

As of December 31, 2025, the Company held 17,861,199 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 99,577 Class C OP Units, GAF REIT held 157,144 Class C OP Units and the VineBrook Contributors, former employees of the Legacy VineBrook Manager, the Evergreen Manager and Company insiders held 1,991,968 Class C OP Units. As of December 31, 2025, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.

PI Unit Grants Under the 2018 LTIP

As of December 31, 2025, the Company had granted 705,311 PI Units under the 2018 LTIP. The following table includes the number of PI Units granted, vested, forfeited and outstanding to certain key personnel and senior management under the 2018 LTIP:

Grant Date	PIUs Granted	PIUs Vested	PIUs Forfeited	PIUs Outstanding
April 19, 2019	40,000	40,000	—	—
November 21, 2019	80,399	80,399	—	—
May 11, 2020	219,826	215,326	4,500	—
November 30, 2020	11,764	7,353	4,412	—
May 31, 2021	246,169	234,545	11,624	—
August 10, 2022	27,849	20,957	4,646	2,245
February 22, 2023	79,304	34,815	26,408	18,081
Total	705,311	633,395	51,590	20,326

The PI Units are a special class of partnership interests in the OP with certain restrictions, which are convertible into Class C OP Units, subject to satisfying vesting and other conditions. During the year ended December 31, 2025, 576,749 PI Units with a value of $31.4 million were converted to Class C OP Units. PI Unit holders are entitled to receive the same distributions as holders of our OP Units (only if we declare and pay such distributions). The PI Units granted on May 11, 2020 and May 31, 2021 vest 50% ratably over four years and 50% at the successful completion of an IPO and the PI Units granted on November 30, 2020 vested 100% ratably over four years. The PI Units granted on August 10, 2022 and February 22, 2023 generally vest ratably over five years.

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 PI Unit grants that were dependent upon the successful completion of an IPO, and as such the remaining outstanding PI Units under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the May 31, 2021 PI Unit grants such that the awards vested 50% ratably over four years and 50% upon the earlier to occur: (a) the date of the successful completion of an IPO or (b) the final time vesting date. During the year ended December 31, 2025, the Company recognized approximately $12.0 million of non-cash compensation expense that represents the final time vesting of all accelerated PI Units, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance of the PI Units. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Company or otherwise providing services to the Company. On October 27, 2025, the Compensation Committee determined that certain employees of the Company being terminated in the Externalization were going to be employed by the Adviser or Evergreen Manager (or their respective affiliates) or otherwise provide consulting services to the Company and approved the continued vesting pursuant to the original vesting schedule of a total of 22,390 unvested PI Units granted under the 2018 LTIP subject to such individuals continuing to provide services to the Company through employment at the Advisor or Evergreen Manager (or their respective affiliates) or otherwise as an independent contractor for the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

PI Unit Grants Under the 2023 LTIP

In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, PI Units have been issued to executives of the Legacy VineBrook Manager. On August 3, 2023, a total of 475,888 PI Units were granted. The PI Units granted on August 3, 2023 were originally scheduled to vest 100% on February 28, 2026. On June 10, 2025, certain executives were terminated by the Company, whereby 100% of the PI Units granted on August 3, 2023 vested on August 4, 2025. During the year ended December 31, 2025, the Company recognized approximately $8.2 million of non-cash compensation expense related to the accelerated vesting of August 3, 2023 PI Unit award, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

As of December 31, 2025, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2023	893,733	$47,438
Granted	—	—
Vested	(79,893)	(3,325)
Forfeited	—	—
Outstanding December 31, 2024	813,840	$44,113
Granted	—	—
Vested	(755,442)	(39,884)
Forfeited	(38,072)	(2,145)
Outstanding December 31, 2025	20,326	$2,084

(1)
Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $30.16 for the May 11, 2020 grant, $33.45 for the November 30, 2020 grant, $38.29 for the May 31, 2021 grant, $61.74 for the August 10, 2022 grant, $63.04 for the February 22, 2023 grant and $61.63 for the August 3, 2023 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
February 22, 2026	7,772
February 24, 2026	398
April 25, 2026	923
February 22, 2027	5,155
April 25, 2027	923
February 22, 2028	5,155
20,326

For the years ended December 31, 2025, 2024 and 2023, the OP recognized approximately $26.8 million, $14.2 million and $8.7 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and December 31, 2024, total unrecognized compensation expense on PI Units was approximately

$0.8 million and $17.4 million, respectively, and the expense is expected to be recognized over a weighted average vesting period of 1.0 and 1.2 years, respectively.

The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Year End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
December 31, 2023	25,006,237	4,266,382	29,272,619
December 31, 2024	25,377,421	4,720,458	30,097,879
December 31, 2025	25,912,630	5,062,751	30,975,381

Redeemable Noncontrolling Interests in Consolidated VIEs

As of December 31, 2025, approximately 5,222,065 limited partnership units of the SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2024	$80,711
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(17,993)
Contributions by redeemable noncontrolling interests in consolidated VIEs	5,647
Distributions to redeemable noncontrolling interests in consolidated VIEs	(5,647)
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(256)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	5,373
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2025	$67,835

Noncontrolling Interests in Consolidated VIEs

The following table presents the capital contributions, distributions, and profits and losses allocated to NexPoint Homes Class A common stock, par value $0.01 per share and NexPoint Homes Class I common stock, par value $0.01 not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2024	$6,083
Net loss attributable to noncontrolling interests in consolidated VIEs	(2,468)
Contributions by noncontrolling interests in consolidated VIEs	699
Distributions to noncontrolling interests in consolidated VIEs	(813)
Redemptions by noncontrolling interests in consolidated VIEs	(1,278)
Noncontrolling interests in consolidated VIEs, December 31, 2025	$2,223

9. Redeemable Series A Preferred Stock

The Company has issued 5,000,000 shares of Series A Preferred Stock as of December 31, 2025. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.

The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2024	4,996,000	$122,820
Net income attributable to Redeemable Series A Preferred stockholders	—	8,119
Dividends declared to Redeemable Series A Preferred stockholders	—	(8,119)
Accretion to redemption value	—	674
Redeemable Series A Preferred stock, December 31, 2025	4,996,000	$123,494

10. Income Taxes

The Company has made the election and has been taxed as a REIT under Sections 856 through 860 of the Code since its 2018 tax year. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders in order for its distributed earnings to not be subject to corporate income tax. Additionally, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to continue to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRSs for the years ended December 31, 2025, 2024 and 2023.

If the Company fails to meet the above requirements, it would be subject to U.S. federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2025, the Company believes it is in compliance with all applicable REIT requirements. The Company is still subject to state and local income taxes and to federal income and excise tax on its undistributed income, however those taxes are not material to the financial statements.

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

The Company had no material unrecognized federal or state tax benefit or expense, accrued interest or penalties as of December 31, 2025 and 2024. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions within general and administrative expenses on its consolidated statements of operations and comprehensive income (loss).

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

For the years ended December 31, 2025, 2024 and 2023, the Company expensed advisory fees of approximately $16.9 million, $17.3 million and $19.0 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and December 31, 2024, the Company has $1.7 million and $11.9 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

Termination Fees Payable to the Adviser

If the Advisory Agreement is terminated without cause by the Company or the SPE, as applicable, or is otherwise terminated under certain conditions, the Adviser will be entitled to a termination fee (an “Adviser Termination Fee”) in the amount of three times the prior 12 months’ advisory fee. In addition to termination by the Company without cause, the Adviser will be entitled to the Adviser Termination Fee if the Adviser terminates the Advisory Agreement without cause or terminates the agreement due to the occurrence of certain specified breaches of the Advisory Agreement by the Company. The Advisory Agreement may be terminated without cause by the Company or the Adviser with 180 days’ notice prior to the expiration of the current term.

NexBank

The Company and the OP maintain bank accounts with NexBank, a Texas state chartered bank (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. The following table provides a reconciliation of cash reported on the consolidated balance sheets that is held at NexBank (in thousands):

	Cash at NexBank
	December 31, 2025	December 31, 2024
VineBrook Portfolio	$4,283	$90
NexPoint Homes Portfolio	2,731	3,727
Total cash at NexBank	$7,014	$3,817

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

NexPoint Homes Transactions

In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of December 31, 2025, these affiliates had contributed approximately $127.2 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of December 31, 2025, the total principal outstanding on the SFR OP Convertible Notes was approximately $93.3 million which is included in notes payable on the consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, the SFR OP recorded approximately $7.3 million, $7.8 million and $7.6 million of interest expense related to the SFR OP Convertible Notes, respectively. As of December 31, 2025 and December 31, 2024, approximately $21.4 million and $19.8 million of interest expense, respectively, related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.

As of December 31, 2024, the Company consolidated an approximately $4.8 million loan from the SFR OP to the NexPoint Homes Manager (as defined below) (the “HomeSource Note”). The HomeSource Note bore interest at daily SOFR plus 2.00% and would have matured on February 1, 2027. In connection with the HomeSource Note, the SFR OP received a 9.99% non-voting interest in the HomeSource Operations, LLC (the “HomeSource Investment”). During the year ended December 31, 2024, the NexPoint Homes Manager (as defined below) notified the SFR OP that the NexPoint Homes Manager intended to cease business operations. As such, NexPoint Homes wrote off the entirety of its HomeSource Investment, and the $0.7 million loss was included in gain (loss) on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024. Additionally, NexPoint Homes Manager determined to add an allowance for loan losses, effectively reducing the HomeSource Note and its associated interest receivable to approximately $1.1 million, net. The HomeSource Note, net of the provision for loan losses, is included within accounts and other receivables, net on the consolidated balance sheets for the year ended December 31, 2024. During the year ended December 31, 2025, the Company received $1.6 million on the HomeSource Note and the $0.5 million reversal of the provision for loan losses is included on the consolidated statements of operations and comprehensive income (loss).

On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the years ended December 31, 2025, 2024 and 2023, NexPoint Homes incurred advisory fees of approximately $3.2 million, $3.5 million and $2.8 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and December 31, 2024, NexPoint Homes has $9.4 million and $6.3 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

Preferred Equity Investment

During the year ended December 31, 2024, the OP purchased preferred equity units in real estate development projects, RFG Preferred, LLC (“RFG”) and RTB Preferred, LLC (“RTB”), from wholly owned subsidiaries of NREF. The parent of the NREF external manager is the parent of the Adviser. On July 18, 2024, July 29, 2024, and September 4, 2024, the OP purchased preferred equity units of RFG from NREF for approximately $2.8 million, $3.0 million and $2.0 million, respectively. On July 18, 2024, July 29, 2024 and September 4, 2024, the OP purchased preferred equity units of RTB from NREF for $2.8 million, $3.0 million and $2.0 million, respectively. These preferred equity investments yield 11% interest paid in-kind. As of December 31, 2025 and December 31, 2024, the total cost basis and accrued interest of $18.2 million and $16.3 million, respectively, of these preferred equity investments are included in prepaid and other assets on the Company’s consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into the JPM Term Loan with JPM, and the lenders party thereto from time to time, including OSL. OSL participated as a member of the lender group with a commitment of $10.0 million of the total $485.0 million facility. See Note 5.

The OSL Loan

On February 25, 2025, the OP, as borrower, entered into the OSL Loan with OSL, as lender. On October 30, 2025, the Company fully paid off the outstanding principal balance and interest on the OSL Loan. See Note 5.

The OSL Loan II

On August 7, 2025, the OP, as borrower, entered into the OSL Loan II with OSL, as lender. On September 11, 2025, the Company fully paid off the outstanding principal balance and interest on OSL Loan II. See Note 5.

SFR OP Note Payable

On July 10, 2024, the SFR OP, as borrower, entered into the SFR OP Note Payable III with NREF, as lender, an entity that is advised by an affiliate of our Adviser. See Note 5.

NexPoint Homes OSL Note

On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into the NexPoint Homes OSL Note with OSL, as lender. See Note 5.

12. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2025, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

	For the Year Ended December 31,
	2025	2024	2023
Numerator for loss per share:
Net loss	(193,279)	$(194,409)	(280,147)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	8,793	8,801	8,828
Net income attributable to Series B Preferred stock	6,052	6,052	—
Net loss attributable to redeemable noncontrolling interests in the OP	(32,131)	(29,162)	(42,025)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(17,993)	(30,703)	(22,694)
Net loss attributable to noncontrolling interests in consolidated VIEs	(2,468)	(4,734)	(3,296)
Net loss attributable to common stockholders	$(155,532)	$(144,663)	$(220,960)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	25,734	25,263	24,712
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—
Weighted average common shares outstanding - diluted	25,734	25,263	24,712

Earnings (loss) per weighted average common share:
Basic	$(6.04)	$(5.73)	$(8.94)
Diluted	$(6.04)	$(5.73)	$(8.94)

(1)
For the year ended December 31, 2025, 2024 and 2023, excludes approximately 6,258,000 shares, 5,521,286 shares and 5,004,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

14. Segment Reporting

The Company has two reportable segments: the VineBrook Portfolio and the NexPoint Homes Portfolio. These two portfolios serve different strategic purposes and employ different decision-making metrics in managing the respective pools of assets and allocating capital and other resources to the respective pools. The VineBrook Portfolio generally purchases homes to implement a value-add strategy or invests in newly constructed BTR communities, and the NexPoint Homes Portfolio generally purchases newer homes that require less rehabilitation. Based on the foregoing differences, the Company has identified the VineBrook Portfolio and the NexPoint Homes Portfolio as separate and distinct operating segments and has classified the two portfolios as two reportable segments. The Company’s chief operating decision maker is our President and Chief Executive Officer. For a description of the services from which these reportable segments derive their revenues, see Notes 1 and 2.

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

The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$328,194	$43,083	$371,277	$318,463	$44,362	$362,825	$303,774	$47,334	$351,108
Property operating expenses	77,688	8,526	86,214	74,174	5,996	80,170	73,566	7,675	81,241
Real estate taxes and insurance	57,562	9,281	66,843	57,044	10,756	67,800	56,824	8,849	65,673
Property management fees	1,514	2,487	4,001	—	2,457	2,457	10,325	3,485	13,810
Advisory fees	16,914	3,154	20,068	17,271	3,493	20,764	18,992	2,766	21,758
General and administrative expenses	108,390	8,473	116,863	76,253	5,300	81,553	50,478	2,730	53,208
Depreciation and amortization	102,730	21,923	124,653	97,413	26,527	123,940	97,794	30,215	128,009
Interest expense	122,380	27,818	150,198	111,822	32,029	143,851	107,088	32,063	139,151
Other segment expense/(income) (1)	(9,488)	5,204	(4,284)	7,124	29,575	36,699	116,270	12,135	128,405
Segment net loss	$(149,496)	$(43,783)	$(193,279)	$(122,638)	$(71,771)	$(194,409)	$(227,563)	$(52,584)	$(280,147)

(1)
Other segment expense/(income) includes loss on extinguishment of debt, gain (loss) on sales and impairment of real estate, net, investment income, reversal of (provision for) loan losses, loss on forfeited deposits and internalization costs.

The following table presents measures of each segment’s assets for the reportable segments (in thousands):

	As of December 31, 2025			As of December 31, 2024
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,589,656	$561,086	$3,150,742	$2,578,820	$630,628	$3,209,448

15. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Dispositions

Subsequent to December 31, 2025, the Company disposed of 145 homes in the VineBrook Portfolio for net proceeds of approximately $21.4 million.

Acquisitions

Subsequent to December 31, 2025, the Company acquired 82 homes in the VineBrook Portfolio for a total purchase price of $25.3 million.

OSL Loan III

On February 26, 2026, the OP, as borrower, entered into a secured revolving credit agreement for an aggregate amount of up to $15.0 million (the “OSL Loan III”) with OSL. The OP drew $5.0 million and $10.0 million under the OSL Loan III on February 26, 2026 and March 6, 2026, respectively. The OSL Loan III provides for a 2-year, interest-only loan at a 9.25% fixed interest rate and is guaranteed by the Company. The proceeds of the OSL Loan III are intended to be used for general corporate purposes.

Common and Preferred Dividends

On January 26, 2026, the Company approved a Common Stock dividend of $0.5301 per share for stockholders of record as of January 26, 2026 that was paid on January 29, 2026.

On February 23, 2026, the Company approved a Series A Preferred Stock dividend of $0.40625 per share for stockholders of record as of March 25, 2026 that will be paid on April 10, 2026.

On February 23, 2026, the Company approved a Series B Preferred Stock dividend of $0.59375 per share for stockholders of record as of March 25, 2026, that will be paid on April 10, 2026.

Interest Rate Caps

Subsequent to December 31, 2025, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $94.9 million.

Subsequent to December 31, 2025, the Company, through the OP, paid a premium of approximately $6.9 million and entered into an interest rate cap transaction with JPMorgan Chase Bank, N.A. with a notional amount of $450 million (the “JPM Cap”). The JPM Cap effectively caps one-month term SOFR at 2.00% on $450 million of floating rate debts.

NAV Determination

On February 11, 2026, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $54.88 as of December 31, 2025. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(dollars in thousands)

Included below is a summary of real estate and accumulated depreciation for the VineBrook Portfolio as of December 31, 2025:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2025 (1)
Market	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition	Life on which Depreciation in Latest Statements of Comprehensive Income is Computed Acquisition
Operating homes
Cincinnati	2,704	$325,373	$70,504	$199,464	$55,405	$70,504	$254,869	$325,373	$(57,474)	267,899	2019-2022	3 - 27.5 years
Dayton	2,685	234,433	48,925	145,603	39,905	$48,925	$185,508	$234,433	(46,299)	188,134	2021-2022	3 - 27.5 years
St. Louis	1,669	206,421	27,787	125,514	53,120	$27,787	$178,634	$206,421	(31,301)	175,120	2021-2022	3 - 27.5 years
Columbus	1,584	180,351	38,964	107,030	34,357	$38,964	$141,387	$180,351	(33,318)	147,033	2021-2022	3 - 27.5 years
Indianapolis	1,416	195,808	25,482	135,166	35,160	$25,482	$170,326	$195,808	(30,329)	165,479	2019-2022	3 - 27.5 years
Memphis	1,231	153,660	22,721	92,051	38,888	$22,721	$130,939	$153,660	(21,691)	131,969	2019-2022	3 - 27.5 years
Kansas City	1,065	157,032	22,173	103,968	30,891	$22,173	$134,859	$157,032	(23,554)	133,478	2019-2022	3 - 27.5 years
Birmingham	1,006	162,691	27,328	116,518	18,845	$27,328	$135,363	$162,691	(25,361)	137,330	2018-2022	3 - 27.5 years
Columbia	921	143,400	21,494	104,082	17,824	$21,494	$121,906	$143,400	(21,705)	121,695	2018-2022	3 - 27.5 years
Jackson	753	111,448	21,239	62,077	28,132	$21,239	$90,209	$111,448	(13,859)	97,589	2021-2022	3 - 27.5 years
Milwaukee	740	103,082	11,556	60,398	31,128	$11,556	$91,526	$103,082	(13,670)	89,412	2019-2022	3 - 27.5 years
Augusta	616	87,608	14,444	54,399	18,765	$14,444	$73,164	$87,608	(12,268)	75,340	2018-2022	3 - 27.5 years
Pensacola	377	68,065	6,949	59,728	1,388	$6,949	$61,116	$68,065	(7,459)	60,606	2021-2025	3 - 27.5 years
Greenville	350	59,890	7,204	43,663	9,023	$7,204	$52,686	$59,890	(8,637)	51,253	2019-2022	3 - 27.5 years
Portales	350	48,007	4,821	34,886	8,300	$4,821	$43,186	$48,007	(5,752)	42,255	2022	3 - 27.5 years
Pittsburgh	317	39,794	6,621	18,763	14,410	$6,621	$33,173	$39,794	(5,124)	34,670	2019-2022	3 - 27.5 years
Montgomery	282	44,233	6,713	28,843	8,677	$6,713	$37,520	$44,233	(5,489)	38,744	2019-2022	3 - 27.5 years
Huntsville	270	46,808	6,355	33,563	6,890	$6,355	$40,453	$46,808	(6,293)	40,515	2019-2022	3 - 27.5 years
Raeford	250	33,208	3,335	28,665	1,208	$3,335	$29,873	$33,208	(4,826)	28,382	2019-2022	3 - 27.5 years
Omaha	249	36,513	3,209	25,711	7,593	$3,209	$33,304	$36,513	(4,868)	31,645	2019-2022	3 - 27.5 years
Little Rock	248	28,942	4,241	14,471	10,230	$4,241	$24,701	$28,942	(3,652)	25,290	2019-2022	3 - 27.5 years
Atlanta	217	39,204	6,976	28,212	4,016	$6,976	$32,228	$39,204	(5,601)	33,603	2018-2022	3 - 27.5 years
Triad	214	36,886	6,066	24,853	5,967	$6,066	$30,820	$36,886	(4,920)	31,966	2021-2022	3 - 27.5 years
Nashville	105	25,343	6,966	18,189	188	$6,966	$18,377	$25,343	—	25,343	2025	3 - 27.5 years
Phoenix	102	39,589	8,442	30,933	214	$8,442	$31,147	$39,589	—	39,589	2025	3 - 27.5 years
Myrtle Beach	97	27,055	6,798	20,030	227	$6,798	$20,257	$27,055	(52)	27,003	2025	3 - 27.5 years
Total VineBrook operating homes	19,818	2,634,844	437,313	1,716,780	480,751	437,313	2,197,531	2,634,844	(393,502)	2,241,342
VineBrook homes held for sale	537	—	13,219	52,113	—	13,219	52,113	65,332	—	65,332	2018-2022	3 - 27.5 years
Total VineBrook homes	20,355	$2,634,844	$450,532	$1,768,893	$480,751	$450,532	$2,249,644	$2,700,176	$(393,502)	$2,306,674

(1)
The unaudited aggregate cost of real estate for the VineBrook Portfolio in the table above for federal income tax purposes was approximately $2.7 billion as of December 31, 2025.
(2)
Balances include intangible lease assets.

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(dollars in thousands)

Included below is a summary of real estate and accumulated depreciation for the NexPoint Homes Portfolio as of December 31, 2025 and a reconciliation to consolidated real estate and accumulated depreciation as of December 31, 2025:

			Initial Cost to Company			Gross Cost Basis as of December 31, 2025 (1)
	Number of Homes	Gross Cost Basis Encumbered	Land	Buildings and Improvements (2)	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total	Accumulated Depreciation and Amortization	Net Cost Basis	Dates of Acquisition	Life on which Depreciation in Latest Statements of Comprehensive Income is Computed Acquisition
Operating homes
Oklahoma City	318	$91,171	$11,443	$75,859	$3,869	$11,443	$79,729	$91,171	$(11,562)	$79,609	2022	3 - 27.5 years
Fayetteville	301	89,818	12,050	74,106	3,662	$12,050	$77,768	$89,818	(10,944)	$78,874	2022	3 - 27.5 years
Little Rock	210	59,037	8,274	48,208	2,555	$8,274	$50,763	$59,037	(7,636)	$51,402	2022	3 - 27.5 years
Atlanta	199	70,409	9,733	58,255	2,421	$9,733	$60,676	$70,409	(7,236)	$63,173	2022	3 - 27.5 years
San Antonio	184	47,398	7,174	37,985	2,239	$7,174	$40,224	$47,398	(6,690)	$40,708	2022	3 - 27.5 years
Tulsa	147	40,620	5,534	33,297	1,789	$5,534	$35,086	$40,620	(5,345)	$35,275	2022 - 2023	3 - 27.5 years
Birmingham	115	34,982	4,846	28,737	1,399	$4,846	$30,136	$34,982	(4,181)	$30,801	2022	3 - 27.5 years
Kansas City	102	28,168	4,230	22,697	1,241	$4,230	$23,938	$28,168	(3,709)	$24,460	2022	3 - 27.5 years
Huntsville	67	23,269	3,624	18,830	815	$3,624	$19,645	$23,269	(2,436)	$20,833	2022	3 - 27.5 years
Charlotte	52	18,315	2,757	14,925	633	$2,757	$15,558	$18,315	(1,891)	$16,424	2022	3 - 27.5 years
Other (3)	231	78,251	11,747	63,694	2,811	$11,747	$66,504	$78,251	(8,399)	$69,852	2022 - 2023	3 - 27.5 years
Total NexPoint Homes operating homes	1,926	581,438	81,411	476,593	23,434	81,411	500,027	581,438	(70,029)	511,409
NexPoint Homes homes held for sale	109	—	3,875	22,333	—	3,875	22,333	26,208	—	26,208
Total NexPoint Homes homes	2,035	$581,438	$85,286	$498,925	$23,434	$85,286	$522,360	$607,646	$(70,029)	$537,617
Total VineBrook homes	20,355	2,634,844	450,532	1,768,893	480,751	450,532	2,249,644	2,700,176	(393,502)	2,306,674
Total consolidated homes	22,390	$3,216,282	$535,818	$2,267,818	$504,185	$535,818	$2,772,004	$3,307,822	$(463,531)	$2,844,291

(1)
The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was approximately $3.3 billion as of December 31, 2025. The unaudited aggregate cost of real estate for the NexPoint Homes Portfolio in the table above for federal income tax purposes was approximately $607.6 million as of December 31, 2025.
(2)
Balances include intangible lease assets.
(3)
Contains markets that have less than 50 homes which include Mobile, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(dollars in thousands)

A summary of consolidated activity for real estate and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Gross operating real estate:
Balance, beginning of year	$3,267,399	$3,432,816	$3,736,855
Acquisitions	125,725	—	—
Building improvements	44,945	62,942	122,743
Dispositions and transfers to held for sale	(216,955)	(222,749)	(412,905)
Write-offs and impairment	(4,832)	(5,610)	(13,877)
Balance, end of year	$3,216,282	$3,267,399	$3,432,816

Accumulated depreciation and amortization:
Balance, beginning of year	$373,964	$275,534	$171,648
Depreciation expense (1)	116,453	121,608	126,066
Amortization expense	143	—	1,415
Write-offs	—	(64)	(6,221)
Reclassifications to held for sale	(27,029)	(23,114)	(17,374)
Balance, end of year	$463,531	$373,964	$275,534

(1)
Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 27.5 years.