Form 10-Q
period 2026-03-31
VINEBROOK HOMES TRUST, INC.
filed 2026-05-08
CIK 1755755

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 26,163,063 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended March 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, our intent to invest in newer homes in built-to-rent (“BTR”) communities in higher growth markets, our intent to sell approximately 4,200 homes over the next 12 months and other plans to satisfy upcoming debt obligations within the next 12 months, our intent to refinance the NexPoint Homes MetLife Note 1 and the Company’s intent to redeem all outstanding Series B Preferred Stock (as defined below) on or prior to the fourth anniversary of the original issuance date contain forward-looking information and disclosures. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

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
•
the risk that the Internal Revenue Service may consider certain sales of properties to be prohibited transactions, resulting in a 100% penalty tax on any taxable gain;
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
•
risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and

•
any of the other risks included under Item 1A, “Risk Factors” in our Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026 (our “Annual Report”).

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

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Operating real estate investments
Land	$504,088	$518,724
Buildings and improvements	2,614,696	2,696,799
Intangible lease assets	840	759
Total gross operating real estate investments	3,119,624	3,216,282
Accumulated depreciation and amortization	(470,517)	(463,531)
Total net operating real estate investments	2,649,107	2,752,751
Real estate held for sale, net	167,954	91,540
Total net real estate investments	2,817,061	2,844,291
Investments, at fair value	3,368	3,368
Cash	41,463	95,022
Restricted cash	46,998	50,163
Accounts and other receivables, net	12,398	11,728
Prepaid and other assets	40,309	36,264
Interest rate derivatives, at fair value	6,906	21
Intangible assets, net	9,860	10,399
Asset-backed securitization certificates	78,964	78,964
Goodwill	20,522	20,522
TOTAL ASSETS	$3,077,849	$3,150,742
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$2,504,154	$2,530,801
Credit facilities, net	93,660	80,555
Accounts payable and other accrued liabilities	39,229	37,241
Accrued real estate taxes payable	31,424	37,188
Accrued interest payable	35,209	32,915
Security deposit liability	25,596	26,646
Prepaid rents	4,643	4,395
Total Liabilities	$2,733,915	$2,749,741
Redeemable Series A Preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 4,996,000 shares issued and outstanding, respectively	123,663	123,494
Redeemable noncontrolling interests in the OP	274,948	277,844
Redeemable noncontrolling interests in consolidated VIEs	69,033	67,835
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 26,081,929 and 25,912,630 shares issued and outstanding, respectively	263	261
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	754,368	761,850
Distributions in excess of retained earnings	(882,358)	(834,825)
Accumulated other comprehensive income	2,294	2,294
Total Stockholders' (Deficit) Equity	(125,408)	(70,395)
Noncontrolling interests in consolidated VIEs	1,698	2,223
TOTAL LIABILITIES AND EQUITY	$3,077,849	$3,150,742

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$78,956	$90,384
Other income	8,453	2,377
Total revenues	87,409	92,761
Expenses
Property operating expenses	19,200	21,753
Real estate taxes and insurance	17,152	17,199
Property management fees	2,494	610
Advisory fees	4,980	4,984
General and administrative expenses	13,646	21,050
Depreciation and amortization	29,382	30,005
Interest expense	41,555	35,342
Total expenses	128,409	130,943
Loss on extinguishment of debt	(513)	(158)
Loss on sales and impairment of real estate, net	(2,493)	(464)
Investment income	647	555
Reversal of loan losses	—	500
Loss on forfeited deposits	(2)	(1,403)
Net loss	(43,361)	(39,152)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,199
Net income attributable to Series B Preferred stock	1,513	1,513
Net loss attributable to redeemable noncontrolling interests in the OP	(9,286)	(5,875)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,800)	(5,703)
Net loss attributable to noncontrolling interests in consolidated VIEs	(518)	(815)
Net loss attributable to stockholders	$(33,468)	$(30,471)
Other comprehensive loss
Unrealized loss on interest rate hedges	—	(4,388)
Total comprehensive loss	(43,361)	(43,540)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,199
Comprehensive income attributable to Series B Preferred stock	1,513	1,513
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(9,286)	(6,534)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,800)	(5,703)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(518)	(815)
Comprehensive loss attributable to stockholders	$(33,468)	$(34,200)

Weighted average common shares outstanding - basic	26,014	25,463
Weighted average common shares outstanding - diluted	26,014	25,463

Loss per share - basic	$(1.29)	$(1.20)
Loss per share - diluted	$(1.29)	$(1.20)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended March 31, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2025	2,548,240	$25	25,912,630	$261	$761,850	$(834,825)	$2,294	$(70,395)
Net loss attributable to common stockholders					—	(33,468)	—	(33,468)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			94,832	1	3,285	—	—	3,286
Equity-based compensation			74,467	1	3,145	—	—	3,146
Common stock dividends declared ($0.5301 per share)					—	(14,065)	—	(14,065)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(8,914)	—	—	(8,914)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(4,998)	—	—	(4,998)
Balances, March 31, 2026	2,548,240	$25	26,081,929	$263	$754,368	$(882,358)	$2,294	$(125,408)

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended March 31, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,903	$(623,403)	$14,500	$154,281
Net loss attributable to stockholders					—	(30,471)	—	(30,471)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			107	1	4,900	—	—	4,901
Redemptions of Class A common stock			(13)	—	(720)	—	—	(720)
Equity-based compensation			38	—	1,374	—	—	1,374
Common stock dividends declared ($0.5301 per share)					—	(13,857)	—	(13,857)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(3,729)	(3,729)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(4,463)	—	—	(4,463)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(4,581)	—	—	(4,581)
Balances, March 31, 2025	2,548,240	$25	25,508,642	$257	$759,413	$(667,731)	$10,771	$102,735

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(43,361)	$(39,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sales and impairment of real estate, net	2,493	464
Depreciation and amortization	29,382	30,005
Non-cash interest expense	8,294	1,821
Change in fair value of interest rate derivatives	(1,054)	—
Reversal of loan losses	—	(500)
Net cash received (paid) on derivative settlements and premiums	(6,456)	7,644
Loss on extinguishment of debt	513	158
Equity-based compensation	3,373	4,829
Loss on forfeited deposits	2	1,403
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(45)	(9)
Prepaids and other assets	(3,889)	(1,058)
Accounts payable and other accrued liabilities	4,303	(2,213)
Accrued real estate taxes payable	(5,764)	(6,047)
Accrued interest payable	2,294	265
Net cash used in operating activities	(9,915)	(2,390)
Cash flows from investing activities
Net proceeds from sales of investment	—	302
Net proceeds from sales of real estate	58,448	46,142
Insurance proceeds received	—	735
Acquisitions of real estate investments	(43,465)	—
Additions to real estate investments	(19,247)	(10,675)
Net cash provided by (used in) investing activities	(4,264)	36,504
Cash flows from financing activities
Notes payable proceeds received	15,000	7,243
Notes payable payments	(49,408)	(14,378)
Credit facilities proceeds received	12,841	—
Credit facilities principal payments	—	(8,960)
Financing costs paid	(269)	(244)
Payment penalties on extinguished debt	(513)	—
Redemptions of Class A common stock paid	(2,573)	(1,907)
Dividends paid to common stockholders	(9,565)	(8,715)
Series B Preferred stock dividends paid	(1,513)	(1,513)
Payments for taxes related to net share settlement of stock-based compensation	(1,758)	(836)
Series A Preferred stock dividends paid	(2,029)	(2,030)
Contributions from redeemable noncontrolling interests in the OP	164	628
Distributions to redeemable noncontrolling interests in the OP	(2,806)	(2,072)
Contributions from noncontrolling interests in consolidated VIEs	80	209
Distributions to noncontrolling interests in consolidated VIEs	(196)	(213)
Redemptions by noncontrolling interests in consolidated VIEs	—	(283)
Net cash used in financing activities	(42,545)	(33,071)
Change in cash and restricted cash	(56,724)	1,043
Cash and restricted cash, beginning of period	145,185	84,632
Cash and restricted cash, end of period	$88,461	$85,675
Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$30,967	$33,256
Cash paid for income and franchise taxes	89	—
Supplemental Disclosure of Noncash Activities
Accrued insurance proceeds	55	—
Assumed liabilities in asset acquisitions	85	—
Accrued dividends payable to common stockholders	329	363
Accrued distributions payable to redeemable noncontrolling interests in the OP	—	615
Accrued dividends payable to Series A Preferred stockholders	2,030	2,030
Accrued redemptions payable to common stockholders	—	720
Accrued capital expenditures	2,654	(196)
Accretion to redemption value of Redeemable Series A Preferred stock	169	169
Issuance of Class A common stock related to DRIP dividends	5,044	5,736
DRIP dividends to common stockholders	(5,044)	(5,736)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	174	202

	For the Three Months Ended March 31,
	2026	2025
DRIP distributions to redeemable noncontrolling interests in the OP	(174)	(202)
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	1,469	1,383
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(1,469)	(1,383)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	82	85
DRIP distributions to noncontrolling interests in consolidated VIEs	(82)	(85)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a REIT. The Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. The Company has begun to acquire newer homes in built-to-rent (“BTR”) communities in higher growth submarkets within or complementary to our existing geographic footprint. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of March 31, 2026, there were a combined 23,744,100 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 18,675,001 Class A OP Units, or 78.6%, were owned by the Company, 2,814,062 Class B OP Units, or 11.9%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 100,570 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 158,710 Class C OP Units, or 0.7%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,995,757 Class C OP Units, or 8.4%, were owned by limited partners that were sellers in the formation transaction (the “VineBrook Contributors”), former employees of the Legacy VineBrook Manager (as defined below), the Evergreen Manager, or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser (as defined below). The Third Amended and Restated Limited Partnership Agreement of the OP (as amended, the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and is a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP. The Company has power to direct the activities of the OP because the OP GP is a wholly owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP.

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

On August 28, 2018, the Company commenced the offering of 40,000,000 shares of its Class A common stock, par value $0.01 (“Common Stock”) through a continuous private placement (the “Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior NAV per share as recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Company’s board of directors (the “Board”) pursuant to the valuation methodology approved by the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis and is unaudited. NAV may differ from the values of our real estate assets as calculated in accordance with the generally accepted accounting principles in the United States (“GAAP”) or as calculated based on appraisals of the individual real estate assets comprising our Portfolio (defined below).

The Company began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”). Between November 1, 2018 and March 31, 2026, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 21,327 additional homes and sold 5,248 homes within the VineBrook Portfolio (as defined below) (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 590 homes. The Company, through the OP’s SPEs, indirectly owned an interest in 20,208 homes (the “VineBrook Portfolio”) in 19 states, and through its consolidated investment in NexPoint Homes, indirectly owned an interest in an additional 1,983 homes (the “NexPoint Homes Portfolio”), for a total of 22,191 homes in 21 states as of March 31, 2026. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio.

The Company is externally advised by the Adviser through an agreement dated November 1, 2018, which was subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides investment management, accounting, legal, information technology and investor relations services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Legacy VineBrook Manager”), which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Legacy VineBrook Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Legacy VineBrook Management Agreements”). After the Internalization, but prior to the transition to the Evergreen Manager, all of the Company’s investment decisions were made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company's Board. Subsequent to the Externalization (as defined below), all of the Company's investment decisions are made by officers of the Company and the Adviser, subject to general oversight by the Board and with the recommendations of the Evergreen Manager (as defined below), the Asset Manager (as defined below) and the Service Provider (as defined below).

On June 10, 2025, the OP caused certain of its subsidiaries to enter into property management agreements (the “Management Agreements”) with the Evergreen Manager to renovate, lease, maintain, and generally operate the Company’s properties within the VineBrook Portfolio. Pursuant to the Management Agreements, responsibility for the day-to-day management of the properties, leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues, accounting for each property using GAAP and other responsibilities customary for the management of single-family rental properties transitioned to the Evergreen Manager (the “Externalization”). We refer to October 23, 2025, the date that the last property in the VineBrook Portfolio transitioned to the Management Agreements, as the “Transition Effective Date”. On the Transition Effective Date, all of the Legacy VineBrook Management Agreements were terminated. As a result of the Management Agreements, as of the Transition Effective Date, the VineBrook Portfolio is now externally managed by the Evergreen Manager. Refer to Note 1, Organization and Description of Business, in the notes to our consolidated financial statements in our Annual Report for further discussion of the Management Agreements with the Evergreen Manager. Certain SPEs from time to time may have property management agreements with independent third parties. These are typically the result of maintaining legacy property managers after an acquisition to help transition the properties to the Company or, in the case of a future sale, to manage the properties until they are sold.

On June 10, 2025, the SPEs entered into asset management agreements (the “Asset Management Agreements”) with Evergreen Asset Management, LLC (the “Asset Manager”) to provide asset management, operation, accounting support, leasing, repair and turnover scope of work and property accounting services as well as disposition services. Refer to Note 1, Organization and Description of Business, in the notes to our consolidated financial statements in our Annual Report for further discussion of the Asset Management Agreements with the Asset Manager.

On June 10, 2025, the OP and Evergreen Development Services, LLC (the “Service Provider”) entered into a real estate development services agreement (the “Development Services Agreement”) to provide for the identification, sourcing, inspection and acquisition of properties on behalf of the OP. Refer to Note 1, Organization and Description of Business, in

the notes to our consolidated financial statements in our Annual Report for further discussion of the Development Services Agreement with the Service Provider.

Also on June 10, 2025, the OP, the Evergreen Manager and the Service Provider entered into a letter agreement (the “Letter Agreement” and, together with the Property Management Agreements, the Asset Management Agreements and the Development Services Agreement, the “Externalization Agreements”) to set forth certain agreements among the parties related to the Externalization, including certain termination rights and fees in the Management Agreements and the Development Services Agreement described above. Pursuant to the Letter Agreement, the OP paid $1.75 million to the Evergreen Manager on July 21, 2025, the date the first property was transitioned to a Management Agreement and paid an additional $1.75 million on September 5, 2025, which amounts were charged to general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) in the period ended September 30, 2025. In addition, during the year ended December 31, 2025, the OP issued Class C OP Units with a value of $5.0 million to the Evergreen Manager, which amount is amortized on a straight-line basis over the seven-year term. For the three months ended March 31, 2026, approximately $0.1 million and $0.1 million of amortization expense related to the issuance of the Class C OP Units are included within property management fees and general and administrative expense, respectively, on the consolidated statements of operations and comprehensive income (loss).

Additionally, the Service Provider is entitled to a measurement period service fee for any measurement period in which the Service Provider presents the OP with qualified target properties with an aggregate fair market value of $600.0 million and the OP, directly or indirectly, fails to acquire properties with an aggregate purchase price of at least the lesser of $250.0 million and 41.7% of the aggregate fair value of the target properties presented during the measurement period (the lesser, the “Minimum Spend Amount”). The measurement period service fee (“Measurement Period Service Fee”) for any measurement period is equal to 2% of the positive difference between the Minimum Spend Amount in the applicable measurement period and the aggregate purchase price for acquired properties during the applicable measurement period. If, during any measurement period, the OP, directly or indirectly, acquires properties with an aggregate purchase price over the minimum spend amount, such additional amount may be used to satisfy the Minimum Spend Amount in any subsequent measurement period. A measurement period is each consecutive 12-month period within the first 36 months after the date of the Development Services Agreement. To date, no Measurement Period Service Fees have been paid.

In connection with the Externalization, on June 10, 2025, the Company committed to a reduction in force involving approximately 500 employees, representing 100% of its full-time employees. These actions were part of a Company restructuring to externalize management of the VineBrook Portfolio and under which the Evergreen Manager assumed broad responsibility for the renovation, leasing, maintenance, and operation of the VineBrook Portfolio. The Company completed the reduction in force during the year ended December 31, 2025. As part of this restructuring, the Evergreen Manager and its affiliates have hired a significant number of legacy VineBrook employees. For the year ended December 31, 2025, the Company incurred restructuring charges of $19.8 million included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss), of which $10.4 million was related to non-cash stock-based compensation expense due to accelerated vesting of awards from terminated employees (see Notes 7 and 8). There were no restructuring charges incurred during the three months ended March 31, 2026.

2. Summary of Significant Accounting Policies

Basis of Accounting and Use of Estimates

Readers of this Form 10-Q should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2025, which are included in our Annual Report, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026, since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our Annual Report for further discussion of our significant accounting policies and estimates.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2026, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 4) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has power to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP. The Company has power to direct the activities of NexPoint Homes because the OP owns approximately 84% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of March 31, 2026. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and whether the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 4). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 4).

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

Real estate assets, including land, buildings, improvements, fixtures, and intangible lease assets, other than real estate assets held for sale, are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. The Company also incurs indirect costs to prepare acquired properties for rental. These costs are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest, real estate taxes, insurance, utilities and other indirect costs as costs of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and the costs have been incurred. After completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred, unless the renovation meets the Company’s capitalization criteria. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	27.5 years
Improvements and other assets	2.5 - 15 years
Acquired improvements and fixtures	1 - 8 years
Intangible lease assets	6 months

As of March 31, 2026, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.6 million, respectively. As of December 31, 2025, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.1 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.5 million and zero amortization expense related to the intangible lease assets, respectively, which are included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values and rental rates, changes in hold periods and occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. Impairments are included in Gain (loss) on sales and impairment of real estate, net, on the consolidated statements of operations and comprehensive income (loss). The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty.

The Company periodically classifies real estate assets as held for sale when the held for sale criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to any property classified as held for sale. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. Where the carrying amount of a property exceeds its estimated fair value less estimated costs to sell, the Company records an impairment charge with respect to such property. As of March 31, 2026 and December 31, 2025 there were 1,312 and 646 homes that were classified as held for sale, respectively. These held for sale properties had a carrying amount of approximately $168.0 million and $91.5 million, respectively. As of March 31, 2026 and December 31, 2025, aggregate total impairment charges for all periods on these held for sale properties was approximately $8.3 million and $5.4 million, respectively.

For the three months ended March 31, 2026 and 2025, respectively, the Company recorded the following impairment charges (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Impairment of real estate assets not held for sale	$(8,279)	$(995)
Impairment of real estate assets held for sale (1)	(5,117)	(3,520)
Total impairment charges	$(13,396)	$(4,515)
Gains on sales of real estate	10,903	4,051
Loss on sales and impairment of real estate, net	$(2,493)	$(464)

(1)
Impairment charges include approximately $0.3 million and $0.3 million of casualty related impairment for the three months ended March 31, 2026 and 2025, respectively.

Intangible assets primarily include internally developed software and are amortized on a straight-line basis over five years.

Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three months ended March 31, 2026 and 2025.

Goodwill

Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2025 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the three months ended March 31, 2026 and 2025.

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

In connection with the Company’s asset backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature within the next four years. For the three months ended March 31, 2026 and 2025, we have not recognized any credit losses with respect to these investments in debt securities.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash	$41,463	$40,718
Restricted cash	46,998	44,957
Total cash and restricted cash	$88,461	$85,675

Reclassification of Prior Year Activity on the Consolidated Statements of Cash Flows

Certain reclassifications have been made within the consolidated statements of cash flows for the three months ended March 31, 2025 to be comparative to the consolidated statement of cash flows for the three months ended March 31, 2026.

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended March 31, 2026 and 2025, rental income includes $0.9 million and $4.5 million of variable lease payments, respectively.

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

3. Real Estate Investments

As of March 31, 2026, the Company, through the OP and its SPE subsidiaries, owned 22,191 homes, including 20,208 homes in the VineBrook Portfolio and 1,983 homes in the NexPoint Homes Portfolio. As of December 31, 2025, the Company through the OP and its SPE subsidiaries, owned 22,390 homes, including 20,355 homes in the VineBrook Portfolio and 2,035 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2025	$518,724	$2,696,799		$759	$91,540	$3,307,822	$(463,531)
Acquisitions	8,833	34,551		81	—	43,465	—
Additions	—	16,343	(2)	—	2,794	19,137	(29,001)	(3)
Transfers to held for sale	(23,227)	(123,467)		—	124,823	(21,871)	21,871
Reclasses	(30)	—		—	—	(30)	—
Write-offs	—	(34)		—	—	(34)	—
Dispositions	(212)	(1,217)		—	(46,086)	(47,515)	144
Impairment	—	(8,279)		—	(5,117)	(13,396)	—
Real Estate Balances, March 31, 2026	$504,088	$2,614,696		$840	$167,954	$3,287,578	$(470,517)

(1)
Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)
Includes capitalized interest of approximately $0.1 million and other capitalizable costs outlined in (1) above of approximately $0.1 million.
(3)
Accumulated depreciation and amortization activity excludes approximately $0.4 million of depreciation and amortization related to assets not classified as real estate investments.

During the three months ended March 31, 2026 and 2025, the Company recognized depreciation expense of approximately $28.3 million and $29.5 million, respectively.

Real estate acquisitions and dispositions

During the three months ended March 31, 2026, the Company acquired 142 homes located in BTR communities within the VineBrook Portfolio and zero homes within the NexPoint Homes Portfolio. During the three months ended March 31, 2025, the Company acquired no additional homes within the VineBrook Portfolio and NexPoint Homes Portfolio.

During the three months ended March 31, 2026 and 2025, the Company, through the OP, disposed of 289 and 203 homes within the VineBrook Portfolio, respectively. During the three months ended March 31, 2026 and 2025, the Company, through its consolidated investment in NexPoint Homes, disposed of 52 and 96 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.

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

During the three months ended March 31, 2026 and 2025, $0.9 million and $1.0 million in fees were earned by Mynd, respectively, in connection with the Mynd Management Agreements. For the three months ended March 31, 2026, $0.6 million and $0.3 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee. For the three months ended March 31, 2025, $0.6 million and $0.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee.

5. Debt

As of March 31, 2026, the VineBrook Portfolio had approximately $2.2 billion of debt outstanding, and the NexPoint Homes Portfolio had $503.9 million of debt outstanding. The following table contains summary information of the Company’s debt as of March 31, 2026 and December 31, 2025 (dollars in thousands):

		Outstanding Principal as of
	Type	March 31, 2026	December 31, 2025	Interest Rate (1)	Maturity
JPM Acquisition Facility	Floating	95,410	82,569	6.01%	7/9/2027
JPM Term Loan	Floating	466,255	474,918	5.56%	9/10/2027
Barings Term Loan	Fixed	318,644	323,039	5.44%	10/17/2030
ABS I Loan	Fixed	354,752	366,906	4.92%	12/8/2028
ABS II Loan	Fixed	396,180	397,117	4.65%	3/9/2029
MetLife Term Loan I	Fixed	299,771	308,910	4.50%	8/22/2029
MetLife Term Loan II	Fixed	242,963	245,008	4.75%	11/4/2029
OSL Loan III	Fixed	15,000	—	9.25%	2/25/2028
TrueLane Mortgage	Fixed	7,350	7,422	5.35%	2/1/2028
Crestcore II Note	Fixed	2,342	2,395	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,045	2,228	5.12%	7/9/2029
Total VineBrook Portfolio debt		$2,200,712	$2,210,512
NexPoint Homes MetLife Note 1	Fixed	$236,604	$236,604	3.72%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	161,188	171,122	5.44%	8/12/2027
NexPoint Homes OSL Note	Fixed	362	2,195	9.75%	5/15/2026
SFR OP Note Payable III	Fixed	12,500	12,500	15.00%	7/10/2026
SFR OP Convertible Notes	Fixed	93,264	93,264	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$503,918	$515,685
Total debt		$2,704,630	$2,726,197
Debt premium, net (2)		144	162
Debt discount, net (3)		(74,592)	(79,822)
Deferred financing costs, net of accumulated amortization of $17,389 and $14,308, respectively		(32,369)	(35,181)
		$2,597,814	$2,611,356

(1)
Represents the interest rate as of March 31, 2026. Except for fixed rate debt, the interest rate is 30-day average Secured Overnight Financing Rate (“SOFR”), daily SOFR or one-month term SOFR, plus an applicable margin.

The 30-day average SOFR as of March 31, 2026 was 3.65221%, daily SOFR as of March 31, 2026 was 3.68000% and one-month term SOFR as of March 31, 2026 was 3.66484%.
(2)
The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(3)
The Company reflected a discount on ABS I Loan, ABS II Loan, Barings Term Loan, MetLife Term Loan I Facilities and MetLife Term Loan II Facility (all as defined below), which is amortized into interest expense over the remaining term of the debt.

Additionally, we have included a summary of debt agreements and significant changes to the agreements during the three months ended March 31, 2026 below.

JPM Acquisition Facility

On June 25, 2025, VB Twelve, LLC (“VB Twelve”), an indirect subsidiary of the Company, entered into a loan and security agreement with JPMorgan Chase Bank, National Association (“JPM”), as lender, providing for an uncommitted facility for up to $500.0 million (the “JPM Acquisition Facility”) for the purpose of investing in BTR communities. The JPM Acquisition Facility bears interest at the greater of (i) one-month term SOFR or (ii) 3.00%, plus 2.35% per annum. The JPM Acquisition Facility is interest-only and matures on July 9, 2027 with a one-year extension option subject to meeting certain criteria, payment of an extension fee and increases in the interest rate spread.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $95.4 million and $82.6 million, respectively. As of March 31, 2026 and December 31, 2025, there was $404.6 million and $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility, respectively. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into a credit agreement (the “JPM Term Loan”) with JPM, and the lenders party thereto from time to time, including The Ohio State Life Insurance Company (“OSL”). The JPM Term Loan provides for term loans of $485.0 million, all of which were drawn on September 11, 2025. Borrowings under the JPM Term Loan will generally bear interest at term SOFR for the interest period plus 1.90%, provided that the Company may elect for the JPM Term Loan to bear interest at (i) the greater of the prime rate, the federal funds effective rate plus 0.5%, and one-month term SOFR plus 1.0%, in each case, plus 0.90% or (ii) adjusted daily effective SOFR plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. During the year ended December 31, 2025, the Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the September 20, 2019 credit facility (the “Warehouse Facility”) with KeyBank N.A. (“KeyBank”) and the $10.0 million revolving credit agreement with OSL (the “OSL Loan II”).

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the JPM Term Loan was $466.3 million and $474.9 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Barings Term Loan

On October 17, 2025, the OP, via its indirect subsidiaries, as borrowers, and the Company, as parent guarantor, entered into a loan agreement that provided for a $325.0 million loan (the “Barings Term Loan”) with Massachusetts Mutual Life Insurance Company, MassMutual Ascend Life Insurance Company and Martello Re Limited, as lenders, which has been fully funded at an original issue discount of 3.0% of the Barings Term Loan. The Barings Term Loan is interest-only and matures on October 17, 2030. The loan bears interest at 5.44% per annum, payable monthly. During the year ended December 31, 2025, the Company used the proceeds from the Barings Term Loan to fully repay the outstanding balances of the $125.0 million note with Metropolitan Life Insurance (the “MetLife Note”) and the $500.0 million credit agreement with JPM (the “JPM Facility”).

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Barings Term Loan was $318.6 million and $323.0 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Asset Backed Securitization I

On December 6, 2023, the OP completed an asset backed securitization (“ABS I”) transaction, in connection with which VineBrook Homes Borrower 1, LLC, an indirect special purpose subsidiary of the OP (the “ABS I Borrower”) entered into a loan agreement (the “ABS I Loan Agreement”) with Bank of America, National Association, as lender (the “ABS I Lender”), providing for a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million (the “ABS I Loan”).

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

The ABS I Loan is collateralized by 2,575 single-family rental homes, and as of March 31, 2026, approximately 12.74% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the ABS I Loan was $354.8 million and $366.9 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The ABS II Loan is collateralized by 2,416 single-family rental homes, and as of March 31, 2026, approximately 11.96% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the ABS II Loan was $396.2 million and $397.1 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

MetLife Term Loan I

On August 22, 2024, VB Nine, LLC (“VB Nine”) and VB Ten, LLC (“VB Ten”), indirect subsidiaries of the Company, as borrowers, entered into two credit agreements for term loan credit facilities (collectively, the “MetLife Term Loan I Facilities”) with Metropolitan Life Insurance Company (“MetLife”) and Metropolitan Tower Life Insurance Company (“MetLife Tower”), and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity, LLC and VB Ten Equity, LLC of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan I Facilities was $299.8 million and $308.9 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable, net, on the consolidated balance sheets.

MetLife Term Loan II

On November 4, 2024, VB Eleven, LLC, an indirect subsidiary of the Company (“VB Eleven”), as borrower, entered into a $250.0 million credit agreement for a term loan credit facility (the “MetLife Term Loan II Facility”) with MetLife and MetLife Tower, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity, LLC of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan II Facility was $243.0 million and $245.0 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of March 31, 2026, the outstanding principal balance of the OSL Loan III was $15.0 million. As of March 31, 2026, there was zero remaining availability to be drawn on the OSL Loan III. The OSL Loan III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

NexPoint Homes

In addition to the debt agreements discussed above for the VineBrook Portfolio, as of March 31, 2026, the NexPoint Homes Portfolio had $503.9 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with MetLife (the “NexPoint Homes MetLife Note 1” and “NexPoint Homes MetLife Note 2”), the NexPoint Homes OSL Note (as defined below), the SFR OP Note Payable III (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes MetLife Note 1 was $236.6 million and $236.6 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 1. The NexPoint Homes MetLife Note 1, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes MetLife Note 2 was $161.2 million and $171.1 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 2. The NexPoint Homes MetLife Note 2, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

NexPoint Homes OSL Note

On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into a promissory note with OSL, as lender, providing for a maximum principal amount of $17.3 million (the “NexPoint Homes OSL Note”). The NexPoint Homes OSL Note matures on May 15, 2026 and bears interest at a fixed rate of 9.75%.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes OSL Note was $0.4 million and $2.2 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes OSL Note. The NexPoint Homes OSL Note, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

SFR OP Note Payable III

On July 10, 2024, the SFR OP as borrower entered into a promissory note with NexPoint Real Estate Finance, Inc. (“NREF”) as lender (the “SFR OP Note Payable III”). The SFR OP Note Payable III bears interest at a fixed rate of 15.00% and had an original maturity date of July 10, 2025. On July 9, 2025, the SFR OP entered into Amendment No. 1 to the SFR OP Note Payable III, wherein the maturity date was extended to July 10, 2026. On August 25, 2025, the SFR OP entered into a Second Amendment and Restatement to the SFR OP Note Payable III, wherein the maximum commitment was increased to $15.0 million.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the SFR OP Note Payable III is $12.5 million and $12.5 million, respectively. As of March 31, 2026 and December 31, 2025, there was $2.5 million and $2.5 million remaining commitment to be drawn on the SFR OP Note Payable III, respectively. The SFR OP Note Payable III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, the Company believes it is in compliance with all debt covenants in all of its debt agreements.

Weighted Average Interest

The weighted average interest rate of the Company’s debt was 5.1178% as of March 31, 2026 and 5.0983% as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.8408% and 5.0983%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of March 31, 2026, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.4019% on its combined $547.9 million notional amount of interest rate cap agreements, representing a weighted average fixed rate for one-month term SOFR, which effectively fixes the interest rate on $547.9 million of the $561.7 million of the Company’s floating rate indebtedness.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2026 are as follows (in thousands):

Total
2026	$29,320
2027	1,051,752
2028	361,897
2029	943,017
2030	318,644
Total	$2,704,630

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $265.9 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance the NexPoint Homes MetLife Note 1 and (iii) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. The

Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 obligation primarily using debt or equity financing before it comes due. In considering whether it is probable the Company will refinance the maturing debt obligation prior to its maturity dates, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. As a result, the Company has concluded it is probable that the refinancing will be completed prior to the maturity date of the NexPoint Homes MetLife Note 1. There can be no assurances that financing can be obtained. The sale of homes from the portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended March 31, 2026 and 2025, amortization of deferred financing costs of approximately $3.3 million and $2.4 million, respectively, and amortization of loan discounts of approximately $5.2 million and $4.5 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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

As of March 31, 2026, the Company had no interest rate swaps outstanding. For a description of the Company's interest rate swap activity during the year ended December 31, 2025, see Note 6 to the consolidated financial statements included in our Annual Report.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Royal Bank of Canada with a notional amount of $31.9 million (the “RBC Cap”). During the year ended December 31, 2025, the Company, through the OP, entered into subsequent modifications of the RBC Cap, wherein the notional amount was increased to $82.9 million as of December 31, 2025. On January 9, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $94.9 million. On March 30, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $97.9 million. On February 11, 2026, the Company, through the OP, paid a premium of approximately $6.8 million and entered into an interest rate cap transaction with JPMorgan Chase Bank, N.A. with a notional amount of $450.0 million (the “JPM Cap”). The $6.8 million premium paid on the JPM Cap is included in the net cash received (paid) on derivative settlements and premiums on the consolidated statements of cash flows. The interest rate caps effectively cap one-month term SOFR at 4.25% on $97.9 million and 2.00% on $450.0 million on floating rate debts. The interest rate caps expire on July 9, 2027 and March 1, 2027, respectively.

As of March 31, 2026, the Company had the following outstanding interest rate caps that were not designated as a hedge in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of March 31, 2026	Strike Rate
RBC Interest Rate Cap	$97,860	7/9/2027	One-Month Term SOFR	3.6648%	4.2500%
JPM Interest Rate Cap	$450,000	3/1/2027	One-Month Term SOFR	3.6648%	2.0000%

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

		Asset Derivatives
	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	$6,906	$21
Total		$6,906	$21

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recognized as either increases or decreases to interest expense. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Amount of gain (loss) recognized in OCI			Amount of gain (loss) reclassified from OCI into income
	March 31, 2026	March 31, 2025	Location of gain (loss) reclassified from OCI into income	March 31, 2026	March 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$(1,435)	Interest expense	$—	$2,953
				Amount of gain (loss) recognized in income
			Location of gain (loss) recognized in income	March 31, 2026	March 31, 2025
Derivatives not designated as hedging instruments:
Interest rate swaps			Interest expense	$—	$1,883
Interest rate cap			Interest expense	$1,042	$139

ABS Class F Retention Certificates

The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of March 31, 2026 and December 31, 2025, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $79.0 million, respectively.

The table below presents the outstanding principal balance and estimated fair value of our debt as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	2,704,630	2,672,760	2,726,197	2,500,760

The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2026
Fair value of real estate assets - impaired at March 31, 2026	$34,049	$—	$—	$34,049

7. Stockholders’ Equity

The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the three months ended March 31, 2026 and 2025. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended March 31, 2026 and 2025, the Company issued 169,299 shares and 144,420 shares, respectively, of Common Stock from DRIP issuances and equity grant vestings for total contributions of $5.0 million and $5.7 million, respectively, net of $1.8 million and $0.8 million, respectively, of taxes certain grantees owed upon restricted stock units vesting against the shares of Common Stock issued.

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

RSU Grants Under the 2018 LTIP and 2023 LTIP

As of March 31, 2026, the Company had granted 816,946 and 421,308 RSUs under the 2018 LTIP and 2023 LTIP, respectively. The following table includes the number of RSUs granted, vested, forfeited and outstanding to certain employees of the Adviser, officers of the Company and non-employee Board members under the 2018 LTIP and 2023 LTIP:

Grant Date	Shares Granted	Shares Vested	Shares Forfeited	Shares Outstanding
December 10, 2019	73,701	73,701	—	—
May 11, 2020	179,858	173,750	6,108	—
February 15, 2021	191,506	185,099	6,407	—
February 17, 2022	185,111	179,810	5,301	—
April 11, 2023	186,770	52,761	4,644	129,365
April 3, 2024	191,937	31,780	2,998	157,159
April 4, 2025	229,371	—	—	229,371
Total	1,238,254	696,901	25,458	515,895

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

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards that were dependent upon the successful completion of an IPO, and as such the remaining outstanding RSUs under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the February 17, 2022, April 11, 2023 and April 3, 2024 RSU awards such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: (a) the date of a successful completion of an IPO, the listing of the Company's Common Stock on a national securities exchange (together, a “Company Listing Event”) or (b) the final time vesting date. With respect to the IPO contingent RSU awards that were originally granted on February 17, 2022, April 11, 2023, and April 3, 2024, the final time vesting of each award is February 17, 2026, April 11, 2027, and April 3, 2028, respectively, in which these awards would be considered fully vested if there is not an earlier IPO or, if applicable, Company Listing Event. During the three months ended March 31, 2026, the Company recognized approximately $1.5 million of non-cash compensation expense related to the revised RSU award vesting, which is based on the fair value of the modified awards at the date of modification. As of March 31, 2026, total unrecognized compensation expense on RSUs with respect to the IPO contingent shares was approximately $5.6 million which is expected to be recognized through the final time vesting date. The non-cash compensation expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The RSUs granted to non-employee Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the three months ended March 31, 2026 and 2025 were an aggregate of $5.8 million and $2.4 million, respectively.

As of March 31, 2026, the number of RSUs granted, vested, forfeited and outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2025	621,084		$35,412
Granted	—		—
Vested	(105,189)	(2)	(5,695)
Forfeited	—		—
Outstanding March 31, 2026	515,895		$29,717

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which was $54.54 for the April 4, 2025 grant, $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant and $54.14 for the February 17, 2022 grant. Related to the accelerated RSU award vestings, the NAV per share on the date of modification was $54.56.
(2)
Certain grantees elected to net the taxes owed upon vesting and the compensation committee approved cash settlement of 28,367 and 2,355 restricted stock units, respectively, against the shares of Common Stock issued resulting in 74,467 shares of Common Stock being issued for the three months ended March 31, 2026 as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting (1)
April 3, 2026	22,451
April 4, 2026	67,252
April 11, 2026	21,561
April 3, 2027	22,451
April 4, 2027	54,040
April 11, 2027	107,804
April 3, 2028	112,256
April 4, 2028	54,040
April 4, 2029	54,040
515,895

(1)
As of March 31, 2026, upon the successful completion of a Company Listing Event or change of control of the Company, 176,048 RSUs would vest immediately, instead of vesting on the final time vesting date according to the schedule above.

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $3.1 million and $1.4 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2026 and December 31, 2025, the Company had total unrecognized compensation expense on RSUs of approximately $18.6 million and $21.7 million which is expected to be recognized over a weighted average vesting period of 1.33 and 1.33 years, respectively.

Performance Share Grants under the 2023 LTIP

In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with an aggregate target of 63,452 performance shares. Vesting of 31,726 of the performance shares was based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio (the “One Year Performance Shares”), and the vesting of 31,726 of the performance shares was based on the net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025 (the “Three Year Performance Shares”). The achievement of the respective metrics would increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. As of December 31, 2024, it was determined that 23,794 One Year Performance Shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. The One Year Performance Shares vest 25% ratably over four years. If the Three Year Performance Shares metrics were met when the performance period ended on January 1, 2026, the Three Year Performance Shares would have vested 50% ratably over two years. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock. On June 10, 2025, certain executives granted performance shares were terminated whereby 31,726 Three Year Performance Shares, representing target performance, were deemed to be earned. In connection with the separation and release agreements, a total of 49,572 outstanding and earned performance shares, representing the remaining earned One Year Performance Shares and the Three Year Performance Shares deemed earned, vested on August 4, 2025. As of March 31, 2026 and December 31, 2025, all performance shares have vested and zero shares remain outstanding.

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

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2025	$277,844
Net loss attributable to redeemable noncontrolling interests in the OP	(9,286)
Contributions by redeemable noncontrolling interests in the OP	338
Distributions to redeemable noncontrolling interests in the OP	(2,980)
Equity-based compensation	118
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	8,914
Redeemable noncontrolling interests in the OP, March 31, 2026	$274,948

As of March 31, 2026, the Company held 18,675,001 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 100,570 Class C OP Units, GAF REIT held 158,710 Class C OP Units and the VineBrook Contributors, former employees of the Legacy VineBrook Manager, the Evergreen Manager and Company insiders held 1,995,757 Class C OP Units. As of March 31, 2026, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.

PI Unit Grants Under the 2018 LTIP

As of March 31, 2026, the Company had granted 705,311 PI Units under the 2018 LTIP. The following table includes the number of PI Units granted, vested, forfeited and outstanding under the 2018 LTIP:

Grant Date	PIUs Granted	PIUs Vested	PIUs Forfeited	PIUs Outstanding
April 19, 2019	40,000	40,000	—	—
November 21, 2019	80,399	80,399	—	—
May 11, 2020	219,826	215,326	4,500	—
November 30, 2020	11,764	7,353	4,412	—
May 31, 2021	246,169	234,545	11,624	—
August 10, 2022	27,849	21,356	4,646	1,847
February 22, 2023	79,304	42,586	26,408	10,309
Total	705,311	641,565	51,590	12,156

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

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 PI Unit grants that were dependent upon the successful completion of an IPO, and as such the remaining outstanding PI Units under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the May 31, 2021 PI Unit grants such that the awards vested 50% ratably over four years and 50% upon the earlier to occur: (a) the date of the successful completion of an IPO or (b) the final time vesting date. During the three months ended March 31, 2026, the Company recognized approximately $0.1 million of non-cash compensation expense related to the time vesting of PI Units, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance of the PI Units. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Company or otherwise providing services to the Company. On October 27, 2025, the Compensation Committee determined that certain employees of the Company being terminated in the Externalization were going to be employed by the Adviser or Evergreen Manager (or their respective affiliates) or otherwise provide consulting services to the Company and approved the continued vesting pursuant to the original vesting schedule of a total of 22,390 unvested PI Units granted under the 2018 LTIP subject to such individuals continuing to provide services to the Company through employment at the Advisor or Evergreen Manager (or their respective affiliates) or otherwise as an independent contractor for the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

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

As of March 31, 2026, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2025	20,326	$2,084
Granted	—	—
Vested	(8,170)	(1,320)
Forfeited	—	—
Outstanding March 31, 2026	12,156	$764

(1)
Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $61.74 for the August 10, 2022 grant and $63.04 for the February 22, 2023 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
April 25, 2026	923
February 22, 2027	5,155
April 25, 2027	923
February 22, 2028	5,155
12,156

For the three months ended March 31, 2026 and 2025, the OP recognized approximately $0.1 million and $3.5 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, total unrecognized compensation expense on PI Units was approximately $0.7 million and the expense is expected to be recognized over a weighted average vesting period of 1.3 years.

The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Period End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
March 31, 2026	26,081,929	5,069,099	31,151,028

Redeemable Noncontrolling Interests in Consolidated VIEs

As of March 31, 2026, approximately 5,314,312 limited partnership units of the SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2025	$67,835
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,800)
Contributions by redeemable noncontrolling interests in consolidated VIEs	1,469
Distributions to redeemable noncontrolling interests in consolidated VIEs	(1,469)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	4,998
Redeemable noncontrolling interests in consolidated VIEs, March 31, 2026	$69,033

Noncontrolling Interests in Consolidated VIEs

The following table presents the capital contributions, distributions, and profits and losses allocated to NexPoint Homes Class A common stock, par value $0.01 per share and NexPoint Homes Class I common stock, par value $0.01 not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2025	$2,223
Net loss attributable to noncontrolling interests in consolidated VIEs	(518)
Contributions by noncontrolling interests in consolidated VIEs	189
Distributions to noncontrolling interests in consolidated VIEs	(196)
Noncontrolling interests in consolidated VIEs, March 31, 2026	$1,698

9. Redeemable Series A Preferred Stock

The Company has issued 5,000,000 shares of Series A Preferred Stock as of March 31, 2026. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.

The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2025	4,996,000	$123,494
Net income attributable to Redeemable Series A Preferred stockholders	—	2,029
Dividends declared to Redeemable Series A Preferred stockholders	—	(2,029)
Accretion to redemption value	—	169
Redeemable Series A Preferred stock, March 31, 2026	4,996,000	$123,663

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

For the three months ended March 31, 2026 and 2025, the Company expensed advisory fees of approximately $4.2 million and $4.2 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2026 and December 31, 2025, the Company has $2.9 million and $1.7 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

Termination Fees Payable to the Adviser

If the Advisory Agreement is terminated without cause by the Company, or is otherwise terminated under certain conditions, the Adviser will be entitled to a termination fee (an “Adviser Termination Fee”) in the amount of three times the prior 12 months’ advisory fee. In addition to termination by the Company without cause, the Adviser will be entitled to the Adviser Termination Fee if the Adviser terminates the Advisory Agreement without cause or terminates the agreement due to the occurrence of certain specified breaches of the Advisory Agreement by the Company. The Advisory Agreement may be terminated without cause by the Company or the Adviser with 180 days’ notice prior to the expiration of the current term.

NexBank

The Company and the OP maintain bank accounts with NexBank, a Texas state chartered bank (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. The following table provides a reconciliation of cash reported on the consolidated balance sheets that is held at NexBank (in thousands):

	Cash at NexBank
	March 31, 2026	December 31, 2025
VineBrook Portfolio	$4,662	$4,283
NexPoint Homes Portfolio	1,878	2,731
Total cash at NexBank	$6,540	$7,014

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

NexPoint Homes Transactions

In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of March 31, 2026, these affiliates had contributed approximately $128.6 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of March 31, 2026, the total principal outstanding on the SFR OP Convertible Notes was approximately $93.3 million which is included in notes payable, net, on the consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the SFR OP recorded approximately $1.7 million and $1.6 million of interest expense related to the SFR OP Convertible Notes, respectively. As of March 31, 2026 and December 31, 2025, approximately $23.1 million and $21.4 million of interest expense, respectively, related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.

On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three months ended March 31, 2026 and 2025, NexPoint Homes incurred advisory fees of approximately $0.8 million and $0.8 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2026 and

December 31, 2025, NexPoint Homes has $9.7 million and $9.4 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

Preferred Equity Investment

During the year ended December 31, 2024, the OP purchased preferred equity units in real estate development projects, RFG Preferred, LLC (“RFG”) and RTB Preferred, LLC (“RTB”), from wholly owned subsidiaries of NREF. The parent of the NREF external manager is the parent of the Adviser. On July 18, 2024, July 29, 2024, and September 4, 2024, the OP purchased preferred equity units of RFG from NREF for approximately $2.8 million, $3.0 million and $2.0 million, respectively. On July 18, 2024, July 29, 2024 and September 4, 2024, the OP purchased preferred equity units of RTB from NREF for $2.8 million, $3.0 million and $2.0 million, respectively. These preferred equity investments yield 11% interest paid in-kind. As of March 31, 2026 and December 31, 2025, the total cost basis and accrued interest of $18.7 million and $18.2 million, respectively, of these preferred equity investments are included in prepaid and other assets on the Company’s consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into the JPM Term Loan with JPM, and the lenders party thereto from time to time, including OSL. OSL participated as a member of the lender group with a commitment of $10.0 million of the total $485.0 million facility. See Note 5.

The OSL Loan III

On February 26, 2026, the OP, as borrower, entered into the OSL Loan III with OSL, an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership. See Note 5.

SFR OP Note Payable III

On July 10, 2024, the SFR OP, as borrower, entered into the SFR OP Note Payable III with NREF, as lender, an entity that is advised by an affiliate of our Adviser. See Note 5.

NexPoint Homes OSL Note

On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into the NexPoint Homes OSL Note with OSL, as lender. See Note 5.

11. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2026, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

	For the Three Months Ended March 31,
	2026	2025
Numerator for loss per share:
Net loss	$(43,361)	$(39,152)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,199
Net income attributable to Series B Preferred stock	1,513	1,513
Net loss attributable to redeemable noncontrolling interests in the OP	(9,286)	(5,875)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,800)	(5,703)
Net loss attributable to noncontrolling interests in consolidated VIEs	(518)	(815)
Net loss attributable to common stockholders	$(33,468)	$(30,471)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	26,014	25,463
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—
Weighted average common shares outstanding - diluted	26,014	25,463

Earnings (loss) per weighted average common share:
Basic	$(1.29)	$(1.20)
Diluted	$(1.29)	$(1.20)

(1)
For the three months ended March 31, 2026 and 2025, excludes approximately 6,499,000 shares and 5,592,765 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

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

The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$77,216	$10,193	$87,409	$82,528	$10,233	$92,761
Property operating expenses	16,918	2,282	19,200	19,636	2,117	21,753
Real estate taxes and insurance	15,021	2,131	17,152	15,170	2,029	17,199
Property management fees	1,916	578	2,494	—	610	610
Advisory fees	4,219	761	4,980	4,201	783	4,984
General and administrative expenses	12,727	919	13,646	15,962	5,088	21,050
Depreciation and amortization	24,160	5,222	29,382	24,477	5,528	30,005
Interest expense	34,663	6,892	41,555	28,605	6,737	35,342
Other segment expense/(income) (1)	1,010	1,351	2,361	362	608	970
Segment net loss	$(33,418)	$(9,943)	$(43,361)	$(25,885)	$(13,267)	$(39,152)

(1)
Other segment expense/(income) includes loss on extinguishment of debt, gain (loss) on sales and impairment of real estate, net, investment income, reversal of (provision for) loan losses, loss on forfeited deposits and internalization costs.

The following table presents measures of each segment’s assets for the reportable segments (in thousands):

	As of March 31, 2026			As of December 31, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,538,524	$539,325	$3,077,849	$2,589,656	$561,086	$3,150,742

14. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Dispositions

Subsequent to March 31, 2026, the Company disposed of 142 homes in the VineBrook Portfolio for net proceeds of approximately $22.0 million.

Acquisitions

Subsequent to March 31, 2026, the Company acquired 39 homes in the VineBrook Portfolio for a total purchase price of $11.2 million.

Common Dividend

On May 7, 2026, the Company approved a Common Stock dividend of $0.5301 per share for stockholders of record as of May 7, 2026 that was paid on May 8, 2026.

NAV Determination

On May 7, 2026, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $54.24 as of March 31, 2026. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

Interest Rate Cap

Subsequent to March 31, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $118.9 million.

NREF Revolver

On May 7, 2026, the OP, as borrower, entered into a secured revolving credit agreement for an aggregate amount of up to $20.0 million with NexPoint Real Estate Finance Operating Partnership, L.P as lender (the “NREF Revolver”). The OP has made zero draws under the NREF Revolver. The NREF Revolver provides for a 2-year, interest-only loan at a 9.75% fixed interest rate. The proceeds of the NREF Revolver are intended to be used for general corporate purposes and the acquisition of homes in BTR communities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our Annual Report, filed with the SEC on March 11, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

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

The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 20,208 homes as of March 31, 2026 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio generally purchases homes to implement a value-add strategy where we acquire, renovate (when appropriate), lease, maintain and otherwise manage single family rental homes primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Through this strategy, we seek to improve rental rates and net operating income (“NOI”) at our homes. In addition to our value-add strategy, Company management has begun to underwrite acquisitions of, and the Company has begun to acquire, newer homes in BTR communities in higher growth submarkets within or complementary to our existing geographic footprint. The NexPoint Homes Portfolio is a reportable segment comprised of 1,983 homes as of March 31, 2026 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a reportable segment that generally purchases newer homes that require less rehabilitation compared to the historical VineBrook Portfolio. As of March 31, 2026, we, through our OP and its consolidated subsidiaries, owned and operated 22,191 single family rental homes located in 21 states. We are externally advised by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. Parties in interest have filed a motion to vacate the HMIT settlement, and the Bankruptcy Trust Lawsuit has been stayed pending a ruling on that motion.

In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for April 14, 2026 to July 14, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Our VineBrook Portfolio

Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of March 31, 2026 and 2025, the VineBrook Portfolio consisted of 20,208 and 20,601 homes, respectively, in 19 and 18 states, respectively. As of March 31, 2026 and 2025, the VineBrook Portfolio had an occupancy of 94.6% and 96.2%, respectively, and a weighted average monthly effective rent of $1,327 and $1,312, respectively, per occupied home. As of March 31, 2026 and 2025, the occupancy of stabilized homes in our VineBrook Portfolio was 95.3% and 95.7%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,350 and $1,327, respectively. As of March 31, 2026 and 2025, 27.6% and 24.2%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, were purchased with residents in place, were classified as held for sale or were in the process of being made ready for disposition. The table below provides summary information regarding our VineBrook Portfolio as of March 31, 2026.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Dayton	OH, KY	2,589	94.1%	$1,280	2,463	93.9%	$1,273
Cincinnati	OH	2,567	96.8%	1,419	2,189	96.8%	1,438
St. Louis	MO	1,512	94.0%	1,228	1,034	93.4%	1,242
Columbus	OH	1,463	96.3%	1,368	1,344	96.2%	1,370
Indianapolis	IN	1,319	92.6%	1,316	1,018	97.0%	1,392
Memphis	TN, MS	1,077	95.5%	1,132	767	94.5%	1,137
Kansas City	MO, KS	1,048	93.7%	1,352	800	96.6%	1,405
Birmingham	AL	946	96.1%	1,322	628	96.5%	1,347
Columbia	SC	850	97.1%	1,476	584	97.1%	1,501
Milwaukee	WI	707	96.9%	1,405	549	96.2%	1,437
Jackson	MS	691	96.1%	1,333	573	96.0%	1,343
Augusta	GA, SC	592	93.9%	1,246	429	93.9%	1,297
Pensacola	FL	377	91.8%	1,452	246	93.5%	1,430
Portales	SC	350	96.6%	1,185	163	97.5%	1,198
Greenville	NM	318	96.5%	1,402	233	96.6%	1,464
Pittsburgh	PA	279	97.8%	1,215	231	97.8%	1,244
Montgomery	AL	258	90.3%	1,216	218	89.0%	1,207
Huntsville	AL	253	92.5%	1,357	192	94.3%	1,391
Raeford	NC	250	94.8%	1,270	173	94.8%	1,289
Little Rock	NE, IA	226	97.8%	1,108	212	97.6%	1,113
Omaha	AR	221	96.8%	1,370	207	96.6%	1,376
Triad	GA	210	90.5%	1,373	171	91.2%	1,400
Nashville	NC	105	90.5%	1,734	2	100.0%	1,899
Phoenix	AZ	102	64.7%	1,671	79	83.5%	2,157
Myrtle Beach	SC	97	76.3%	1,735	93	79.6%	1,810
Raleigh	NC	82	40.2%	1,003	—	n/a	n/a
Atlanta	TN	60	100.0%	1,658	23	100.0%	1,757
Sub-Total/Average		18,549	94.6%	$1,327	14,621	95.3%	$1,350
Held for Sale		1,157	n/a	n/a	n/a	n/a	n/a
Make-Ready Dispositions		502	n/a	n/a	n/a	n/a	n/a
Total/Average		20,208	94.6%	$1,327	14,621	95.3%	$1,350

As of December 31, 2025, the VineBrook Portfolio consisted of 20,355 homes in 19 states with an occupancy of 94.5% and a weighted average monthly effective rent of $1,307 per occupied home. As of December 31, 2025, the occupancy of stabilized homes in our VineBrook Portfolio was 94.9% and the weighted average monthly effective rent of occupied stabilized homes was $1,325. As of December 31, 2025, 23.5% of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, were purchased with residents in place or were classified as held for sale. The table below provides summary information regarding our VineBrook Portfolio as of December 31, 2025:

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

NexPoint Homes Portfolio

NexPoint Homes is an owner and operator of single-family rental homes. As of March 31, 2026 and 2025, the NexPoint Homes Portfolio consisted of 1,983 and 2,151 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of March 31, 2026 and 2025, the NexPoint Homes Portfolio had an occupancy of approximately 94.7% and 95.4%, respectively, and a weighted average monthly effective rent of $1,766 and $1,742, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of March 31, 2026 and 2025, the number of stabilized homes in the NexPoint Homes Portfolio was 1,828 and 2,052, respectively, the occupancy of stabilized homes was 94.7% and 95.4%, respectively, and the weighted average monthly effective rent of stabilized occupied homes was $1,766 and $1,742, respectively. As of March 31, 2026 and 2025, 7.8% and 4.6% of homes in our NexPoint Homes Portfolio were excluded from being stabilized, respectively, because the homes were classified as held for sale.

The table below provides summary information regarding the NexPoint Homes Portfolio as of March 31, 2026:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	311	93.9%	$1,727	311	93.9%	$1,727
Fayetteville	AR	299	98.0%	1,723	299	98.0%	1,723
Little Rock	AR	210	96.7%	1,499	210	96.7%	1,499
Atlanta	GA	197	94.4%	2,061	197	94.4%	2,061
San Antonio	TX	173	93.6%	1,685	173	93.6%	1,685
Tulsa	OK	133	97.7%	1,694	133	97.7%	1,694
Birmingham	AL	114	95.6%	1,630	114	95.6%	1,630
Kansas City	MO, KS	75	82.7%	2,022	75	82.7%	2,022
Huntsville	AL	60	90.0%	1,831	60	90.0%	1,831
Other (1)	AL,FL,KS,TX	256	66.8%	1,868	256	66.8%	1,868
Sub-Total/Average		1,828	94.7%	$1,766	1,828	94.7%	$1,766
Held for Sale		155	n/a	n/a	n/a	n/a	n/a
Total/Average		1,983	94.7%	$1,766	1,828	94.7%	$1,766

(1)
Contains markets that have less than 50 homes which include Dallas/Fort Worth, Mobile, Memphis, Triad, Jacksonville, Orlando, Tampa, Wichita, Austin and Houston.

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

General and administrative expenses. General and administrative expenses include, but are not limited to, equity-based compensation expense, legal fees, corporate payroll and personnel costs, tax preparation fees, corporate taxes, Board fees, costs of marketing, professional fees, audit fees, general office supplies, centralized technology support and other expenses associated with our corporate and administrative functions. After the Externalization, shared-services fees are also included in general and administrative expenses, and corporate payroll and personnel costs were substantially reduced.

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

Reversal of loan losses. Reversal of loan losses relate to the change in our allowance for loan losses and includes the reduction of the loan from the SFR OP to HomeSource Operations, LLC (the "NexPoint Homes Manager") (the "HomeSource Note") and its associated interest receivable. See Note 10 to our consolidated financial statements for additional information.

Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements in the NexPoint Homes Portfolio.

Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025

The three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table sets forth a summary of our consolidated operating results for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Total revenues	$87,409	$92,761	$(5,352)
Total expenses	128,409	130,943	(2,534)
Loss on extinguishment of debt	(513)	(158)	(355)
Loss on sales and impairment of real estate, net	(2,493)	(464)	(2,029)
Investment income	647	555	92
Reversal of loan losses	—	500	(500)
Loss on forfeited deposits	(2)	(1,403)	1,401
Net loss	(43,361)	(39,152)	(4,209)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,199	(1)
Net income attributable to Series B Preferred stock	1,513	1,513	—
Net loss attributable to redeemable noncontrolling interests in the OP	(9,286)	(5,875)	(3,411)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(3,800)	(5,703)	1,903
Net loss attributable to noncontrolling interests in consolidated VIEs	(518)	(815)	297
Net loss attributable to stockholders	$(33,468)	$(30,471)	$(2,997)

Net loss increased from 2025 to 2026 due in large part to a decrease in net operating income from homes as over 1,000 homes were either sold or vacated pending sale, impairment of those homes taken out of service and held for sale, and an increase in loss on extinguishment of debt. In addition, the 2025 period benefitted from a $500,000 reversal of a prior loan loss not present in the 2026 period. These line items contributing to a higher net loss were mitigated by a significant decrease in loss on forfeited deposits, higher investment income and lower general and administrative expense.

Revenues

Rental income. Rental income was $79.0 million for the three months ended March 31, 2026 compared to $90.4 million for the three months ended March 31, 2025, which was a decrease of $11.4 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio together with a larger number of homes being vacated and listed for sale, partially offset by a 4.5% blended increase in average rental rate in the first quarter of 2026 compared to the same period in 2025.

Other income. Other income was $8.5 million for the three months ended March 31, 2026 compared to $2.4 million for the three months ended March 31, 2025, which was an increase of $6.1 million. The increase between the periods was primarily due to incremental tenant utility billings as part of the Company’s adoption of Conservice, a third party utility billing and management company.

Expenses

Property operating expenses. Property operating expenses were $19.2 million for the three months ended March 31, 2026 compared to $21.8 million for the three months ended March 31, 2025, which was a decrease of $2.6 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, a decrease in property operations payroll resulting from the Externalization, and a decrease in turn costs, partially offset by increases in utilities expense and repairs and maintenance costs associated with stabilized homes.

Real estate taxes and insurance. Real estate taxes and insurance were $17.2 million for the three months ended March 31, 2026 compared to $17.2 million for the three months ended March 31, 2025, with no change quarter over quarter. The lack of change between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, offset by increases in real estate tax assessments as a result of increases in property valuations.

Property management fees. Property management fees were $2.5 million for the three months ended March 31, 2026 compared to $0.6 million for the three months ended March 31, 2025, which was an increase of $1.9 million. The increase between the periods was primarily due to the Externalization.

Advisory fees. Advisory fees were $5.0 million for the three months ended March 31, 2026 compared to $5.0 million for the three months ended March 31, 2025, with no change quarter over quarter. The lack of change between the periods was primarily due to decrease in fee earning assets under management for the VineBrook Portfolio and NexPoint Homes Portfolio, offset by acquisitions within the VineBrook Portfolio.

General and administrative expenses. General and administrative expenses were $13.6 million for the three months ended March 31, 2026 compared to $21.1 million for the three months ended March 31, 2025, which was a decrease of $7.5 million. The decrease between the periods was primarily due to decreases in employee payroll and equity-based compensation costs related to the acceleration of RSU and PIU vestings due to the termination of certain executive employment arrangements in connection with the Externalization in 2025, partially offset by an increase in legal fees and shared service fees following the Externalization.

Depreciation and amortization. Depreciation and amortization costs were $29.4 million for the three months ended March 31, 2026 compared to $30.0 million for the three months ended March 31, 2025, which was a decrease of $0.6 million. The decrease between the periods was primarily due to the disposition of homes and an increase in the movement of homes being classified as held for sale, partially offset by acquisition of homes within the VineBrook Portfolio.

Interest expense. Interest expense was $41.6 million for the three months ended March 31, 2026 compared to $35.3 million for the three months ended March 31, 2025, which was an increase of $6.3 million. The increase between the periods was primarily due to an increase in non-cash discount and deferred financing cost amortization and a decrease in interest rate derivative proceeds due to the expiration and termination of interest rate swaps and caps, partially offset by decreases in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Interest on debt	$34,086	$33,484	$602
Amortization of deferred financing costs	3,342	2,391	951
Amortization of debt discounts	5,232	4,494	738
Interest rate swaps and caps	(985)	(4,886)	3,901
Capitalized interest	(120)	(141)	21
Total	$41,555	$35,342	$6,213

Loss on extinguishment of debt. Loss on extinguishment of debt was $0.5 million for the three months ended March 31, 2026 compared to $0.2 million for the three months ended March 31, 2025, which was an increase of $0.3 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the quarter ended March 31, 2026.

Loss on sales and impairment of real estate, net. Loss on sales and impairment of real estate was $2.5 million for the three months ended March 31, 2026 compared to $0.5 million for the three months ended March 31, 2025, which was an increase of $2.0 million. The increase between the periods was primarily due to an increase in impairment charges recognized on homes classified as held for sale within the VineBrook Portfolio and the NexPoint Homes Portfolio and an increase in the number of homes sold for a loss within the NexPoint Homes Portfolio. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance. The $2.5 million of loss on sales and impairment of real estate, net for the three months ended March 31, 2026 was comprised of total impairment of real estate assets of $13.4 million, partially offset by gain on sales of real estate of $10.9 million.

Investment income. Investment income was $0.6 million for the three months ended March 31, 2026 compared to $0.6 million for the three months ended March 31, 2025, with no change quarter over quarter. The lack of change between the periods was primarily due to a decrease in interest income from money market accounts, offset by the increase in interest income from preferred equity investments.

Reversal of loan losses. Reversal of loan losses was zero for the three months ended March 31, 2026 compared to $0.5 million for the three months ended March 31, 2025, which was a decrease of $0.5 million. The decrease between the periods was due to the reversal of loan losses from extra cash received from NexPoint Homes Manager after notifying the SFR OP that the NexPoint Homes Manager would cease business operations, which resulted in the provision that effectively reduced the HomeSource Note and its associated interest receivable in 2025.

Loss on forfeited deposits. Loss on forfeited deposits was two thousand dollars for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025, which was a decrease of $1.4 million. The decrease between the periods was primarily due to writing off earnest money deposits within the NexPoint Homes Portfolio during 2025.

Non-GAAP Measurements

Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses (5) general and administrative expenses, (6) investment income, (7) reversal of (provision for) loan losses, (8) loss on forfeited deposits and (9) other gains and losses that are specific to us, including loss on extinguishment of debt. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three months ended March 31, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(43,361)	$(39,152)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,980	4,984
General and administrative expenses	13,646	21,050
Depreciation and amortization	29,382	30,005
Interest expense	41,555	35,342
Loss on extinguishment of debt	513	158
Loss on sales and impairment of real estate, net	2,493	464
Investment income	(647)	(555)
Reversal of loan losses	—	(500)
Loss on forfeited deposits	2	1,403
NOI	$48,563	$53,199

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three months ended March 31, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss	$(33,418)	$(9,943)	$(43,361)	$(25,885)	$(13,267)	$(39,152)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,219	761	4,980	4,201	783	4,984
General and administrative expenses	12,727	919	13,646	15,962	5,088	21,050
Depreciation and amortization	24,160	5,222	29,382	24,477	5,528	30,005
Interest expense	34,663	6,892	41,555	28,605	6,737	35,342
Loss on extinguishment of debt	470	43	513	158	—	158
(Gain)/loss on sales and impairment of real estate, net	1,184	1,309	2,493	759	(295)	464
Investment income	(646)	(1)	(647)	(555)	—	(555)
Reversal of loan losses	—	—	—	—	(500)	(500)
Loss on forfeited deposits	2	—	2	—	1,403	1,403
NOI	$43,361	$5,202	$48,563	$47,722	$5,477	$53,199

Net Operating Income for Our 2025-2026 Same Home and Non-Same Home Properties for the Three Months Ended March 31, 2026 and 2025

There are 15,608 homes in our 2025-2026 same home pool (our “2025-2026 Same Home” properties). To be included as a “2025-2026 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2025-2026 Same Home properties for the period ended March 31, 2026 and March 31, 2025 were stabilized by October 1, 2024 and held through March 31, 2026. 2025-2026 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2025-2026 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our VineBrook Portfolio” for a discussion of the definition of stabilized. We view 2025-2026 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2026 and 2025 for our 2025-2026 Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Same Home
Rental income (1)	$58,955	$59,315	$(360)	-0.6%
Other income (1)	1,201	558	643	N/M
Same Home revenues	60,156	59,873	283	0.5%
Non-Same Home
Rental income (1)	13,710	30,892	(17,182)	(55.6)%
Other income (1)	7,133	1,627	5,506	N/M
Non-Same Home revenues	20,843	32,519	(11,675)	-35.9%
Total revenues	80,999	92,392	(11,392)	-12.3%

Operating expenses
Same Home
Property operating expenses (1)	8,791	10,545	(1,754)	-16.6%
Real estate taxes and insurance	11,425	11,405	20	0.2%
Property management fees (2)	1,523	—	1,523	N/M
Same Home operating expenses	21,739	21,950	(211)	(1.0)%
Non-Same Home
Property operating expenses (1)	3,999	10,839	(6,839)	-63.1%
Real estate taxes and insurance	5,727	5,794	(67)	(1.2)%
Property management fees (2)	971	610	361	59.2%
Non-Same Home operating expenses	10,697	17,243	(6,545)	-38.0%
Total operating expenses	32,436	39,193	(6,756)	-17.2%

NOI
Same Home	38,417	37,923	494	1.3%
Non-Same Home	10,146	15,276	(5,130)	(33.6)%
Total NOI	$48,563	$53,199	$(4,636)	-8.7%

(1)
Presented net of resident chargebacks.
(2)
Property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2025-2026 Same Home Results of Operations for the Three Months Ended March 31, 2026 and 2025

As of March 31, 2026, our 2025-2026 Same Home properties were approximately 95.4% occupied with a weighted average monthly effective rent per occupied home of $1,340. As of March 31, 2025, our 2025-2026 Same Home properties were approximately 96.1% occupied with a weighted average monthly effective rent per occupied home of $1,335. For our

2025-2026 Same Home properties, we recorded the following operating results for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

Revenues

Rental income. Rental income was $59.0 million for the three months ended March 31, 2026 compared to $59.3 million for the three months ended March 31, 2025, which was a decrease of approximately $0.3 million, or 0.6%. The decrease is related to a 0.7% decrease in occupancy, partially offset by a 0.4% increase in the weighted average monthly effective rent per occupied home.

Other income. Other income was approximately $1.2 million for the three months ended March 31, 2026 compared to approximately $0.6 million for the three months ended March 31, 2025, which was an increase of approximately $0.6 million, or 100%. This increase was primarily due to the increase in overall fees charged to single family properties of $0.6 million.

Expenses

Property operating expenses. Property operating expenses were $8.8 million for the three months ended March 31, 2026 compared to $10.5 million for the three months ended March 31, 2025, which was a decrease of approximately $1.8 million, or 16.6%. The decrease is primarily related to a decrease in turnover costs of $2.9 million and a decrease of property management payroll of $3.6 million, partially offset by increases in repair and maintenance expense of $3.9 million and leasing expense of $0.9 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $11.4 million for the three months ended March 31, 2026 compared to $11.4 million for the three months ended March 31, 2025, with no change quarter over quarter. An increase in real estate taxes of $0.2 million, was offset by a decrease in property insurance costs of $0.2 million.

Property management fees. Property management fees were $1.5 million for the three months ended March 31, 2026 compared to zero for the three months ended March 31, 2025, which was an increase of approximately $1.5 million, or 100.0%. The increase is due to the Externalization.

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Same Home revenues	$60,156	$59,873
Non-Same Home revenues	20,843	32,519
Chargebacks	6,410	369
Total revenues	$87,409	$92,761

Same Home operating expenses	21,739	21,950
Non-Same Home operating expenses	10,697	17,243
Chargebacks	6,410	369
Total operating expenses	$38,846	$39,562

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended March 31,		Three Months Ended March 31, 2026 to 2025
	2026	2025	$ Change	% Change
Net loss attributable to stockholders	$(33,468)	$(30,471)	$(2,997)	9.8%
Net loss attributable to NCI in the OP	(9,286)	(5,875)	(3,411)	58.1%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(3,800)	(5,703)	1,903	-33.4%
Net loss attributable to noncontrolling interest in consolidated VIEs	(518)	(815)	297	-36.4%
Depreciation and amortization	29,382	30,005	(623)	-2.1%
Loss on sales and impairment of real estate, net	2,493	464	2,029	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(15,197)	(12,395)	(2,802)	22.6%

FFO per share - basic	$(0.47)	$(0.41)	$(0.06)	14.6%
FFO per share - diluted	$(0.47)	$(0.41)	$(0.06)	14.6%

Loss on forfeited deposits	2	1,403	(1,401)	100.0%
Loss on extinguishment of debt	513	158	355	N/M
Non-cash interest expense	8,609	9,037	(428)	-4.7%
Reversal of (provision for) loan losses	—	(500)	500	-100.0%
Transaction and other costs	810	4,657	(3,847)	-82.6%
Equity-based compensation expense	3,372	4,962	(1,590)	-32.0%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(1,891)	7,322	(9,213)	N/M

Core FFO per share - basic	$(0.06)	$0.24	$(0.30)	N/M
Core FFO per share - diluted	$(0.06)	$0.24	$(0.30)	N/M

Recurring capital expenditures	(8,847)	(4,851)	(3,996)	82.4%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(10,738)	2,471	(13,209)	N/M

AFFO per share - basic	$(0.33)	$0.08	$(0.41)	N/M
AFFO per share - diluted	$(0.33)	$0.08	$(0.41)	N/M

Weighted average shares outstanding - basic	32,193	30,220
Weighted average shares outstanding - diluted (1)	32,513	31,056

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to stockholders per share/unit - diluted	$(1.29)	$(1.20)
Net loss attributable to stockholders Coverage - diluted (2)	-2.43x	-2.26x
FFO Coverage - diluted (3)	-0.89x	-0.77x
Core FFO Coverage - diluted (3)	-0.11x	0.45x
AFFO Coverage - diluted (3)	-0.62x	0.15x

(1)
For the three months ended March 31, 2026 and 2025, includes approximately 528,051 shares and 774,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares of the Company and PI Units not contingent upon an IPO, change in control or listing of the Company's Common Stock on a national securities exchange.
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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the three months ended March 31, 2026 and 2025. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss attributable to stockholders	$(28,407)	$(5,061)	$(33,468)	$(24,282)	$(6,189)	$(30,471)
Net loss attributable to redeemable NCI in the OP	(8,722)	(564)	(9,286)	(5,315)	(560)	(5,875)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(3,800)	(3,800)	—	(5,703)	(5,703)
Net loss attributable to NCI in consolidated VIEs	—	(518)	(518)	—	(815)	(815)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,198	—	2,198	2,199	—	2,199
Net income attributable to Redeemable Series B Preferred stock	1,513	—	1,513	1,513	—	1,513
Net Loss	$(33,418)	$(9,943)	$(43,361)	$(25,885)	$(13,267)	$(39,152)

The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the three months ended March 31, 2026 and 2025, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended March 31,		Three Months Ended March 31, 2026 to 2025
	2026	2025	$ Change	% Change
Net loss attributable to stockholders	$(28,407)	$(24,282)	$(4,125)	17.0%
Net loss attributable to NCI in the OP	(8,722)	(5,315)	(3,407)	64.1%
Depreciation and amortization	24,160	24,477	(317)	-1.3%
Loss on sales and impairment of real estate, net	1,184	759	425	56.0%
VineBrook FFO attributable to stockholders and NCI in the OP	(11,785)	(4,361)	(7,424)	N/M

VineBrook FFO per share - basic	$(0.37)	$(0.14)	$(0.23)	N/M
VineBrook FFO per share - diluted	$(0.37)	$(0.14)	$(0.23)	N/M

Loss on forfeited deposits	2	—	2	100.0%
Investment income (1)	1,041	1,346	(305)	-22.7%
Loss on extinguishment of debt	470	158	312	N/M
Non-cash interest expense	8,450	8,953	(503)	-5.6%
Transaction and other costs	710	528	182	34.5%
Equity-based compensation expense	3,263	4,833	(1,570)	-32.5%
VineBrook Core FFO attributable to stockholders and NCI in the OP	2,151	11,457	(9,306)	-81.2%

VineBrook Core FFO per share - basic	$0.07	$0.38	$(0.31)	-81.6%
VineBrook Core FFO per share - diluted	$0.07	$0.37	$(0.30)	-81.1%

Recurring capital expenditures	(8,847)	(4,851)	(3,996)	82.4%
VineBrook AFFO attributable to stockholders and NCI in the OP	(6,696)	6,606	(13,302)	N/M

VineBrook AFFO per share - basic	$(0.21)	$0.22	$(0.43)	N/M
VineBrook AFFO per share - diluted	$(0.21)	$0.21	$(0.42)	N/M

Weighted average shares outstanding - basic	32,193	30,220
Weighted average shares outstanding - diluted (2)	32,513	31,056

Dividends declared per share	$0.5301	$0.5301

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.29)	$(1.20)
Net loss attributable to stockholders Coverage - diluted (4)	-2.43x	-2.26x
VineBrook FFO Coverage - diluted (5)	-0.70x	-0.26x
VineBrook Core FFO Coverage - diluted (5)	0.13x	0.70x
VineBrook AFFO Coverage - diluted (5)	-0.39x	0.40x

(1)
Investment income in the table above includes approximately $0.1 million and $0.3 million of interest income from the SFR OP Convertible Notes and promissory notes with NexPoint Homes and the SFR OP and approximately $1.0 million and $0.9 million of dividend income from the investment in NexPoint Homes for the three months ended March 31, 2026 and 2025, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)
For the three months ended March 31, 2026 and 2025, includes approximately 528,051 shares and 774,000 shares respectively, related to the assumed vesting of RSUs, performance shares and PI Units not contingent upon an IPO, change in control, or listing of the Company's Common Stock on a national securities exchange.
(3)
For the three months ended March 31, 2026 and 2025, the net loss attributable to stockholders per share/unit (diluted) includes $(0.19) per common share and $(0.24) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)
Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.
(5)
Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2026 as compared to the three months ended March 31, 2025

VineBrook FFO was negative $11.8 million for the three months ended March 31, 2026 compared to negative $4.4 million for the three months ended March 31, 2025, which was a decrease of approximately $7.4 million. The change in VineBrook FFO between the periods primarily relates to the decrease in rental income of $10.9 million and increases in the VineBrook Portfolio’s property management fees of $1.9 million and VineBrook Portfolio’s interest expenses of $6.1 million, partially offset by an increase in the VineBrook Portfolio's other income of $5.3 million and decreases in the VineBrook Portfolio’s property operating expenses of $2.7 million, VineBrook Portfolio’s general and administrative expenses of $3.2 million and VineBrook Portfolio’s depreciation and amortization expense of $0.3 million.

VineBrook Core FFO was $2.2 million for the three months ended March 31, 2026 compared to $11.5 million for the three months ended March 31, 2025, which was a decrease of approximately $9.3 million. The change in VineBrook Core FFO between the periods primarily relates to decreases in VineBrook FFO of $7.4 million, VineBrook Portfolio's investment income of $0.3 million, VineBrook Portfolio's non-cash interest expense of $0.5 million and VineBrook Portfolio’s equity based compensation expense of $1.6 million, partially offset by increases in VineBrook Portfolio's loss on extinguishment of debt of $0.3 million and VineBrook Portfolio's transaction and other costs of $0.2 million, which are all added back to arrive at VineBrook Core FFO.

VineBrook AFFO was negative $6.7 million for the three months ended March 31, 2026 compared to $6.6 million for the three months ended March 31, 2025, which was a decrease of approximately $13.3 million. The change in VineBrook AFFO between the periods primarily relates to a decrease to VineBrook Core FFO and a decrease in the VineBrook Portfolio’s recurring capital expenditures of $4.0 million.

The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 21.2% in VineBrook interest expense (or 15.7% on a per share basis). The weighted average interest rate of debt decreased from 5.3214% as of March 31, 2025 to 5.0866% as of March 31, 2026 for the VineBrook Portfolio, which has partially offset the decrease in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into two interest rate derivative agreements with an aggregate notional amount of approximately $547.9 million in order to partially offset the impact of interest rates.

Net Asset Value

The purchase price at which Common Stock may be repurchased in accordance with the terms of the Amended Share Repurchase Plan is generally based on the most recent NAV per share in effect at the time of repurchase, and Common Stock or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.

Effective for valuations beginning on September 30, 2025, the Company implemented the Valuation Methodology approved by the Board. Under the Valuation Methodology, the Adviser calculates a preliminary NAV range by applying capitalization rates (“cap rates”)—low, mid, and high—provided by Green Street for each Metropolitan Statistical Area in which the VineBrook Portfolio owns properties. The Adviser will apply these cap rates to each property’s projected net operating income over the next twelve months, adjusted for property dispositions and acquisitions, unless the property is a new acquisition (generally acquired within twelve months of the valuation date), in which case a discounted cash flow model will be applied. Then the Adviser will layer in other assets and liabilities and make any other adjustments deemed necessary to arrive at a preliminary NAV range that it will recommend to the Pricing Committee. Based on this recommendation, the Pricing Committee will then determine NAV based on the midpoint of the range.

Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The following table presents our historical NAV as determined by the Pricing Committee since December 31, 2024:

Date	NAV per share
March 31, 2026	$54.24
December 31, 2025	54.88
September 30, 2025	54.84
June 30, 2025	54.25
March 31, 2025	54.56
December 31, 2024	54.54

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

Subsequent to March 31, 2026, the Company paid off $24.6 million of the debt obligations coming due. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $265.9 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) refinance the NexPoint Homes MetLife Note 1 and (iii) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. Subsequent to March 31, 2026, the Company sold 75 homes and 12 homes, respectively, for net proceeds of approximately $11.8 million and $3.1 million in the VineBrook Portfolio and the NexPoint Homes Portfolio, respectively. The Company intends to sell approximately 3,500 homes over the next twelve months to generate net proceeds of approximately $503.1 million in the VineBrook Portfolio. Additionally, the Company intends to sell approximately 700 homes over the next twelve months to generate proceeds of approximately $181.5 million in the NexPoint Homes Portfolio. The sale of homes from the Portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 obligation primarily using debt or equity financing before it comes due. Given the Company's historical ability to refinance debt, as well as the robust debt market, the Company expects to be able to refinance debt as necessary to meet its debt obligations going forward. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash Flows

The three months ended March 31, 2026 and 2025

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(9,915)	$(2,390)
Net cash provided by (used in) investing activities	(4,264)	36,504
Net cash used in financing activities	(42,545)	(33,071)
Change in cash and restricted cash	(56,724)	1,043
Cash and restricted cash, beginning of year	145,185	84,632
Cash and restricted cash, end of year	88,461	85,675

The three months ended March 31, 2026 as compared to the three months ended March 31, 2025

Cash flows from operating activities. During the three months ended March 31, 2026, net cash used in operating activities was $9.9 million compared to net cash provided by operating activities of $2.4 million for the three months ended March 31, 2025. The change in cash flows from operating activities was primarily due to increases in accrued interest payable of $2.0 million, real estate taxes payable of $0.3 million and accounts payable and other accrued liabilities of $6.5 million and decreases in prepaids and other assets of $1.7 million and accounts receivable of less than $0.1 million.

Cash flows from investing activities. During the three months ended March 31, 2026, net cash used in investing activities was $4.3 million compared to net cash provided by investing activities of $36.5 million for the three months ended March 31, 2025. The change in cash flows from investing activities was primarily due to an increase in acquisitions of real estate investments and an increase in additions to real estate investments, partially offset by an increase in disposition activity and net proceeds from sales of real estate.

Cash flows from financing activities. During the three months ended March 31, 2026, net cash used in financing activities was $42.5 million compared to net cash used in financing activities of $33.1 million for the three months ended March 31, 2025. The change in cash flows from financing activities was mainly due to an increase in notes payable principal payments, partially offset by increases in notes payable proceeds received and credit facilities proceeds received and a decrease in credit facilities principal payments.

Debt, Derivatives and Hedging Activity

Debt

As of March 31, 2026, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.2 billion at a weighted average interest rate of 5.0866% and an adjusted weighted average interest rate of 4.7462%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.4019%, representing a weighted average fixed rate for SOFR, for one-month term SOFR, daily SOFR and daily SOFR plus 0.1145%, on our $547.9 million notional amount of interest rate cap agreements, which effectively fixes the interest rate on $547.9 million of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of March 31, 2026 (dollars in thousands):

	Type	Outstanding Principal as of March 31, 2026	Interest Rate (1)	Maturity
JPM Acquisition Facility	Floating	95,410	6.01%	7/9/2027
JPM Term Loan	Floating	466,255	5.56%	9/10/2027
Barings Term Loan	Fixed	318,644	5.44%	10/17/2030
ABS I Loan	Fixed	354,752	4.92%	12/8/2028
ABS II Loan	Fixed	396,180	4.65%	3/9/2029
MetLife Term Loan I	Fixed	299,771	4.50%	8/22/2029
MetLife Term Loan II	Fixed	242,963	4.75%	11/4/2029
OSL Loan III	Fixed	15,000	9.25%	2/25/2028
TrueLane Mortgage	Fixed	7,350	5.35%	2/1/2028
Crestcore II Note	Fixed	2,342	5.12%	7/9/2029
Crestcore IV Note	Fixed	2,045	5.12%	7/9/2029
Total Outstanding Principal		$2,200,712

(1)
Represents the interest rate as of March 31, 2026. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of March 31, 2026 was 3.6522%, daily SOFR as of March 31, 2026 was 3.6800% and one-month term SOFR as of March 31, 2026 was 3.6648%.

In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $503.9 million of debt outstanding at March 31, 2026 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.

JPM Acquisition Facility

On June 25, 2025, VB Twelve entered into the JPM Acquisition Facility with JPM, as lender, providing for an uncommitted facility for up to $500.0 million, with proceeds to be used for the acquisition of homes in BTR communities. The JPM Acquisition Facility bears interest at the greater of (i) one-month term SOFR or (ii) 3.00% plus 2.35% per annum. The JPM Acquisition Facility is interest-only and matures on July 9, 2027 with a one-year extension option subject to meeting certain criteria, payment of an extension fee and increases in the interest rate spread.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $95.4 million and $82.6 million, respectively. As of March 31, 2026 and December 31, 2025, there was $404.6 million and $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility, respectively. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the JPM Term Loan was $466.3 million and $474.9 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Barings Term Loan

On October 17, 2025, the OP, via its indirect subsidiaries, as borrowers, and the Company, as parent guarantor, entered into the Barings Term Loan, providing for a $325.0 million loan with Massachusetts Mutual Life Insurance Company, MassMutual Ascend Life Insurance Company and Martello Re Limited, as lenders, which has been fully funded at an original issue discount of 3.0% of the Barings Term Loan. The Barings Term Loan is interest-only and matures on October 17, 2030. The loan bears interest at 5.44% per annum, payable monthly. The Company used the proceeds from the Barings Term Loan to fully repay the outstanding balances of the MetLife Note and the JPM Facility.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Barings Term Loan was $318.6 million and $323.0 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Asset Backed Securitization I

On December 6, 2023, the OP completed the ABS I transaction, in connection with which the ABS I Borrower entered into the ABS I Loan Agreement with the ABS I Lender, providing for the ABS I Loan, a 5-year, fixed-rate, interest-only loan with a total principal balance of $392.2 million.

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

The Depositor sold the Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP completed a securitization transaction, VINE 2023-SFR1, providing for a 5-year, fixed-rate, interest-only loan of Class F Certificates with a total principal amount of $39.1 million. The Company evaluated the purchased Class F Certificates as a variable interest in the trust and concluded that the Class F Certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $39.1 million of purchased Class F Certificates are reflected as asset-backed securitization certificates in the Company’s consolidated balance sheets. The Depositor used the proceeds from the sale of the Certificates to purchase the ABS I Loan from the ABS I Lender, as described above. The Regular Certificates were sold to investors at a discount and the OP retained the Class F Certificate (as described above), with the result that the proceeds, before closing costs, from the ABS I Loan to the ABS I Borrower were approximately $314.0 million. The net proceeds of $300.6 million were used to partially pay down the Warehouse Facility.

The ABS I Loan is collateralized by 2,575 single-family rental homes, and as of March 31, 2026, approximately 12.74% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the ABS I Loan was $354.8 million and $366.9 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Asset Backed Securitization II

On February 29, 2024, the OP, via the ABS II Borrower, completed the ABS II transaction and entered into the ABS II Loan Agreement.

Concurrent with the execution of the ABS II Loan Agreement, the lender sold the ABS II Loan to the Depositor, an indirect subsidiary of the OP, which, in turn, transferred the loan to a trust in exchange for (i) $176.9 million principal amount of ABS II Class A Certificates, (ii) $38.6 million principal amount of the ABS II Class B Certificates, (iii) $30.6 million principal amount of ABS II Class C Certificates, (iv) $42.9 million principal amount of ABS II Class D Certificates, (v) $63.5 million principal amount of ABS II Class E1 Certificates, (vi) $11.2 million principal amount of ABS II Class E2 Certificates, and (vii) $39.9 million ABS II Class R Certificates. Initially, the OP retained $19.5 million notional amount of the ABS II Class A Certificates, $10.5 million of the ABS II Class B Certificates, and $2.0 million of the ABS II Class C Certificates. On July 11, 2024, the OP sold $10.5 million of the ABS II Class B Certificates. On July 24, 2024, the OP sold $19.5 million of the ABS II Class A Certificates. On September 25, 2024, the OP sold $2.0 million of the ABS II Class C Certificates.

The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP purchased and retained the ABS II Class F component, totaling $39.9 million. Additionally, the OP purchased and retained a portion of the ABS II Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased ABS II Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the ABS II Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the remaining $39.9 million of the ABS II Certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. For the retained ABS II Class F certificate, the Company determined to classify the debt security as a held to maturity investment (see Note 6). The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.

The ABS II Loan is collateralized by 2,416 single-family rental homes, and as of March 31, 2026, approximately 11.96% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the ABS II Loan was $396.18 million and $397.1 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

MetLife Term Loan I

On August 22, 2024, VB Nine and VB Ten entered into the MetLife Term Loan I Facilities with MetLife and MetLife Tower, and the lenders party thereto from time to time, which provided a total commitment of $343.2 million. Borrowings under the MetLife Term Loan I Facilities are secured by an equity pledge by VB Nine Equity, LLC and VB Ten Equity, LLC of their equity interests in VB Nine and VB Ten, respectively, and the property and assets held by VB Nine and VB Ten, respectively, and bear interest at a fixed rate equal to 4.5%. The MetLife Term Loan I Facilities are full-term, interest-only facilities that mature on August 22, 2029. The Company used $282.0 million of the proceeds to pay down a portion of the outstanding amounts under the Warehouse Facility.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan I Facilities was $299.8 million and $308.9 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable, net, on the consolidated balance sheets.

MetLife Term Loan II

On November 4, 2024, VB Eleven, as borrower, entered into the $250.0 million MetLife Term Loan II Facility with MetLife and MetLife Tower, and the lenders party thereto from time to time. Borrowings under the MetLife Term Loan II Facility are secured by an equity pledge by VB Eleven Equity, LLC of its equity interests in VB Eleven and the property and assets held by VB Eleven, and bear interest at a fixed rate equal to 4.75%. The MetLife Term Loan II Facility is a full-term, interest-only facility that matures on November 4, 2029.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan II Facility was $243.0 million and $245.0 million, respectively. As of March 31, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of March 31, 2026, the outstanding principal balance of the OSL Loan III was $15.0 million. As of March 31, 2026, there was zero remaining availability to be drawn on the OSL Loan III. The OSL Loan III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

Interest Rate Derivative Agreements

In order to fix a portion of, and mitigate the risk associated with, our floating rate indebtedness, we, through the OP, previously entered into 12 interest rate swap transactions with KeyBank and Mizuho Capital Markets LLC with a combined notional amount of $1.1 billion, none of which remain outstanding as of March 31, 2026. For a description of the Company's interest rate swap activity during the year ended December 31, 2025, see Note 6 to the consolidated financial statements included in our Annual Report.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into the RBC Cap with a notional amount of $31.9 million. During the year ended December 31, 2025, the Company, through the OP, entered into subsequent modifications of the RBC Cap, wherein the notional amount was increased to $82.9 million as of December 31, 2025. On January 9, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $94.9 million. On March 30, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $97.9 million. On February 11, 2026, the Company, through the OP, paid a premium of approximately $6.8 million and entered into an interest rate cap transaction with JPMorgan Chase Bank, N.A. with a notional amount of $450.0 million (the “JPM Cap”). The interest rate caps effectively cap one-month term SOFR at 4.25% on $97.9 million and 2.00% on $450.0 million on floating rate debts. The interest rate caps expire on July 9, 2027 and March 1, 2027, respectively.

Investments in Subsidiaries

As of March 31, 2026, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 20,208 properties in the VineBrook Portfolio and 1,983 properties in the NexPoint Homes Portfolio, through 19 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of March 31, 2026, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralizes the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	34	$3,371	100%	Yes		2,211
NREA VB II, LLC	44	4,440	100%	Yes		2,862
NREA VB III, LLC	419	40,502	100%	Yes		27,251
NREA VB IV, LLC	123	12,510	100%	Yes		8,000
NREA VB V, LLC	1,083	71,775	100%	Yes		70,436
NREA VB VI, LLC	96	10,159	100%	Yes		6,244
NREA VB VII, LLC	21	2,008	100%	Yes		1,366
True FM2017-1, LLC	164	16,466	100%	Yes		7,350
VB One, LLC	5,248	713,729	100%	Yes		341,318
VB Two, LLC	1,511	152,917	100%	Yes		172,200
VB Three, LLC	1,285	193,724	100%	Yes		146,444
VB Five, LLC	107	12,957	100%	Yes		4,387
VB Eight, LLC	101	15,549	100%	Yes		6,569
VB Nine, LLC	1,197	175,517	100%	Yes		149,556
VB Ten, LLC	1,207	176,403	100%	Yes		150,215
VB Eleven, LLC	2,000	187,434	100%	Yes		242,963
VB Twelve, LLC	577	169,178	100%	Yes		95,410
VineBrook Homes Borrower 1, LLC	2,575	375,639	100%	Yes		354,752
VineBrook Homes Borrower 2, LLC	2,416	363,364	100%	Yes		396,180
NexPoint Homes	1,983	589,936	84%	No	(1)	398,152
	22,191	$3,287,578				$2,583,866	(2)

(1)
Assets held, directly or indirectly, by NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)
In addition to the debt allocated to the SPEs noted above, as of March 31, 2026, NexPoint Homes had approximately $105.8 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes and the $12.5 million promissory note by and between the SFR OP and NREF as of March 31, 2026.

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the three months ended March 31, 2026 and 2025. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2024.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2026. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the three months ended March 31, 2026 and 2025, $8.3 million and $1.0 million of impairments on operating properties were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).

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

As of March 31, 2026, we had total indebtedness of $2.7 billion which includes $561.7 million of outstanding variable-rate debt. As of March 31, 2026, we had effectively converted 97.5% of these borrowings to a fixed rate through interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate cap agreements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

	Common Stock DRIP
Month Ended	Shares Reinvested	DRIP Price (1)	Reinvestment Amount (2)
January 31, 2026	94,832	54.84	—

(1)
Common Stock DRIP shares are generally purchased at a discounted rate of 97% of the NAV in effect.
(2)
For shares of Common Stock issued under the DRIP, we do not receive any cash proceeds from the transaction as the shareholder receives shares in lieu of the cash dividend. Refer to Note 7 to the consolidated financial statements included in this Form 10-Q for further discussion.

No underwriting discount or commission is applicable to sales pursuant to the DRIP.

The Company issued the Common Stock noted above to accredited investors in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.

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

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	—	—	—
March 1 - March 31	—		—	71,569
Total	—	$—	—	$71,569

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 7, 2026, the OP, as borrower, entered into the NREF Revolver with NexPoint Real Estate Finance Operating Partnership, L.P., as administrative agent, sole lead arranger, sole bookrunner and lender (the “Lender”), the operating partnership of NexPoint Real Estate Finance, Inc., an entity that is managed by an affiliate of our Adviser and the NexPoint Homes Adviser.

The NREF Revolver bears interest at 9.75% per annum and is secured by properties that subsidiaries of the OP acquires with the proceeds of the loan. The NREF Revolver matures on May 7, 2028, subject to two one-year extension options at the election of the OP, subject to customary conditions, including the payment of an extension fee equal to 0.50% of the aggregate revolving commitment. The NREF Revolver includes an origination fee at a rate of 1.00% of each advance, funded from the loan proceeds. The OP may request, subject to the approval of the Lender, to increase the revolving commitment up to $30.0 million. Amounts owed under the NREF Revolver may be prepaid at any time without premium or penalty.

The NREF Revolver also contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum debt to capital ratio, a minimum net asset value and a minimum net operating income level. If an event of default occurs and is not cured after customary notice and cure periods, the Lender may require the immediate repayment of all outstanding borrowings and accrued and unpaid interest thereon.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1

Credit Agreement, dated February 26, 2026, by and among VineBrook Homes Operating Partnership, L.P., as borrower, VineBrook Homes Trust, Inc., as guarantor, The Ohio State Life Insurance Company as administrative agent, sole lead arranger and sole bookrunner and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 4, 2026)

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

VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		May 8, 2026
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		May 8, 2026
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)