Form 10-Q
period 2026-06-30
VINEBROOK HOMES TRUST, INC.
filed 2026-08-14
CIK 1755755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(Registrant's telephone number, including area code)

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

As of August 11, 2026, the registrant had 26,195,174.50 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended June 30, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, our intent to invest in newer homes in built-to-rent (“BTR”) communities in higher growth markets, our intent to sell approximately 3,750 homes over the next 12 months and other plans to satisfy upcoming debt obligations within the next 12 months including plans to use funds from operations and proceeds from home dispositions to pay off the SFR OP Convertible Notes (as defined below), our intent to refinance the NexPoint Homes MetLife Note 1 and NexPoint Homes MetLife Note 2 and to exercise the one-year extension option on the JPM Acquisition Facility (each as defined below) and the Company’s intent to redeem all outstanding Series B Preferred Stock (as defined below) on or prior to the fourth anniversary of the original issuance date contain forward-looking information and disclosures. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

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
•
recent and potential legislative or regulatory tax changes or other actions affecting REITs and other investors in single-family rental housing, including limitations on institutional ownership and acquisition of single-family rental homes and on the deductibility of certain items such as interest and depreciation for U.S. Federal income tax purposes;
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

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Operating real estate investments
Land	$473,445	$518,724
Buildings and improvements	2,449,367	2,696,799
Intangible lease assets	840	759
Total gross operating real estate investments	2,923,652	3,216,282
Accumulated depreciation and amortization	(457,791)	(463,531)
Total net operating real estate investments	2,465,861	2,752,751
Real estate held for sale, net	264,382	91,540
Total net real estate investments	2,730,243	2,844,291
Investments, at fair value	3,388	3,368
Cash	24,477	95,022
Restricted cash	69,853	50,163
Accounts and other receivables, net	11,772	11,728
Prepaid and other assets	52,362	36,264
Interest rate derivatives, at fair value	5,800	21
Intangible assets, net	9,749	10,399
Asset-backed securitization certificates	78,964	78,964
Goodwill	20,522	20,522
TOTAL ASSETS	$3,007,130	$3,150,742
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$2,419,947	$2,530,801
Credit facilities, net	145,254	80,555
Accounts payable and other accrued liabilities	51,635	37,241
Accrued real estate taxes payable	41,566	37,188
Accrued interest payable	36,802	32,915
Security deposit liability	24,562	26,646
Prepaid rents	4,489	4,395
Total Liabilities	$2,724,255	$2,749,741
Redeemable Series A Preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 4,996,000 shares issued and outstanding, respectively	123,831	123,494
Redeemable noncontrolling interests in the OP	267,225	277,844
Redeemable noncontrolling interests in consolidated VIEs	70,247	67,835
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 26,150,899 and 25,912,630 shares issued and outstanding, respectively	264	261
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	746,511	761,850
Distributions in excess of retained earnings	(927,866)	(834,825)
Accumulated other comprehensive income	2,294	2,294
Total Stockholders' (Deficit) Equity	(178,772)	(70,395)
Noncontrolling interests in consolidated VIEs	344	2,223
TOTAL LIABILITIES AND EQUITY	$3,007,130	$3,150,742

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$74,520	$90,840	$153,476	$181,224
Other income	6,825	3,364	15,278	5,741
Total revenues	81,345	94,204	168,754	186,965
Expenses
Property operating expenses	23,683	21,402	42,883	43,155
Real estate taxes and insurance	16,736	17,912	33,888	35,111
Property management fees	2,349	633	4,843	1,243
Advisory fees	4,946	4,970	9,926	9,954
General and administrative expenses	13,353	55,302	26,999	76,351
Depreciation and amortization	27,813	32,192	57,195	62,197
Interest expense	41,609	35,117	83,164	70,459
Total expenses	130,489	167,528	258,898	298,470
Loss on extinguishment of debt	(664)	(195)	(1,177)	(353)
Gain on sales and impairment of real estate, net	8,104	2,845	5,611	2,381
Investment income	556	716	1,203	1,271
Reversal of loan losses	—	—	—	500
Loss on forfeited deposits	(39)	(6)	(41)	(1,409)
Net loss	(41,187)	(69,964)	(84,548)	(109,115)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,198	4,396	4,397
Net income attributable to Series B Preferred stock	1,513	1,513	3,026	3,026
Net loss attributable to redeemable noncontrolling interests in the OP	(8,884)	(10,494)	(18,170)	(16,369)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,177)	(3,968)	(7,977)	(9,671)
Net loss attributable to noncontrolling interests in consolidated VIEs	(573)	(528)	(1,091)	(1,343)
Net loss attributable to stockholders	$(31,264)	$(58,685)	$(64,732)	$(89,155)
Other comprehensive loss
Unrealized loss on interest rate hedges	—	(3,809)	—	(8,197)
Total comprehensive loss	(41,187)	(73,773)	(84,548)	(117,312)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,198	4,396	4,397
Comprehensive income attributable to Series B Preferred stock	1,513	1,513	3,026	3,026
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(8,884)	(11,065)	(18,170)	(17,599)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,177)	(3,968)	(7,977)	(9,671)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(573)	(528)	(1,091)	(1,343)
Comprehensive loss attributable to stockholders	$(31,264)	$(61,923)	$(64,732)	$(96,122)

Weighted average common shares outstanding - basic	26,113	25,724	26,113	25,594
Weighted average common shares outstanding - diluted	26,113	25,724	26,113	25,594

Loss per share - basic	$(1.20)	$(2.28)	$(2.48)	$(3.48)
Loss per share - diluted	$(1.20)	$(2.28)	$(2.48)	$(3.48)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended June 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2026	2,548,240	$25	26,081,929	$263	$754,368	$(882,358)	$2,294	$(125,408)
Net loss attributable to common stockholders					—	(31,264)	—	(31,264)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			89,079	1	3,230	—	—	3,231
Redemptions of Class A common stock			(101,174)	(1)	(5,526)	—	—	(5,527)
Equity-based compensation			81,065	1	3,697	—	—	3,698
Common stock dividends declared ($0.5301 per share)					—	(14,244)	—	(14,244)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(3,861)	—	—	(3,861)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(5,397)	—	—	(5,397)
Balances, June 30, 2026	2,548,240	$25	26,150,899	$264	$746,511	$(927,866)	$2,294	$(178,772)

	Series B Preferred Stock		Class A Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2025	2,548,240	$25	25,912,630	$261	$761,850	$(834,825)	$2,294	$(70,395)
Net loss attributable to common stockholders					—	(64,732)	—	(64,732)
Net income attributable to Series B preferred stockholders					—	3,026	—	3,026
Issuance of Class A common stock			183,911	2	6,515	—	—	6,517
Redemptions of Class A common stock			(101,174)	(1)	(5,526)	—	—	(5,527)
Equity-based compensation			155,532	2	6,842	—	—	6,844
Common stock dividends declared ($1.0602 per share)					—	(28,309)	—	(28,309)
Series B Preferred stock dividends declared ($1.18750 per share)					—	(3,026)	—	(3,026)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(12,775)	—	—	(12,775)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(10,395)	—	—	(10,395)
Balances, June 30, 2026	2,548,240	$25	26,150,899	$264	$746,511	$(927,866)	$2,294	$(178,772)

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, March 31, 2025	2,548,240	$25	25,508,642	$257	$759,413	$(667,731)	$10,771	$102,735
Net loss attributable to stockholders					—	(58,685)	—	(58,685)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			107,289	1	2,102	—	—	2,103
Redemptions of Class A common stock			(18,154)	—	(990)	—	—	(990)
Equity-based compensation			155,815	2	15,875	—	—	15,877
Common stock dividends declared ($0.5301 per share)					—	(14,003)	—	(14,003)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(3,238)	(3,238)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					9,773	—	—	9,773
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(7,380)	—	—	(7,380)
Balances, June 30, 2025	2,548,240	$25	25,753,592	$260	$778,793	$(740,419)	$7,533	$46,192

	Series B Preferred Stock		Class A Common Stock
Six Months Ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,903	$(623,403)	$14,500	$154,281
Net loss attributable to stockholders					—	(89,155)	—	(89,155)
Net income attributable to Series B preferred stockholders					—	3,026	—	3,026
Issuance of Class A common stock			213,927	2	6,999	—	—	7,001
Redemptions of Class A common stock			(31,353)	—	(1,710)	—	—	(1,710)
Equity-based compensation			193,597	2	17,249	—	—	17,251
Common stock dividends declared ($1.0602 per share)					—	(27,861)	—	(27,861)
Series B Preferred stock dividends declared ($1.18750 per share)					—	(3,026)	—	(3,026)
Other comprehensive loss attributable to stockholders					—	—	(6,967)	(6,967)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					5,313	—	—	5,313
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(11,961)	—	—	(11,961)
Balances, June 30, 2025	2,548,240	$25	25,753,592	$260	$778,793	$(740,419)	$7,533	$46,192

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(84,548)	$(109,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sales and impairment of real estate, net	(5,611)	(2,381)
Depreciation and amortization	57,195	62,197
Non-cash interest expense	16,717	12,299
Change in fair value of interest rate derivatives	(1,745)	(10,415)
Reversal of loan losses	—	(500)
Net cash received (paid) on derivative settlements and premiums	(4,642)	14,480
Loss on extinguishment of debt	1,177	353
Equity-based compensation	7,276	43,627
Loss on forfeited deposits	41	1,409
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	564	(1,843)
Prepaids and other assets	(17,136)	(16,584)
Accounts payable and other accrued liabilities	12,448	6,387
Accrued real estate taxes payable	4,378	1,124
Accrued interest payable	3,887	(1,253)
Net cash used in operating activities	(9,999)	(215)
Cash flows from investing activities
Net proceeds from sales of investment	(20)	302
Additions to internal use software	(475)	—
Net proceeds from sales of real estate	184,683	83,875
Insurance proceeds received	—	3,492
Acquisitions of real estate investments	(78,069)	(18,501)
Additions to real estate investments	(41,084)	(23,196)
Net cash provided by investing activities	65,035	45,972
Cash flows from financing activities
Notes payable proceeds received	20,000	28,719
Notes payable payments	(146,563)	(43,245)
Credit facilities proceeds received	64,900	13,710
Credit facilities principal payments	—	(16,650)
Financing costs paid	(1,209)	(1,635)
Payment penalties on extinguished debt	(1,177)	—
Redemptions of Class A common stock paid	(5,983)	(1,907)
Dividends paid to common stockholders	(19,055)	(15,642)
Series B Preferred stock dividends paid	(3,026)	(3,026)
Payments for taxes related to net share settlement of stock-based compensation	(3,269)	(4,360)
Series A Preferred stock dividends paid	(4,059)	(4,060)
Contributions from redeemable noncontrolling interests in the OP	198	1,048
Distributions to redeemable noncontrolling interests in the OP	(5,609)	(4,380)
Redemptions by redeemable noncontrolling interests in the OP	(27)	—
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(6)	—
Contributions from noncontrolling interests in consolidated VIEs	68	307
Distributions to noncontrolling interests in consolidated VIEs	(394)	(424)
Redemptions by noncontrolling interests in consolidated VIEs	(680)	(1,211)
Net cash used in financing activities	(105,891)	(52,756)
Change in cash and restricted cash	(50,855)	(6,999)
Cash and restricted cash, beginning of period	145,185	84,632
Cash and restricted cash, end of period	$94,330	$77,633
Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$62,560	$59,413
Cash paid for income and franchise taxes	151	—
Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	132	—
Accrued dividends payable to common stockholders	704	807
Accrued distributions payable to redeemable noncontrolling interests in the OP	—	1,052
Accrued dividends payable to Series A Preferred stockholders	2,030	4,060
Accrued redemptions payable to common stockholders	2,089	990
Accrued capital expenditures	2,695	622
Accretion to redemption value of Redeemable Series A Preferred stock	337	337
Issuance of Class A common stock related to DRIP dividends	9,786	11,412
DRIP dividends to common stockholders	(9,786)	(11,412)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	349	412
DRIP distributions to redeemable noncontrolling interests in the OP	(349)	(412)

	For the Six Months Ended June 30,
	2026	2025
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	2,963	2,786
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(2,963)	(2,786)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	158	172
DRIP distributions to noncontrolling interests in consolidated VIEs	(158)	(172)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a REIT. The Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. The Company has begun to acquire newer homes in built-to-rent (“BTR”) communities in higher growth submarkets within or complementary to our existing geographic footprint. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of June 30, 2026, there were a combined 23,512,787 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 18,440,173 Class A OP Units, or 78.3%, were owned by the Company, 2,814,062 Class B OP Units, or 12.0%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 101,571 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 160,290 Class C OP Units, or 0.7%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,996,690 Class C OP Units, or 8.5%, were owned by limited partners that were sellers in the formation transaction (the “VineBrook Contributors”), former employees of the Legacy VineBrook Manager (as defined below), the Evergreen Manager, or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser. The Third Amended and Restated Limited Partnership Agreement of the OP (as amended, the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and is a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP. The Company has power to direct the activities of the OP because the OP GP is a wholly owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP.

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

The Company began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”). Between November 1, 2018 and June 30, 2026, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 21,446 additional homes and sold 5,886 homes within the VineBrook Portfolio (as defined below) (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 702 homes. The Company, through the OP’s SPEs, indirectly owned an interest in 19,689 homes (the “VineBrook Portfolio”) in 19 states, and through its consolidated investment in NexPoint Homes, indirectly owned an interest in an additional 1,871 homes (the “NexPoint Homes Portfolio”), for a total of 21,560 homes in 21 states as of June 30, 2026. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio.

The Company is externally advised by the Adviser through an agreement dated November 1, 2018, which was subsequently amended and restated on May 4, 2020, and further amended on October 25, 2022 and February 27, 2024 (the “Advisory Agreement”). The Advisory Agreement will automatically renew on the anniversary of the renewal date for one-year terms hereafter, unless otherwise terminated. The Adviser provides investment management, accounting, legal, information technology and investor relations services to the Company. Prior to the OP acquiring all of the outstanding equity interests of VineBrook Homes, LLC (the “Legacy VineBrook Manager”), the acquisition of which was completed on August 3, 2023 (the “Internalization”), the OP caused the SPEs to retain the Legacy VineBrook Manager, an affiliate of certain VineBrook Contributors, to renovate, lease, maintain, and operate the VineBrook properties under management agreements (as amended, the “Legacy VineBrook Management Agreements”). After the Internalization, but prior to the transition to the Evergreen Manager, all of the Company’s investment decisions were made by employees of the Company and Adviser, subject to general oversight by the OP’s investment committee and the Company's Board. Subsequent to the Externalization (as defined below), all of the Company's investment decisions are made by officers of the Company and the Adviser, subject to general oversight by the Board and with the recommendations of the Evergreen Manager (as defined below), the Asset Manager (as defined below) and the Service Provider (as defined below).

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

Also on June 10, 2025, the OP, the Evergreen Manager and the Service Provider entered into a letter agreement (the “Letter Agreement” and, together with the Property Management Agreements, the Asset Management Agreements and the Development Services Agreement, the “Externalization Agreements”) to set forth certain agreements among the parties related to the Externalization, including certain termination rights and fees in the Management Agreements and the Development Services Agreement described above. Pursuant to the Letter Agreement, the OP paid $1.75 million to the Evergreen Manager on July 21, 2025, the date the first property was transitioned to a Management Agreement and paid an additional $1.75 million on September 5, 2025, which amounts were charged to general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) in the period ended September 30, 2025. In addition, during the year ended December 31, 2025, the OP issued Class C OP Units with a value of $5.0 million to the Evergreen Manager, which amount is amortized on a straight-line basis over the seven-year term. For the three months ended June 30, 2026, approximately $0.1 million of amortization expense related to the issuance of the Class C OP Units was included both within property management fees and general and administrative expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026, approximately $0.2 million of amortization expense related to the issuance of the Class C OP Units was included both within property management fees and general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

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

In connection with the Externalization, on June 10, 2025, the Company committed to a reduction in force involving approximately 500 employees, representing 100% of its full-time employees. These actions were part of a Company restructuring to externalize management of the VineBrook Portfolio and under which the Evergreen Manager assumed broad responsibility for the renovation, leasing, maintenance, and operation of the VineBrook Portfolio. The Company completed the reduction in force during the year ended December 31, 2025. As part of this restructuring, the Evergreen Manager and its affiliates have hired a significant number of legacy VineBrook employees. For the year ended December 31, 2025, the Company incurred restructuring charges of $19.8 million included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss), of which $10.4 million was related to non-cash stock-based compensation expense due to accelerated vesting of awards from terminated employees (see Notes 7 and 8). There were no restructuring charges incurred during the three and six months ended June 30, 2026.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2026, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 4) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has power to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP. The Company has power to direct the activities of NexPoint Homes because the OP owns approximately 84% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of June 30, 2026. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and whether the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 4). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 4).

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

As of June 30, 2026, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.8 million, respectively, resulting in a net carrying value of less than $0.1 million as of June 30, 2026. As of December 31, 2025, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.1 million, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized approximately $0.2 million and zero amortization expense related to the intangible lease assets, respectively, which are included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, the Company recognized approximately $0.7 million and zero amortization expense related to the intangible lease assets, respectively, which are included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).

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

The Company periodically classifies real estate assets as held for sale when the held for sale criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to any property classified as held for sale. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. Where the carrying amount of a property exceeds its estimated fair value less estimated costs to sell, the Company records an impairment charge with respect to such property. As of June 30, 2026 and December 31, 2025 there were 2,324 and 646 homes that were classified as held for sale, respectively. These held for sale properties had a carrying amount of approximately $264.4 million and $91.5 million, respectively. As of June 30, 2026 and December 31, 2025, aggregate total impairment charges for all periods on these held for sale properties was approximately $21.4 million and $5.4 million, respectively.

For the three and six months ended June 30, 2026 and 2025, respectively, the Company recorded the following impairment charges (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Impairment of real estate assets not held for sale	$(1,106)	$—	$(9,385)	$(995)
Impairment of real estate assets held for sale (1)	(15,744)	(3,911)	(20,861)	(7,431)
Total impairment charges	$(16,850)	$(3,911)	$(30,246)	$(8,426)
Gains on sales of real estate, net	24,954	6,756	35,857	10,807
Gain on sales and impairment of real estate, net	$8,104	$2,845	$5,611	$2,381

(1)
Impairment charges include approximately $0.5 million and $0.4 million of casualty related impairment for the three months ended June 30, 2026 and 2025, respectively and approximately $0.8 million and $0.7 million of casualty related impairment for the six months ended June 30, 2026 and 2025, respectively.

Intangible assets primarily include internally developed software and are amortized on a straight-line basis over five years.

Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three and six months ended June 30, 2026 and 2025.

Goodwill

Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2025 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the three and six months ended June 30, 2026 and 2025.

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

In connection with the Company’s asset backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature within the next four years. For the three and six months ended June 30, 2026 and 2025, we have not recognized any credit losses with respect to these investments in debt securities.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash	$24,477	$24,524
Restricted cash	69,853	53,109
Total cash and restricted cash	$94,330	$77,633

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended June 30, 2026 and 2025, rental income includes $1.1 million and $3.8 million of variable lease payments, respectively. For the six months ended June 30, 2026 and 2025, rental income includes $2.1 million and $8.2 million of variable lease payments, respectively.

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

3. Real Estate Investments

As of June 30, 2026, the Company, through the OP and its SPE subsidiaries, owned 21,560 homes, including 19,689 homes in the VineBrook Portfolio and 1,871 homes in the NexPoint Homes Portfolio. As of December 31, 2025, the Company through the OP and its SPE subsidiaries, owned 22,390 homes, including 20,355 homes in the VineBrook Portfolio and 2,035 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2025	$518,724	$2,696,799		$759	$91,540	$3,307,822	$(463,531)
Acquisitions	15,754	62,234		81	—	78,069	—
Additions	—	39,324	(2)	—	3,864	43,188	(55,073)	(3)
Transfers to held for sale	(59,557)	(331,270)		—	331,338	(59,489)	59,489
Reclasses	(30)	—		—	(2,450)	(2,480)	—
Write-offs	—	(34)		—	—	(34)	—
Dispositions	(1,446)	(8,301)		—	(139,049)	(148,796)	1,324
Impairment	—	(9,385)		—	(20,861)	(30,246)	—
Real Estate Balances, June 30, 2026	$473,445	$2,449,367		$840	$264,382	$3,188,034	$(457,791)

(1)
Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)
Includes capitalized interest of approximately $0.3 million and other capitalizable costs outlined in (1) above of approximately $0.2 million.
(3)
Accumulated depreciation and amortization activity excludes approximately $2.1 million of depreciation and amortization related to assets not classified as real estate investments.

During the three months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense of approximately $27.8 million and $32.2 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense of approximately $57.2 million and $62.2 million, respectively.

Real estate acquisitions and dispositions

During the three months ended June 30, 2026 and 2025, the Company acquired 119 and zero homes located in BTR communities within the VineBrook Portfolio. During the six months ended June 30, 2026 and 2025, the Company acquired 261 and zero homes located in BTR communities within the VineBrook Portfolio. During the three and six months ended June 30, 2026 and 2025, the Company acquired no additional homes within the NexPoint Homes Portfolio.

During the three months ended June 30, 2026 and 2025, the Company, through the OP, disposed of 638 and 229 homes within the VineBrook Portfolio, respectively. During the six months ended June 30, 2026 and 2025, the Company, through the OP, disposed of 927 and 432 homes within the VineBrook Portfolio, respectively. During the three months ended June 30, 2026 and 2025, the Company, through its consolidated investment in NexPoint Homes, disposed of 112 and 48 homes, respectively. During the six months ended June 30, 2026 and 2025, the Company, through its consolidated investment in NexPoint Homes, disposed of 164 and 144 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.

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

During the three months ended June 30, 2026 and 2025, $0.8 million and $1.0 million in fees were earned by Mynd, respectively, in connection with the Mynd Management Agreements. For the three months ended June 30, 2026, $0.5 million and $0.3 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee. For the three months ended June 30, 2025, $0.6 million and $0.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee.

During the six months ended June 30, 2026 and 2025, $1.7 million and $2.0 million in fees were earned by Mynd, respectively, in connection with the Mynd Management Agreements. For the six months ended June 30, 2026, $1.1 million and $0.6 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee. For the six months ended June 30, 2025, $1.2 million and $0.8 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee.

5. Debt

As of June 30, 2026, the VineBrook Portfolio had approximately $2.2 billion of debt outstanding, and the NexPoint Homes Portfolio had $477.6 million of debt outstanding. The following table contains summary information of the Company’s debt as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		Outstanding Principal as of
	Type	June 30, 2026	December 31, 2025	Interest Rate (1)	Maturity
JPM Acquisition Facility	Floating	$129,469	$82,569	6.00%	7/9/2027
JPM Term Loan	Floating	447,122	474,918	5.55%	9/10/2027
Barings Term Loan	Fixed	308,172	323,039	5.44%	10/17/2030
ABS I Loan	Fixed	341,110	366,906	4.92%	12/8/2028
ABS II Loan	Fixed	389,029	397,117	4.65%	3/9/2029
MetLife Term Loan I	Fixed	285,177	308,910	4.50%	8/22/2029
MetLife Term Loan II	Fixed	237,305	245,008	4.75%	11/4/2029
OSL Loan III	Fixed	15,000	—	9.25%	2/25/2028
OSL Loan IV	Fixed	5,000	—	9.50%	6/8/2027
NREF Revolver	Fixed	18,000	—	9.75%	5/7/2028
TrueLane Mortgage	Fixed	7,308	7,422	5.35%	2/1/2028
Crestcore II Note	Fixed	2,239	2,395	5.12%	7/9/2029
Crestcore IV Note	Fixed	1,978	2,228	5.12%	7/9/2029
Total VineBrook Portfolio debt		$2,186,909	$2,210,512
NexPoint Homes MetLife Note 1	Fixed	$234,057	$236,604	3.72%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	137,807	171,122	5.44%	8/12/2027
NexPoint Homes OSL Note	Fixed	—	2,195	9.75%	5/15/2026
SFR OP Note Payable III	Fixed	12,500	12,500	15.00%	7/10/2027
SFR OP Convertible Notes	Fixed	93,264	93,264	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$477,628	$515,685
Total debt		$2,664,537	$2,726,197
Debt premium, net (2)		126	162
Debt discount, net (3)		(69,212)	(79,822)
Deferred financing costs, net of accumulated amortization of $20,448 and $14,308, respectively		(30,250)	(35,181)
		$2,565,201	$2,611,356

(1)
Represents the interest rate as of June 30, 2026. Except for fixed rate debt, the interest rate is 30-day average Secured Overnight Financing Rate (“SOFR”), daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of June 30, 2026 was 3.63179%, daily SOFR as of June 30, 2026 was 3.68000% and one-month term SOFR as of June 30, 2026 was 3.65197%.
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

Additionally, we have included a summary of debt agreements and significant changes to the agreements during the six months ended June 30, 2026 below.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $129.5 million and $82.6 million, respectively. As of June 30, 2026 and December 31, 2025, there was $370.5 million and $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility, respectively. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into a credit agreement (the “JPM Term Loan”) with JPM, and the lenders party thereto from time to time, including The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed to be an affiliate of the Company’s Adviser through common beneficial ownership. The JPM Term Loan provides for term loans of $485.0 million, all of which were drawn on September 11, 2025. Borrowings under the JPM Term Loan will generally bear interest at term SOFR for the interest period plus 1.90%, provided that the Company may elect for the JPM Term Loan to bear interest at (i) the greater of the prime rate, the federal funds effective rate plus 0.5%, and one-month term SOFR plus 1.0%, in each case, plus 0.90% or (ii) adjusted daily effective SOFR plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. During the year ended December 31, 2025, the Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the September 20, 2019 credit facility (the “Warehouse Facility”) with KeyBank N.A. (“KeyBank”) and the $10.0 million revolving credit agreement with OSL (the “OSL Loan II”). On May 31, 2026, the Company entered into a Consent and First Amendment to the JPM Term Loan with JPM, as administrative agent, and the other lenders party thereto which, among other things, provides for the revision of certain financial tests required under the JPM Term Loan.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Term Loan was $447.1 million and $474.9 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets. Subsequent to June 30, 2026, the Company fully paid off the outstanding principal balance and interest on the JPM Term Loan (see Note 14).

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the Barings Term Loan was $308.2 million and $323.0 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The ABS I Loan is collateralized by 2,496 single-family rental homes, and as of June 30, 2026, approximately 12.68% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS I Loan was $341.1 million and $366.9 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The ABS II Loan is collateralized by 2,372 single-family rental homes, and as of June 30, 2026, approximately 12.05% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS II Loan was $389.0 million and $397.1 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan I Facilities was $285.2 million and $308.9 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan II Facility was $237.3 million and $245.0 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026, the outstanding principal balance of the OSL Loan III was $15.0 million. As of June 30, 2026, there was zero remaining availability to be drawn on the OSL Loan III. The OSL Loan III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

OSL Loan IV

On June 8, 2026, the OP, as borrower, entered into a secured revolving credit agreement for an aggregate amount of up to $5.0 million (the “OSL Loan IV”) with OSL. The OP drew $5.0 million under the OSL Loan IV on June 8, 2026. The OSL Loan IV provides for a 1-year, interest-only loan at a 9.50% fixed interest rate and is guaranteed by the Company.

As of June 30, 2026, the outstanding principal balance of the OSL Loan IV was $5.0 million. As of June 30, 2026, there was zero remaining availability to be drawn on the OSL Loan IV. The OSL Loan IV, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

NREF Revolver

On May 7, 2026, the OP, as borrower, entered into a secured revolving credit agreement for an aggregate amount of up to $20.0 million with NexPoint Real Estate Finance Operating Partnership, L.P (“NREF OP”) as lender (the “NREF Revolver”). The OP drew $10.0 million and $8.0 million under the NREF Revolver on June 25, 2026 and June 29, 2026, respectively. The NREF Revolver provides for a 2-year, interest-only loan at a 9.75% fixed interest rate. The proceeds of the NREF Revolver are intended to be used for general corporate purposes and the acquisition of homes in BTR communities.

As of June 30, 2026, the outstanding principal balance of the NREF Revolver was $18.0 million. As of June 30, 2026, there was $2.0 million remaining availability to be drawn on the NREF Revolver. The NREF Revolver, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

NexPoint Homes

In addition to the debt agreements discussed above for the VineBrook Portfolio, as of June 30, 2026, the NexPoint Homes Portfolio had $477.6 million of debt outstanding included in notes payable on the consolidated balance sheets, which is comprised of two consolidated notes with MetLife, the NexPoint Homes OSL Note (as defined below), the SFR OP Note Payable III (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes MetLife Note 1 was $234.1 million and $236.6 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 1. The NexPoint Homes MetLife Note 1, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes MetLife Note 2 was $137.8 million and $171.1 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 2. The NexPoint Homes MetLife Note 2, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

NexPoint Homes OSL Note

On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into a promissory note with OSL, as lender, providing for a maximum principal amount of $17.3 million (the “NexPoint Homes OSL Note”). The NexPoint Homes OSL Note matured on May 15, 2026 and bore interest at a fixed rate of 9.75%. The outstanding principal and interest on NexPoint Homes OSL Note was paid in full during the three months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes OSL Note was zero and $2.2 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes OSL Note. The NexPoint Homes OSL Note, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

SFR OP Note Payable III

On July 10, 2024, the SFR OP as borrower entered into a promissory note with a subsidiary of NexPoint Real Estate Finance, Inc. (“NREF”) as lender (the “SFR OP Note Payable III”). The SFR OP Note Payable III bears interest at a fixed rate of 15.00% and had an original maturity date of July 10, 2025. On July 9, 2025, the SFR OP entered into Amendment No. 1 to the SFR OP Note Payable III, wherein the maturity date was extended to July 10, 2026. On August 25, 2025, the SFR OP entered into a Second Amendment and Restatement to the SFR OP Note Payable III, wherein the maximum commitment was increased to $15.0 million. On June 25, 2026, the SFR OP exercised its second extension option to extend the maturity date to July 10, 2027.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the SFR OP Note Payable III was $12.5 million and $12.5 million, respectively. As of June 30, 2026 and December 31, 2025, there was $2.5 million and $2.5 million remaining commitment to be drawn on the SFR OP Note Payable III, respectively. The SFR OP Note Payable III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, the Company believes it is in compliance with all debt covenants in all of its debt agreements.

Weighted Average Interest

The weighted average interest rate of the Company’s debt was 5.1658% as of June 30, 2026 and 5.0983% as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.8868% and 5.0983%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of June 30, 2026, including the effect of derivative financial instruments, the Company has included the weighted average fixed rate of 2.5188% on its combined $584.9 million notional amount of interest rate cap agreements, representing a weighted average fixed rate for one-month term SOFR, which effectively fixes the interest rate on $584.9 million of the $576.6 million of the Company’s floating rate indebtedness.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2026 are as follows (in thousands):

Total
2026	$12,639
2027	1,046,999
2028	381,253
2029	915,474
2030	308,172
Total	$2,664,537

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $612.2 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027, the NexPoint Homes MetLife Note 2, which matures on August 12, 2027, the JPM Acquisition Facility, which matures on July 9, 2027 and the SFR OP Convertible Notes, which mature on June 30, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 and (iv) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 obligations primarily using debt or equity financing before they come due. In considering whether it is probable the Company will refinance the maturing debt obligations prior to their maturity dates, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. As a result, the Company has concluded it is probable that the refinancings will be completed prior to the maturity dates of the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2. There can be no assurances that financing can be obtained. The Company plans to use funds from operations and proceeds from home dispositions to pay off the SFR OP Convertible Notes. The sale of homes from the portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company intends to exercise its one-year extension option on the JPM Acquisition Facility. In considering whether it is probable the Company will be able to exercise its extension option, the Company performed a comprehensive assessment including the Company’s expected ability to meet the required criteria. As a result, the Company has concluded it is probable that the extension will be exercised prior to the initial maturity date of the JPM Acquisition Facility. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended June 30, 2026 and 2025, amortization of deferred financing costs of approximately $3.4 million and $2.4 million, respectively, and amortization of loan discounts of approximately $5.4 million and $4.6 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, amortization of deferred financing costs of approximately $6.7 million and $4.8 million, respectively, and amortization of loan discounts of approximately $10.6 million and $9.1 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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

As of June 30, 2026, the Company had no interest rate swaps outstanding. For a description of the Company's interest rate swap activity during the year ended December 31, 2025, see Note 6 to the consolidated financial statements included in our Annual Report.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Royal Bank of Canada with a notional amount of $31.9 million (the “RBC Cap”). Subsequent to the initial RBC Cap transaction, the Company has paid premiums and modified the RBC Cap, wherein the total notional was increased to $134.9 million. On February 11, 2026, the Company, through the OP, paid a premium of approximately $6.8 million and entered into an interest rate cap transaction with JPMorgan Chase Bank, N.A. with a notional amount of $450.0 million (the “JPM Cap”). The $6.8 million premium paid on the JPM Cap is included in the net cash received (paid) on derivative settlements and premiums on the consolidated statements of cash flows. The interest rate caps effectively cap one-month term SOFR at 4.25% on $134.9 million and 2.00% on $450.0 million on floating rate debts. The interest rate caps expire on July 9, 2027 and March 1, 2027, respectively.

As of June 30, 2026, the Company had the following outstanding interest rate caps that were not designated as a hedge in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of June 30, 2026	Strike Rate
RBC Interest Rate Cap	$134,860	7/9/2027	One-Month Term SOFR	3.6520%	4.2500%
JPM Interest Rate Cap	$450,000	3/1/2027	One-Month Term SOFR	3.6520%	2.0000%

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

		Asset Derivatives
	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	$5,800	$21
Total		$5,800	$21

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recognized as either increases or decreases to interest expense. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) as of June 30, 2026 and 2025 (in thousands):

	Amount of gain (loss) recognized in OCI			Amount of gain (loss) reclassified from OCI into income
	June 30, 2026	June 30, 2025	Location of gain (loss) reclassified from OCI into income	June 30, 2026	June 30, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$(2,545)	Interest expense	$—	$5,652
				Amount of gain (loss) recognized in income
			Location of gain (loss) recognized in income	June 30, 2026	June 30, 2025
Derivatives not designated as hedging instruments:
Interest rate swaps			Interest expense	$—	$4,267
Interest rate cap			Interest expense	$1,731	$497

ABS Class F Retention Certificates

The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of June 30, 2026 and December 31, 2025, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $79.0 million, respectively.

The table below presents the outstanding principal balance and estimated fair value of our debt as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	2,664,537	2,620,629	2,726,197	2,500,760

The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2026
Fair value of real estate assets - impaired at March 31, 2026	$23,602	$—	$—	$23,602
Fair value of real estate assets - impaired at June 30, 2026	$82,694	$—	$—	$82,694

7. Stockholders’ Equity

The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the six months ended June 30, 2026 and 2025. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended June 30, 2026 and 2025, the Company issued 170,144 shares and 263,104 shares, respectively, of Common Stock from DRIP issuances and equity grant vestings for total contributions of $4.7 million and $5.7 million, respectively, net of $1.5 million and $3.6 million, respectively, of taxes certain grantees owed upon restricted stock units vesting against the shares of Common Stock issued. During the six months ended June 30,

2026 and 2025, the Company issued 339,443 shares and 407,524 shares, respectively, of Common Stock from DRIP issuances and equity grant vestings for total contributions of $9.8 million and $11.4 million, respectively, net of $3.3 million and $4.4 million, respectively, of taxes certain grantees owed upon restricted stock units vesting against the shares of Common Stock issued.

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

RSU Grants Under the 2018 LTIP and 2023 LTIP

As of June 30, 2026, the Company had granted 816,946 and 731,095 RSUs under the 2018 LTIP and 2023 LTIP, respectively. The following table includes the number of RSUs granted, vested, forfeited and outstanding to certain employees of the Adviser, officers of the Company and non-employee Board members under the 2018 LTIP and 2023 LTIP:

Grant Date	Shares Granted	Shares Vested	Shares Forfeited	Shares Outstanding
December 10, 2019	73,701	73,701	—	—
May 11, 2020	179,858	173,750	6,108	—
February 15, 2021	191,506	185,099	6,407	—
February 17, 2022	185,111	179,810	5,301	—
April 11, 2023	186,770	74,322	4,644	107,804
April 3, 2024	191,937	54,231	2,998	134,708
April 4, 2025	229,371	67,096	831	161,444
April 2, 2026	309,787	—	—	309,787
Total	1,548,041	808,009	26,289	713,743

The RSUs granted to certain employees of the Adviser and officers of the Company on April 11, 2023, February 17, 2022, February 15, 2021 and May 11, 2020 vest 50% ratably over four years and 50% at the successful completion of an initial public offering (“IPO”). The RSUs granted to certain employees of the Adviser and officers of the Company on April 3, 2024 vest 50% ratably over four years and 50% at the successful completion of an IPO or the listing of the Company's Common Stock on a national securities exchange (“Company Listing Event”). The RSUs granted to certain employees of the Adviser and officers of the Company on April 4, 2025 and April 2, 2026 vest 100% ratably over four years.

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards that were dependent upon the successful completion of an IPO, and as such the remaining outstanding RSUs under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the February 17, 2022, April 11, 2023 and April 3, 2024 RSU awards such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: (a) the date of a successful completion of an IPO or a Company Listing Event or (b) the final time vesting date. With respect to the IPO contingent RSU awards that were originally granted on February 17, 2022, April 11, 2023, and April 3, 2024, the final time vesting of each award is February 17, 2026, April 11, 2027, and April 3, 2028, respectively, in which these awards would be considered fully vested if there is not an earlier IPO or, if applicable, Company Listing Event. During the three and six months ended June 30, 2026, the Company recognized approximately $1.0 million and $2.5 million of non-cash compensation expense, respectively, related to the revised RSU award vesting, which is based on the fair value of the modified awards at the date of modification. As of June 30, 2026, total unrecognized compensation expense on RSUs with respect to the IPO contingent shares was approximately $4.6 million which is expected to be recognized through the final time vesting date. The non-cash compensation expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The RSUs granted to non-employee Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the six months ended June 30, 2026 and 2025 were an aggregate of $11.9 million and $14.5 million, respectively.

As of June 30, 2026, the number of RSUs granted, vested, forfeited and outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2025	621,084		$35,412
Granted	309,787		17,001
Vested	(216,297)	(2)	(11,825)
Forfeited	(831)		(45)
Outstanding June 30, 2026	713,743		$40,543

(1)
Value is based on the number of RSUs granted multiplied by the most recent NAV per share on the date of grant, which is an estimated fair value, which was $54.88 for the April 2, 2026 grant, $54.54 for the April 4, 2025 grant, $58.95 for the April 3, 2024 grant, $63.04 for the April 11, 2023 grant and $54.14 for the February 17, 2022 grant. Related to the accelerated RSU award vestings, the NAV per share on the date of modification was $54.56.
(2)
Certain grantees elected to use vested shares to satisfy the taxes owed upon vesting and the compensation committee approved cash settlement of 53,877 and 6,781 restricted stock units, respectively, against the shares of Common Stock issued resulting in 155,532 shares of Common Stock being issued for the six months ended June 30, 2026 as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting (1)
February 15, 2027	53,815
April 2, 2027	87,288
April 3, 2027	22,451
April 11, 2027	107,804
February 15, 2028	127,981
April 3, 2028	112,256
February 15, 2029	127,981
February 15, 2030	74,167
713,743

(1)
As of June 30, 2026, upon the successful completion of an IPO, Company Listing Event or change of control of the Company, 176,048 RSUs would vest immediately, instead of vesting on the final time vesting date according to the schedule above.

For the three months ended June 30, 2026 and 2025, the Company recognized approximately $3.7 million and $15.9 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, the Company recognized approximately $6.8 million and $17.2 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, the Company had total unrecognized compensation expense on RSUs of approximately $31.9 million and $21.7 million, respectively, and the expense is expected to be recognized over a weighted average vesting period of 1.32 and 1.33 years, respectively.

Performance Share Grants under the 2023 LTIP

In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with an aggregate target of 63,452 performance shares. Vesting of 31,726 of the performance shares was based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio (the “One Year Performance Shares”), and the vesting of 31,726 of the performance shares was based on the net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025 (the “Three Year Performance Shares”). The achievement of the respective metrics would increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. As of December 31, 2024, it was determined that 23,794 One Year Performance Shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. The One Year Performance Shares vest 25% ratably over four years. If the Three Year Performance Shares metrics were met when the performance period ended on January 1, 2026, the Three Year Performance Shares would have vested 50% ratably over two years. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock. On June 10, 2025, certain executives granted performance shares were terminated whereby 31,726 Three Year Performance Shares, representing target performance, were deemed to be earned. In connection with the separation and release agreements, a total of 49,572 outstanding and earned performance shares, representing the remaining earned One Year Performance Shares and the Three Year Performance Shares deemed earned, vested on August 4, 2025. As of June 30, 2026 and December 31, 2025, all performance shares have vested and zero shares remain outstanding.

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

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2025	$277,844
Net loss attributable to redeemable noncontrolling interests in the OP	(18,170)
Contributions by redeemable noncontrolling interests in the OP	547
Distributions to redeemable noncontrolling interests in the OP	(5,958)
Redemptions by redeemable noncontrolling interests in the OP	(27)
Equity-based compensation	214
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	12,775
Redeemable noncontrolling interests in the OP, June 30, 2026	$267,225

As of June 30, 2026, the Company held 18,440,173 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 101,571 Class C OP Units, GAF REIT held 160,290 Class C OP Units and the VineBrook Contributors, former employees of the Legacy VineBrook Manager, the Evergreen Manager and Company insiders held 1,996,690 Class C OP Units. As of June 30, 2026, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.

PI Unit Grants Under the 2018 LTIP

As of June 30, 2026, the Company had granted 705,311 PI Units under the 2018 LTIP. The following table includes the number of PI Units granted, vested, forfeited and outstanding under the 2018 LTIP:

Grant Date	PIUs Granted	PIUs Vested	PIUs Forfeited	PIUs Outstanding
April 19, 2019	40,000	40,000	—	—
November 21, 2019	80,399	80,399	—	—
May 11, 2020	219,826	215,326	4,500	—
November 30, 2020	11,764	7,353	4,412	—
May 31, 2021	246,169	234,545	11,624	—
August 10, 2022	27,849	22,279	4,646	923
February 22, 2023	79,304	42,586	26,408	10,310
Total	705,311	642,488	51,590	11,233

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

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 PI Unit grants that were dependent upon the successful completion of an IPO, and as such the remaining outstanding PI Units under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the May 31, 2021 PI Unit grants such that the awards vested 50% ratably over four years and 50% upon the earlier to occur: (a) the date of the successful completion of an IPO or (b) the final time vesting date. During the three and six months ended June 30, 2026, the Company recognized approximately $0.1 million and $0.2 million of non-cash compensation expense related to the time vesting of PI Units, respectively, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance of the Class C OP Units. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Company or otherwise providing services to the Company. On October 27, 2025, the Compensation Committee determined that certain employees of the Company being terminated in the Externalization were going to be employed by the Adviser or Evergreen Manager (or their respective affiliates) or otherwise provide consulting services to the Company and approved the continued vesting pursuant to the original vesting schedule of a total of 22,390 unvested PI Units granted under the 2018 LTIP subject to such individuals continuing to provide services to the Company through employment at the Advisor or Evergreen Manager (or their respective affiliates) or otherwise as an independent contractor for the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

PI Unit Grants Under the 2023 LTIP

In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, PI Units have been issued to executives of the Legacy VineBrook Manager. On August 3, 2023, a total of 475,888 PI Units were granted. The PI Units granted on August 3, 2023 were originally scheduled to vest 100% on February 28, 2026. On June 10, 2025, certain executives were terminated by the Company, whereby 100% of the PI Units granted on August 3, 2023 vested on August 4, 2025. Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance of the Class C OP Units. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less a discount for lack of marketability and other discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

As of June 30, 2026, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2025	20,326	$2,084
Granted	—	—
Vested	(9,094)	(1,377)
Forfeited	—	—
Outstanding June 30, 2026	11,232	$707

(1)
Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $61.74 for the August 10, 2022 grant and $63.04 for the February 22, 2023 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
February 22, 2027	5,155
April 25, 2027	922
February 22, 2028	5,155
11,232

For the three months ended June 30, 2026 and 2025, the OP recognized approximately $0.1 million and $22.9 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, the OP recognized approximately $0.2 million and $26.4 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, total unrecognized compensation expense on PI Units was approximately $0.6 million and $0.8 million, respectively, and the expense is expected to be recognized over a weighted average vesting period of 1.12 years and 0.97 years, respectively.

The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Period End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
December 31, 2025	25,912,630	5,062,751	30,975,381
March 31, 2026	26,081,929	5,069,099	31,151,028
June 30, 2026	26,150,899	5,072,614	31,223,513

Redeemable Noncontrolling Interests in Consolidated VIEs

As of June 30, 2026, approximately 5,407,746 limited partnership units of the SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2025	$67,835
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(7,977)
Contributions by redeemable noncontrolling interests in consolidated VIEs	2,963
Distributions to redeemable noncontrolling interests in consolidated VIEs	(2,963)
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(6)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	10,395
Redeemable noncontrolling interests in consolidated VIEs, June 30, 2026	$70,247

Noncontrolling Interests in Consolidated VIEs

The following table presents the capital contributions, distributions, and profits and losses allocated to NexPoint Homes Class A common stock, par value $0.01 per share and NexPoint Homes Class I common stock, par value $0.01 not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2025	$2,223
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,091)
Contributions by noncontrolling interests in consolidated VIEs	286
Distributions to noncontrolling interests in consolidated VIEs	(394)
Redemptions by noncontrolling interests in consolidated VIEs	(680)
Noncontrolling interests in consolidated VIEs, June 30, 2026	$344

9. Redeemable Series A Preferred Stock

The Company has issued 5,000,000 shares of Series A Preferred Stock as of June 30, 2026. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.

The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2025	4,996,000	$123,494
Net income attributable to Redeemable Series A Preferred stockholders	—	4,059
Dividends declared to Redeemable Series A Preferred stockholders	—	(4,059)
Accretion to redemption value	—	337
Redeemable Series A Preferred stock, June 30, 2026	4,996,000	$123,831

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

For the three months ended June 30, 2026 and 2025, the Company expensed advisory fees of approximately $4.2 million and $4.2 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, the Company expensed advisory fees of approximately $8.4 million and $8.4 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, the Company has $1.5 million and $1.7 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

NexBank

The Company and the OP maintain bank accounts with NexBank, a Texas state chartered bank (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. The following table provides a reconciliation of cash reported on the consolidated balance sheets that is held at NexBank (in thousands):

	Cash at NexBank
	June 30, 2026	December 31, 2025
VineBrook Portfolio	$9,503	$4,283
NexPoint Homes Portfolio	1,292	2,731
Total cash at NexBank	$10,795	$7,014

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

NexPoint Homes Transactions

In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of June 30, 2026, these affiliates had contributed approximately $130.1 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of June 30, 2026, the total principal outstanding on the SFR OP Convertible Notes was approximately $93.3 million which is included in notes payable, net, on the consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the SFR OP recorded approximately $1.8 million and $1.8 million of interest expense related to the SFR OP Convertible Notes, respectively, which is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, the SFR OP recorded approximately $3.5 million and $3.7 million of interest expense related to the SFR OP Convertible Notes, respectively, which is included in interest expense on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, approximately $24.9 million and $21.4 million of interest expense, respectively, related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.

On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three months ended June 30, 2026 and 2025, NexPoint Homes incurred advisory fees of approximately $0.7 million and $0.8 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, NexPoint Homes incurred advisory fees of approximately $1.5 million and $1.6 million in connection with the NexPoint Homes Advisory Agreement, respectively, which is included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, NexPoint Homes has $10.4 million and $9.4 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

Preferred Equity Investment

During the year ended December 31, 2024, the OP purchased preferred equity units in real estate development projects, RFG Preferred, LLC (“RFG”) and RTB Preferred, LLC (“RTB”), from wholly owned subsidiaries of NREF. The parent of the NREF external manager is the parent of the Adviser. On July 18, 2024, July 29, 2024, and September 4, 2024, the OP purchased preferred equity units of RFG from NREF for approximately $2.8 million, $3.0 million and $2.0 million, respectively. On July 18, 2024, July 29, 2024 and September 4, 2024, the OP purchased preferred equity units of RTB from NREF for $2.8 million, $3.0 million and $2.0 million, respectively. These preferred equity investments yield an 11% dividend paid in-kind. As of June 30, 2026 and December 31, 2025, the total cost basis and accrued interest of $19.2 million and $18.2 million, respectively, of these preferred equity investments are included in prepaid and other assets on the Company’s consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into the JPM Term Loan with JPM, and the lenders party thereto from time to time, including OSL. OSL participated as a member of the lender group with a commitment of $10.0 million of the total $485.0 million facility. See Note 5.

The OSL Loan III

On February 26, 2026, the OP, as borrower, entered into the OSL Loan III with OSL, an entity that may be deemed an affiliate of the Company’s Adviser through common beneficial ownership. See Note 5.

The OSL Loan IV

On June 8, 2026, the OP, as borrower, entered into the OSL Loan IV with OSL, an entity that may be deemed an affiliate of the Company’s Adviser through common beneficial ownership. See Note 5.

NREF Revolver

On May 7, 2026, the OP, as borrower, entered into the NREF Revolver with NREF, as lender, an entity that is advised by an affiliate of our Adviser. See Note 5.

SFR OP Note Payable III

On July 10, 2024, the SFR OP, as borrower, entered into the SFR OP Note Payable III with NREF, as lender, an entity that is advised by an affiliate of our Adviser. See Note 5.

NexPoint Homes OSL Note

On May 15, 2025, NexPoint SFR SPE 2, LLC, a wholly owned subsidiary of SFR OP, as borrower, entered into the NexPoint Homes OSL Note with OSL, as lender. See Note 5.

11. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2026, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for loss per share:
Net loss	$(41,187)	$(69,964)	$(84,548)	$(109,115)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,198	4,396	4,397
Net income attributable to Series B Preferred stock	1,513	1,513	3,026	3,026
Net loss attributable to redeemable noncontrolling interests in the OP	(8,884)	(10,494)	(18,170)	(16,369)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,177)	(3,968)	(7,977)	(9,671)
Net loss attributable to noncontrolling interests in consolidated VIEs	(573)	(528)	(1,091)	(1,343)
Net loss attributable to common stockholders	$(31,264)	$(58,685)	$(64,732)	$(89,155)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	26,113	25,724	26,113	25,594
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	26,113	25,724	26,113	25,594

Earnings (loss) per weighted average common share:
Basic	$(1.20)	$(2.28)	$(2.48)	$(3.48)
Diluted	$(1.20)	$(2.28)	$(2.48)	$(3.48)

(1)
For the three months ended June 30, 2026 and 2025, excludes approximately 6,600,000 shares and 6,479,455 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive. For the six months ended June 30, 2026 and 2025, excludes approximately 6,501,000 shares and 6,609,127 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

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

The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$71,978	$9,367	$81,345	$83,483	$10,721	$94,204
Property operating expenses	21,002	2,681	23,683	19,380	2,022	21,402
Real estate taxes and insurance	14,677	2,059	16,736	14,893	3,019	17,912
Property management fees	1,824	525	2,349	—	633	633
Advisory fees	4,218	728	4,946	4,182	788	4,970
General and administrative expenses	12,571	782	13,353	54,147	1,155	55,302
Depreciation and amortization	22,874	4,939	27,813	26,696	5,496	32,192
Interest expense	34,942	6,667	41,609	28,244	6,873	35,117
Other segment expense/(income) (1)	(9,883)	1,926	(7,957)	(3,284)	(76)	(3,360)
Segment net loss	$(30,247)	$(10,940)	$(41,187)	$(60,775)	$(9,189)	$(69,964)

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$149,194	$19,560	$168,754	$166,011	$20,954	$186,965
Property operating expenses	37,920	4,963	42,883	39,016	4,139	43,155
Real estate taxes and insurance	29,699	4,189	33,888	30,063	5,048	35,111
Property management fees	3,740	1,103	4,843	—	1,243	1,243
Advisory fees	8,437	1,489	9,926	8,383	1,571	9,954
General and administrative expenses	25,298	1,701	26,999	70,108	6,243	76,351
Depreciation and amortization	47,034	10,161	57,195	51,173	11,024	62,197
Interest expense	69,605	13,559	83,164	56,849	13,610	70,459
Other segment expense/(income) (1)	(8,873)	3,277	(5,596)	(2,922)	532	(2,390)
Segment net loss	$(63,666)	$(20,882)	$(84,548)	$(86,659)	$(22,456)	$(109,115)

(1)
Other segment expense/(income) includes loss on extinguishment of debt, gain (loss) on sales and impairment of real estate, net, investment income, reversal of (provision for) loan losses, loss on forfeited deposits and internalization costs.

The following table presents measures of each segment’s assets for the reportable segments (in thousands):

	As of June 30, 2026			As of December 31, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,501,877	$505,253	$3,007,130	$2,589,656	$561,086	$3,150,742

14. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Dispositions

Subsequent to June 30, 2026, the Company disposed of 396 homes in the VineBrook Portfolio for net proceeds of approximately $50.8 million.

Acquisitions

Subsequent to June 30, 2026, the Company acquired 58 homes in the VineBrook Portfolio for a total purchase price of $17.8 million.

Common Dividend

On August 10, 2026, the Company approved a Common Stock dividend of $0.5301 per share for stockholders of record as of August 14, 2026, that is to be paid on August 19, 2026.

Barings Term Loan II

On August 14, 2026, the OP, via its indirect subsidiaries, as borrowers, entered into a credit agreement that provided for a $547.0 million loan (the “Barings Term Loan II”) with Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company, as lenders, which has been fully funded at an original issue discount of 3.0% of the Barings Term Loan II. The Barings Term Loan II is interest-only and matures on August 14, 2031. The loan bears interest at 5.948% per annum, payable monthly. The Company used the proceeds from the Barings Term Loan II to fully repay the outstanding balances of the JPM Term Loan and the Bluerock Loan (as defined below).

Bluerock Loan

On July 2, 2026, the OP, as borrower, entered into a credit agreement for an aggregate amount of $30.0 million (the “Bluerock Loan”) with BPRE Lender, LLC. The Bluerock Loan provides for a 1-year, interest-only loan at a 10.0% fixed rate. OSL, an entity that may be deemed an affiliate of the Company’s advisor through common beneficial ownership, participated as a member of the lender group with a commitment of $15.0 million of the total $30.0 million loan. On August 14, 2026, the Company fully paid off the outstanding principal and interest on the Bluerock Loan in connection with the Barings Term Loan II.

NAV Determination

On August 14, 2026, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $52.68 as of June 30, 2026. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

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

The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 19,689 homes as of June 30, 2026 which represents a significant majority of the Company’s consolidated portfolio and operations. The VineBrook Portfolio generally purchases homes to implement a value-add strategy where we acquire, renovate (when appropriate), lease, maintain and otherwise manage single family rental homes primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States. Through this strategy, we seek to improve rental rates and net operating income (“NOI”) at our homes. In addition to our value-add strategy, Company management has begun to underwrite acquisitions of, and the Company has begun to acquire, newer homes in BTR communities in higher growth submarkets within or complementary to our existing geographic footprint. The NexPoint Homes Portfolio is a reportable segment comprised of 1,871 homes as of June 30, 2026 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a reportable segment that generally purchases newer homes that require less rehabilitation compared to the historical VineBrook Portfolio. As of June 30, 2026, we, through our OP and its consolidated subsidiaries, owned and operated 21,560 single family rental homes located in 21 states. We are externally advised by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026.

In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for July 14, 2026 to September 15, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

The United States government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs were implemented, but such tariffs were determined unconstitutional by the Supreme Court of the United States in a February 2026 ruling. Following such ruling, the current administration immediately imposed a temporary 10% global tariff under a separate statutory provision. On July 24, 2026, the same day the temporary 10% global tariff expired, the United States government imposed new tariffs of 10% or 12.5% on imports from 60 trading partners, subject to certain exceptions. The United States government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.

In addition, the 21st Century ROAD to Housing Act (the “ROAD Act”) was enacted into federal law on July 11, 2026 and will take effect on January 7, 2027. The ROAD Act generally imposes a federal restriction on our ability to purchase single-family homes, subject to various exemptions such as purchases of homes (i) pursuant to a build-to-rent program, (ii) from other large institutional investors, or (iii) with a requirement to substantially renovate the home, among others. Although we have focused on a disposition strategy and have not been acquiring a significant number of homes through the multiple listing service (“MLS”) in recent years, the ROAD Act may adversely impact our ability to do so in the future. In addition, the ROAD Act and similar state and local initiatives could impose significant costs, restrict the locations where we can operate our business, or adversely impact our tax profile, including our status as a REIT. Further, the ROAD Act and the prospect of other such laws or regulations may adversely impact our access to capital markets and the attractiveness of our securities to certain investors. Refer to Part II, Item 1A. “Risk Factors” for information about risks related to the ROAD Act and similar state and local legislative and regulatory initiatives.

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

Our VineBrook Portfolio

Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of June 30, 2026 and 2025, the VineBrook Portfolio consisted of 19,689 and 20,449 homes, respectively, in 19 and 18 states, respectively. As of June 30, 2026 and 2025, the VineBrook Portfolio had an occupancy of 94.3% and 95.7%, respectively, and a weighted average monthly effective rent of $1,357 and $1,325, respectively, per occupied home. As of June 30, 2026 and 2025, the occupancy of stabilized homes in our VineBrook Portfolio was 95.2% and 95.4%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,380 and $1,338, respectively. Consistent with the National Rental Home Council’s definition, a property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Additionally, according to the National Rental Home Council, a property acquired and deemed to not be in need of an upfront renovation may be added to or withheld from the stabilized portfolio based on management’s discretion. As of June 30, 2026 and 2025, 32.0% and 23.8%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, were purchased with residents in place, were classified as held for sale or were in the process of being made ready for disposition. Make-ready dispositions represent homes that the Company has identified for disposal and are in the process of being prepared for sale, but have not yet been actively marketed and therefore do not yet meet the held-for-sale criteria, and are excluded from stabilized homes since stabilized homes are expected to be held for at least one year.

The table below provides summary information regarding our VineBrook Portfolio as of June 30, 2026.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Dayton	OH	2,485	94.5%	$1,300	2,371	94.4%	$1,293
Cincinnati	OH, KY	2,295	96.9%	1,459	1,973	96.8%	1,474
Columbus	OH	1,291	96.6%	1,390	1,188	96.5%	1,388
St. Louis	MO	1,240	93.9%	1,271	865	92.6%	1,276
Indianapolis	IN	1,159	96.5%	1,435	964	96.9%	1,451
Kansas City	MO, KS	1,013	94.0%	1,404	776	97.3%	1,469
Memphis	TN, MS	901	94.7%	1,163	654	94.5%	1,175
Birmingham	AL	863	96.3%	1,357	578	96.7%	1,376
Columbia	SC	762	95.3%	1,478	533	95.3%	1,492
Milwaukee	WI	659	97.9%	1,455	513	97.9%	1,496
Jackson	MS	569	95.3%	1,397	474	94.9%	1,405
Augusta	GA, SC	553	92.4%	1,243	405	90.4%	1,260
Pensacola	FL	377	93.1%	1,463	270	95.2%	1,459
Portales	NM	350	96.6%	1,198	182	97.3%	1,207
Raeford	NC	250	94.8%	1,286	179	95.0%	1,307
Huntsville	AL	238	88.2%	1,281	182	88.5%	1,294
Montgomery	AL	234	93.6%	1,284	195	92.8%	1,285
Pittsburgh	PA	229	98.3%	1,265	196	98.0%	1,283
Greenville	SC	226	94.2%	1,455	174	94.3%	1,493
Triad	NC	202	89.6%	1,372	167	89.8%	1,386
Little Rock	AR	189	98.4%	1,136	176	98.3%	1,141
Omaha	NE, IA	179	98.9%	1,427	166	98.8%	1,438
Raleigh	NC	165	29.7%	694	16	100.0%	2,081
Nashville	TN	105	77.1%	1,479	5	80.0%	1,484
Phoenix	AZ	102	75.5%	1,823	92	80.4%	1,950
Myrtle Beach	SC	97	78.4%	1,749	95	80.0%	1,786
Atlanta	GA	4	100.0%	1,461	1	100.0%	1,825
Sub-Total/Average		16,737	94.3%	$1,357	13,390	95.2%	$1,380
Held for Sale		2,112	n/a	n/a	n/a	n/a	n/a
Make-Ready Dispositions		840	n/a	n/a	n/a	n/a	n/a
Total/Average		19,689	94.3%	$1,357	13,390	95.2%	$1,380

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

NexPoint Homes Portfolio

NexPoint Homes is an owner and operator of single-family rental homes. As of June 30, 2026 and 2025, the NexPoint Homes Portfolio consisted of 1,871 and 2,103 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of June 30, 2026 and 2025, the NexPoint Homes Portfolio had an occupancy of approximately 94.5% and 96.0%, respectively, and a weighted average monthly effective rent of $1,733 and $1,788, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of June 30, 2026 and 2025, the number of stabilized homes in the NexPoint Homes Portfolio was 1,418 and 2,049, respectively, the occupancy of stabilized homes was 94.5% and 96.0%, respectively, and the weighted average monthly effective rent of stabilized occupied homes was $1,733 and $1,788, respectively. As of June 30, 2026 and 2025, 24.2% and 2.6% of homes in our NexPoint Homes Portfolio were excluded from being stabilized, respectively, because the homes were classified as held for sale or were in the process of being made ready for disposition. Make-ready dispositions represent homes that the Company has identified for disposal and are in the process of being prepared for sale, but have not yet been actively marketed and therefore do not yet meet the held-for-sale criteria, and are excluded from stabilized homes since stabilized homes are expected to be held for at least one year.

The table below provides summary information regarding the NexPoint Homes Portfolio as of June 30, 2026:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	235	97.0%	$1,680	235	97.0%	$1,680
Fayetteville	AR	231	97.0%	1,727	231	97.0%	1,727
Little Rock	AR	192	94.3%	1,493	192	94.3%	1,493
San Antonio	TX	156	82.1%	1,636	156	82.1%	1,636
Atlanta	GA	149	96.0%	2,074	149	96.0%	2,074
Tulsa	OK	94	97.9%	1,637	94	97.9%	1,637
Birmingham	AL	89	97.8%	1,604	89	97.8%	1,604
Other (1)	AL,FL,KS,TX	272	96.3%	1,886	272	96.3%	1,886
Sub-Total/Average		1,418	94.5%	$1,733	1,418	94.5%	$1,733
Held for Sale		212	n/a	n/a	n/a	n/a	n/a
Make-Ready Dispositions		241	n/a	n/a	n/a	n/a	n/a
Total/Average		1,871	94.5%	$1,733	1,418	94.5%	$1,733

(1)
Contains markets that have less than 50 homes which include Dallas/Fort Worth, Mobile, Memphis, Triad, Jacksonville, Orlando, Tampa, Wichita, Austin, Houston, Huntsville and Kansas City.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2026 and 2025

The three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following table sets forth a summary of our consolidated operating results for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Total revenues	$81,345	$94,204	$(12,859)
Total expenses	130,489	167,528	(37,039)
Loss on extinguishment of debt	(664)	(195)	(469)
Gain on sales and impairment of real estate, net	8,104	2,845	5,259
Investment income	556	716	(160)
Loss on forfeited deposits	(39)	(6)	(33)
Net loss	(41,187)	(69,964)	28,777
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,198	2,198	—
Net income attributable to Series B Preferred stock	1,513	1,513	—
Net loss attributable to redeemable noncontrolling interests in the OP	(8,884)	(10,494)	1,610
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,177)	(3,968)	(209)
Net loss attributable to noncontrolling interests in consolidated VIEs	(573)	(528)	(45)
Net loss attributable to stockholders	$(31,264)	$(58,685)	$27,421

Net loss decreased from the three months ended June 30, 2025 to 2026 due in large part to a significant decrease in general and administrative expense, a higher net gain on sales and impairment of real estate, and lower depreciation and amortization on a reduced home count. These items contributing to a lower net loss were partially offset by a decrease in net operating income from homes as over 1,000 homes were either sold or vacated pending sale, higher interest expense, and increases in property management fees and loss on extinguishment of debt.

Revenues

Rental income. Rental income was $74.5 million for the three months ended June 30, 2026 compared to $90.8 million for the three months ended June 30, 2025, which was a decrease of $16.3 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio together with a larger number of homes being vacated and listed for sale, partially offset by a 4.2% blended increase in average rental rate in the second quarter of 2026 compared to the same period in 2025.

Other income. Other income was $6.8 million for the three months ended June 30, 2026 compared to $3.4 million for the three months ended June 30, 2025, which was an increase of $3.4 million. The increase between the periods was primarily due to incremental improvements in tenant utility billings as part of the Company’s adoption of Conservice, a third party utility billing and management company.

Expenses

Property operating expenses. Property operating expenses were $23.7 million for the three months ended June 30, 2026 compared to $21.4 million for the three months ended June 30, 2025, which was an increase of $2.3 million. The increase between the periods was primarily due to increases in utilities expense and repairs and maintenance costs associated with stabilized homes, partially offset by a decrease in property operations payroll resulting from the Externalization, a decrease in turn costs, and dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.

Real estate taxes and insurance. Real estate taxes and insurance were $16.7 million for the three months ended June 30, 2026 compared to $17.9 million for the three months ended June 30, 2025, which was a decrease of $1.2 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by increases in real estate tax assessments as a result of increases in property valuations.

Property management fees. Property management fees were $2.3 million for the three months ended June 30, 2026 compared to $0.6 million for the three months ended June 30, 2025, which was an increase of $1.7 million. The increase between the periods was primarily due to the Externalization.

Advisory fees. Advisory fees were $4.9 million for the three months ended June 30, 2026 compared to $5.0 million for the three months ended June 30, 2025, which was a decrease of $0.1 million. The decrease between the periods was primarily due to decrease in fee earning assets under management for the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by acquisitions within the VineBrook Portfolio.

General and administrative expenses. General and administrative expenses were $13.4 million for the three months ended June 30, 2026 compared to $55.3 million for the three months ended June 30, 2025, which was a decrease of $41.9 million. The decrease between the periods was primarily due to decreases in employee payroll and equity-based compensation costs related to the acceleration of RSU and PIU vestings due to the termination of certain executive employment arrangements in connection with the Externalization in 2025, partially offset by an increase in legal fees and shared service fees following the Externalization. For the three months ended June 30, 2026 and 2025, excluding charges related to equity-based compensation of $4.0 million and $28.6 million, respectively, and termination costs in connection with the Externalization of zero and $12.8 million, respectively, general and administrative expenses were $9.3 million for the three months ended June 30, 2026 compared to $13.9 million for the three months ended June 30, 2025, which was a decrease of $4.6 million (32.8%). Excluding the charges related to equity-based compensation and termination costs in connection with the Externalization, the decrease in general and administrative expenses between the periods was primarily due to savings derived from the fee-based structure with the Evergreen Manager and Asset Manager compared to employee payroll. We believe that eliminating these items from general and administrative expenses is useful for investors because the resulting measure reflects the actual ongoing general and administrative expenses incurred in operating our business.

Depreciation and amortization. Depreciation and amortization costs were $27.8 million for the three months ended June 30, 2026 compared to $32.2 million for the three months ended June 30, 2025, which was a decrease of $4.4 million. The decrease between the periods was primarily due to the disposition of homes and an increase in the movement of homes being classified as held for sale in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by acquisition of homes within the VineBrook Portfolio.

Interest expense. Interest expense was $41.6 million for the three months ended June 30, 2026 compared to $35.1 million for the three months ended June 30, 2025, which was an increase of $6.5 million. The increase between the periods was primarily due to an increase in non-cash discount and deferred financing cost amortization and a decrease in interest rate derivative proceeds due to the expiration and termination of interest rate swaps and caps, partially offset by decreases in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Interest on debt	$33,628	$33,633	$(5)
Amortization of deferred financing costs	3,362	2,363	999
Amortization of debt discounts	5,381	4,622	759
Interest rate swaps and caps	(678)	(5,441)	4,763
Capitalized interest	(84)	(60)	(24)
Total	$41,609	$35,117	$6,492

Loss on extinguishment of debt. Loss on extinguishment of debt was $0.7 million for the three months ended June 30, 2026 compared to $0.2 million for the three months ended June 30, 2025, which was an increase of $0.5 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the quarter ended June 30, 2026.

Gain on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $8.1 million for the three months ended June 30, 2026 compared to $2.8 million for the three months ended June 30, 2025, which was an increase of $5.3 million. The increase between the periods was primarily due to an increase in the number of homes sold for a gain within the VineBrook Portfolio and the NexPoint Homes Portfolio, partially offset by an increase in impairment charges recognized on homes classified as held for sale within the VineBrook Portfolio and the NexPoint Homes Portfolio. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance. The $8.1 million of gain on sales and impairment of real estate, net for the three months ended June 30, 2026 was comprised of gain on sales of real estate of $25.0 million, partially offset by total impairment of real estate assets of $16.9 million.

Investment income. Investment income was $0.6 million for the three months ended June 30, 2026 compared to $0.7 million for the three months ended June 30, 2025, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a decrease in interest income from money market accounts, partially offset by the increase in interest income from preferred equity investments.

Loss on forfeited deposits. Loss on forfeited deposits was thirty-nine thousand dollars for the three months ended June 30, 2026 compared to six thousand dollars for the three months ended June 30, 2025, which was an increase of less than $0.1 million. The increase between the periods was primarily due to dead deal costs within the VineBrook Portfolio during the three months ended June 30, 2026.

Consolidated Results of Operations for the Six Months Ended June 30, 2026 and 2025

The six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table sets forth a summary of our consolidated operating results for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Total revenues	$168,754	$186,965	$(18,211)
Total expenses	258,898	298,470	(39,572)
Loss on extinguishment of debt	(1,177)	(353)	(824)
Gain on sales and impairment of real estate, net	5,611	2,381	3,230
Investment income	1,203	1,271	(68)
Reversal of loan losses	—	500	(500)
Loss on forfeited deposits	(41)	(1,409)	1,368
Net loss	(84,548)	(109,115)	24,567
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	4,396	4,397	(1)
Net income attributable to Series B Preferred stock	3,026	3,026	—
Net loss attributable to redeemable noncontrolling interests in the OP	(18,170)	(16,369)	(1,801)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(7,977)	(9,671)	1,694
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,091)	(1,343)	252
Net loss attributable to stockholders	$(64,732)	$(89,155)	$24,423

Net loss decreased from 2025 to 2026 due in large part to a significant decrease in general and administrative expense, a higher net gain on sales and impairment of real estate, and lower depreciation and amortization on a reduced home count. These items contributing to a lower net loss were partially offset by a decrease in net operating income from homes as over 1,000 homes were either sold or vacated pending sale, higher interest expense, and increases in property management fees and loss on extinguishment of debt. In addition, the 2025 period benefited from a $500,000 reversal of a prior loan loss not present in the 2026 period.

Revenues

Rental income. Rental income was $153.5 million for the six months ended June 30, 2026 compared to $181.2 million for the six months ended June 30, 2025, which was a decrease of $27.7 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio together with a larger number of homes being vacated and listed for sale, partially offset by a 4.4% blended increase in average rental rate for the six months ended 2026 compared to the same periods in 2025.

Other income. Other income was $15.3 million for the six months ended June 30, 2026 compared to $5.7 million for the six months ended June 30, 2025, which was an increase of $9.6 million. The increase between the periods was primarily due to incremental improvements in tenant utility billings as part of the Company’s adoption of Conservice, a third party utility billing and management company.

Expenses

Property operating expenses. Property operating expenses were $42.9 million for the six months ended June 30, 2026 compared to $43.2 million for the six months ended June 30, 2025, which was a decrease of $0.3 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, a decrease in property operations payroll resulting from the Externalization, and a decrease in turn costs, partially offset by increases in utilities expense and repairs and maintenance costs associated with stabilized homes.

Real estate taxes and insurance. Real estate taxes and insurance were $33.9 million for the six months ended June 30, 2026 compared to $35.1 million for the six months ended June 30, 2025, which was a decrease of $1.2 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by increases in real estate tax assessments as a result of increases in property valuations.

Property management fees. Property management fees were $4.8 million for the six months ended June 30, 2026 compared to $1.2 million for the six months ended June 30, 2025, which was an increase of $3.6 million. The increase between the periods was primarily due to the Externalization.

Advisory fees. Advisory fees were $9.9 million for the six months ended June 30, 2026 compared to $10.0 million for the six months ended June 30, 2025, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a decrease in fee earning assets under management for the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by acquisitions within the VineBrook Portfolio.

General and administrative expenses. General and administrative expenses were $27.0 million for the six months ended June 30, 2026 compared to $76.4 million for the six months ended June 30, 2025, which was a decrease of $49.4 million. The decrease between the periods was primarily due to decreases in employee payroll and equity-based compensation costs related to the acceleration of RSU and PIU vestings due to the termination of certain executive employment arrangements in connection with the Externalization in 2025, partially offset by an increase in legal fees and shared service fees following the Externalization. For the six months ended June 30, 2026 and 2025, excluding charges related to equity-based compensation of $7.5 million and $33.6 million, respectively, and termination costs in connection with the Externalization of zero and $12.9 million, respectively, general and administrative expenses were $19.5 million for the six months ended June 30, 2026 compared to $29.9 million for the six months ended June 30, 2025, which was a decrease of $10.4 million (34.8%). Excluding the charges related to equity-based compensation and termination costs in connection with the Externalization, the decrease in general and administrative expenses between the periods was primarily due to savings derived from the fee-based structure with the Evergreen Manager and Asset Manager compared to employee payroll. See the discussion of general administrative expenses for the three months ended June 30, 2026 above for an explanation of why we think this is useful for investors.

Depreciation and amortization. Depreciation and amortization costs were $57.2 million for the six months ended June 30, 2026 compared to $62.2 million for the six months ended June 30, 2025, which was a decrease of $5.0 million. The decrease between the periods was primarily due to the disposition of homes and an increase in the movement of homes being classified as held for sale, partially offset by acquisition of homes within the VineBrook Portfolio.

Interest expense. Interest expense was $83.2 million for the six months ended June 30, 2026 compared to $70.5 million for the six months ended June 30, 2025, which was an increase of $12.7 million. The increase between the periods was primarily due to an increase in non-cash discount and deferred financing cost amortization and a decrease in interest rate derivative proceeds due to the expiration and termination of interest rate swaps and caps as well as an increase in interest on debt associated with increased debt balances incurred over the past year. The following table details the various costs included in interest expense for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Interest on debt	$67,768	$67,118	$650
Amortization of deferred financing costs	6,704	4,754	1,950
Amortization of debt discounts	10,613	9,116	1,497
Interest rate swaps and caps	(1,663)	(10,328)	8,665
Capitalized interest	(258)	(201)	(57)
Total	$83,164	$70,459	$12,705

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.2 million for the six months ended June 30, 2026 compared to $0.4 million for the six months ended June 30, 2025, which was an increase of $0.8 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the quarter ended June 30, 2026.

Gain on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $5.6 million for the six months ended June 30, 2026 compared to $2.4 million for the six months ended June 30, 2025, which was an increase of $3.2 million. The increase between the periods was primarily due to an increase in the number of homes sold for a gain within the VineBrook Portfolio and the NexPoint Homes Portfolio, partially offset by an increase in impairment charges recognized on homes classified as held for sale within the VineBrook Portfolio and the NexPoint Homes Portfolio. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance. The $5.6 million of gain on sales and impairment of real estate, net for the six months ended June 30, 2026 was comprised of gain on sales of real estate of $35.8 million, partially offset by total impairment of real estate assets of $30.2 million.

Investment income. Investment income was $1.2 million for the six months ended June 30, 2026 compared to $1.3 million for the six months ended June 30, 2025, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a decrease in interest income from money market accounts, partially offset by the increase in interest income from preferred equity investments.

Reversal of loan losses. Reversal of loan losses was zero for the six months ended June 30, 2026 compared to $0.5 million for the six months ended June 30, 2025, which was a decrease of $0.5 million. The decrease between the periods was due to the reversal of loan losses from extra cash received from NexPoint Homes Manager after notifying the SFR OP that the NexPoint Homes Manager would cease business operations, which resulted in the provision that effectively reduced the HomeSource Note and its associated interest receivable in 2025.

Loss on forfeited deposits. Loss on forfeited deposits was forty-one thousand dollars for the six months ended June 30, 2026 compared to $1.4 million for the six months ended June 30, 2025, which was a decrease of approximately $1.4 million. The decrease between the periods was primarily due to writing off earnest money deposits within the NexPoint Homes Portfolio during 2025.

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

The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three and six months ended June 30, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(41,187)	$(69,964)	$(84,548)	$(109,115)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,946	4,970	9,926	9,954
General and administrative expenses	13,353	55,302	26,999	76,351
Depreciation and amortization	27,813	32,192	57,195	62,197
Interest expense	41,609	35,117	83,164	70,459
Loss on extinguishment of debt	664	195	1,177	353
Gain on sales and impairment of real estate, net	(8,104)	(2,845)	(5,611)	(2,381)
Investment income	(556)	(716)	(1,203)	(1,271)
Reversal of loan losses	—	—	—	(500)
Loss on forfeited deposits	39	6	41	1,409
NOI	$38,577	$54,257	$87,140	$107,456

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and six months ended June 30, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss	$(30,247)	$(10,940)	$(41,187)	$(60,775)	$(9,189)	$(69,964)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,218	728	4,946	4,182	788	4,970
General and administrative expenses	12,571	782	13,353	54,147	1,155	55,302
Depreciation and amortization	22,874	4,939	27,813	26,696	5,496	32,192
Interest expense	34,942	6,667	41,609	28,244	6,873	35,117
Loss on extinguishment of debt	655	9	664	195	—	195
(Gain)/loss on sales and impairment of real estate, net	(10,057)	1,953	(8,104)	(2,866)	21	(2,845)
Investment income	(520)	(36)	(556)	(619)	(97)	(716)
Loss on forfeited deposits	39	—	39	6	—	6
NOI	$34,475	$4,102	$38,577	$49,210	$5,047	$54,257

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss	$(63,666)	$(20,882)	$(84,548)	$(86,659)	$(22,456)	$(109,115)
Adjustments to reconcile net loss to NOI:
Advisory fees	8,437	1,489	9,926	8,383	1,571	9,954
General and administrative expenses	25,298	1,701	26,999	70,108	6,243	76,351
Depreciation and amortization	47,034	10,161	57,195	51,173	11,024	62,197
Interest expense	69,605	13,559	83,164	56,849	13,610	70,459
Loss on extinguishment of debt	1,125	52	1,177	353	—	353
(Gain)/loss on sales and impairment of real estate, net	(8,873)	3,262	(5,611)	(2,107)	(274)	(2,381)
Investment income	(1,166)	(37)	(1,203)	(1,174)	(97)	(1,271)
Reversal of loan losses	—	—	—	—	(500)	(500)
Loss on forfeited deposits	41	—	41	6	1,403	1,409
NOI	$77,835	$9,305	$87,140	$96,932	$10,524	$107,456

Net Operating Income for Our 2025-2026 Same Home and Non-Same Home Properties for the Three Months Ended June 30, 2026 and 2025

There are 14,788 homes in our 2025-2026 same home pool (our “2025-2026 Same Home” properties). To be included as a “2025-2026 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2025-2026 Same Home properties for the period ended June 30, 2026 and June 30, 2025 were stabilized by October 1, 2024 and held through June 30, 2026. 2025-2026 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2025-2026 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our VineBrook Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view 2025-2026 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2026 and 2025 for our 2025-2026 Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Same Home
Rental income (1)	$57,328	$57,627	$(299)	-0.5%
Other income (1)	1,230	667	563	84.4%
Same Home revenues	58,558	58,294	264	0.5%
Non-Same Home
Rental income (1)	12,541	33,431	(20,890)	(62.5)%
Other income (1)	5,283	2,428	2,855	N/M
Non-Same Home revenues	17,824	35,859	(18,035)	-50.3%
Total revenues	76,382	94,153	(17,771)	-18.9%

Operating expenses
Same Home
Property operating expenses (1)	10,981	10,311	670	6.5%
Real estate taxes and insurance	10,682	10,716	(34)	-0.3%
Property management fees (2)	1,441	—	1,441	N/M
Same Home operating expenses	23,104	21,027	2,077	9.9%
Non-Same Home
Property operating expenses (1)	7,739	11,040	(3,301)	-29.9%
Real estate taxes and insurance	6,054	7,196	(1,142)	(15.9)%
Property management fees (2)	908	633	275	43.4%
Non-Same Home operating expenses	14,701	18,869	(4,168)	-22.1%
Total operating expenses	37,805	39,896	(2,091)	-5.2%

NOI
Same Home	35,454	37,267	(1,813)	-4.9%
Non-Same Home	3,123	16,990	(13,867)	(81.6)%
Total NOI	$38,577	$54,257	$(15,680)	-28.9%

(1)
Presented net of resident chargebacks.
(2)
Property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2025-2026 Same Home Results of Operations for the Three Months Ended June 30, 2026 and 2025

As of June 30, 2026, our 2025-2026 Same Home properties were approximately 94.8% occupied with a weighted average monthly effective rent per occupied home of $1,354. As of June 30, 2025, our 2025-2026 Same Home properties were approximately 95.5% occupied with a weighted average monthly effective rent per occupied home of $1,352. For our

2025-2026 Same Home properties, we recorded the following operating results for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:

Revenues

Rental income. Rental income was $57.3 million for the three months ended June 30, 2026 compared to $57.6 million for the three months ended June 30, 2025, which was a decrease of approximately $0.3 million, or 0.5%. The decrease is related to a 0.7% decrease in occupancy, partially offset by a 0.1% increase in the weighted average monthly effective rent per occupied home.

Other income. Other income was approximately $1.2 million for the three months ended June 30, 2026 compared to approximately $0.7 million for the three months ended June 30, 2025, which was an increase of approximately $0.5 million, or 84.4%. This increase was primarily due to the increase in overall fees charged to single family properties of $0.5 million.

Expenses

Property operating expenses. Property operating expenses were $11.0 million for the three months ended June 30, 2026 compared to $10.3 million for the three months ended June 30, 2025, which was an increase of approximately $0.7 million, or 6.5%. The increase was primarily related to an increase in repair and maintenance expense of $4.8 million and an increase in leasing expense of $1.7 million, partially offset by a decrease in turnover costs of $2.6 million and a $3.2 million decrease attributable to property management payroll.

Real estate taxes and insurance. Real estate taxes and insurance costs were $10.7 million for the three months ended June 30, 2026 compared to $10.7 million for the three months ended June 30, 2025, with no change quarter over quarter. An increase in real estate taxes of $0.2 million, was offset by a decrease in property insurance costs of $0.2 million.

Property management fees. Property management fees were $1.4 million for the three months ended June 30, 2026 compared to zero for the three months ended June 30, 2025, which was an increase of approximately $1.4 million, or 100.0%. The increase is due to the Externalization.

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Same Home revenues	$58,558	$58,294
Non-Same Home revenues	17,824	35,859
Chargebacks	4,963	51
Total revenues	$81,345	$94,204

Same Home operating expenses	23,104	21,027
Non-Same Home operating expenses	14,701	18,869
Chargebacks	4,963	51
Total operating expenses	$42,768	$39,947

Net Operating Income for Our 2025-2026 Same Home and Non-Same Home Properties for the Six Months Ended June 30, 2026 and 2025

There are 14,788 homes in our 2025-2026 same home pool. To be included as a “2025-2026 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2025-2026 Same Home properties for the period ended June 30, 2026 and June 30, 2025 were stabilized by October 1, 2024 and held through June 30, 2026. 2025-2026 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2025-2026 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our VineBrook Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view 2025-2026 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2026 and 2025 for our 2025-2026 Same Home and Non-Same Home properties (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Same Home
Rental income (1)	$114,011	$114,371	$(360)	-0.3%
Other income (1)	2,388	1,325	1,063	80.2%
Same Home revenues	116,399	115,696	703	0.6%
Non-Same Home
Rental income (1)	28,523	66,894	(38,371)	(57.4)%
Other income (1)	12,459	3,954	8,504	N/M
Non-Same Home revenues	40,982	70,848	(29,866)	-42.2%
Total revenues	157,381	186,544	(29,163)	-15.6%

Operating expenses
Same Home
Property operating expenses (1)	19,408	19,985	(577)	-2.9%
Real estate taxes and insurance	21,531	21,545	(14)	-0.1%
Property management fees (2)	2,908	—	2,908	N/M
Same Home operating expenses	43,847	41,530	2,317	5.6%
Non-Same Home
Property operating expenses (1)	12,102	22,749	(10,647)	-46.8%
Real estate taxes and insurance	12,357	13,566	(1,209)	(8.9)%
Property management fees (2)	1,935	1,243	692	55.7%
Non-Same Home operating expenses	26,394	37,558	(11,164)	-29.7%
Total operating expenses	70,241	79,088	(8,847)	-11.2%

NOI
Same Home	72,552	74,166	(1,614)	-2.2%
Non-Same Home	14,588	33,290	(18,702)	(56.2)%
Total NOI	$87,140	$107,456	$(20,316)	-18.9%
(1)
Presented net of resident chargebacks.
(2)
Property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2025-2026 Same Home Results of Operations for the Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, our 2025-2026 Same Home properties were approximately 94.8% occupied with a weighted average monthly effective rent per occupied home of $1,354. As of June 30, 2025, our 2025-2026 Same Home properties were approximately 95.5% occupied with a weighted average monthly effective rent per occupied home of $1,352. For our 2025-2026 Same Home properties, we recorded the following operating results for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

Revenues

Rental income. Rental income was $114.0 million for the six months ended June 30, 2026 compared to $114.4 million for the six months ended June 30, 2025, which was a decrease of approximately $0.3 million, or 0.3%. The decrease is related to a 0.7% decrease in occupancy, partially offset by a 0.1% increase in the weighted average monthly effective rent per occupied home.

Other income. Other income was approximately $2.4 million for the six months ended June 30, 2026 compared to approximately $1.3 million for the six months ended June 30, 2025, which was an increase of approximately $1.1 million, or 80.2%. This increase was primarily due to the increase in overall fees charged to single family properties of $1.1 million.

Expenses

Property operating expenses. Property operating expenses were $19.4 million for the six months ended June 30, 2026 compared to $20.0 million for the six months ended June 30, 2025, which was a decrease of approximately $0.6 million, or 2.9%. The decrease was primarily related to a decrease in turnover costs of $5.1 million and a $6.5 million decrease attributable to property management payroll, partially offset by an increase in repair and maintenance expense of $8.4 million and an increase in leasing expense of $2.6 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $21.5 million for the six months ended June 30, 2026 compared to $21.5 million for the six months ended June 30, 2025, with no change quarter over quarter. An increase in real estate taxes of $0.4 million, was offset by a decrease in property insurance costs of $0.4 million.

Property management fees. Property management fees were $2.9 million for the six months ended June 30, 2026 compared to zero for the six months ended June 30, 2025, which was an increase of approximately $2.9 million, or 100.0%. The increase is due to the Externalization.

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Same Home revenues	$116,399	$115,696
Non-Same Home revenues	40,982	70,848
Chargebacks	11,373	421
Total revenues	$168,754	$186,965

Same Home operating expenses	43,847	41,530
Non-Same Home operating expenses	26,394	37,558
Chargebacks	11,373	421
Total operating expenses	$81,614	$79,509

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

Core FFO makes certain adjustments to FFO, which are not representative of the ongoing operating performance of our Portfolio. Core FFO adjusts FFO to remove items such as (1) losses on forfeited deposits, (2) gains or losses on extinguishment of debt, (3) non-cash interest expenses, (4) reversal of (provision for) loan losses, (5) transaction costs incurred in connection with the Externalization, acquisitions, dispositions and issuance of debt and other costs not related to core real estate operations and (6) equity-based compensation expense. We believe Core FFO is useful as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs.

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months Ended June 30, 2026 to 2025
	2026	2025	2026	2025	$ Change	% Change
Net loss attributable to stockholders	$(31,264)	$(58,685)	$(64,732)	$(89,155)	$24,423	-27.4%
Net loss attributable to NCI in the OP	(8,884)	(10,494)	(18,170)	(16,369)	(1,801)	11.0%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(4,177)	(3,968)	(7,977)	(9,671)	1,694	-17.5%
Net loss attributable to noncontrolling interest in consolidated VIEs	(573)	(528)	(1,091)	(1,343)	252	-18.8%
Depreciation and amortization	27,813	32,192	57,195	62,197	(5,002)	-8.0%
Gain on sales and impairment of real estate, net	(8,104)	(2,845)	(5,611)	(2,381)	(3,230)	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(25,189)	(44,328)	(40,386)	(56,722)	16,336	-28.8%

FFO per share - basic	$(0.78)	$(1.43)	$(1.25)	$(1.86)	$0.61	-32.8%
FFO per share - diluted	$(0.78)	$(1.43)	$(1.25)	$(1.86)	$0.61	-32.8%

Loss on forfeited deposits	39	6	41	1,409	(1,368)	100.0%
Loss on extinguishment of debt	664	195	1,177	353	824	N/M
Non-cash interest expense	9,936	8,428	18,545	17,465	1,080	6.2%
Reversal of (provision for) loan losses	—	—	—	(500)	500	-100.0%
Transaction and other costs	268	3,212	1,078	7,869	(6,791)	-86.3%
Equity-based compensation expense	3,901	38,927	7,273	43,889	(36,616)	-83.4%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(10,381)	6,440	(12,272)	13,763	(26,035)	N/M

Core FFO per share - basic	$(0.32)	$0.21	$(0.38)	$0.45	$(0.83)	N/M
Core FFO per share - diluted	$(0.32)	$0.20	$(0.38)	$0.44	$(0.82)	N/M

Recurring capital expenditures	(6,711)	(6,405)	(10,488)	(11,256)	768	-6.8%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(17,092)	35	(22,760)	2,507	(25,267)	N/M

AFFO per share - basic	$(0.53)	$—	$(0.70)	$0.08	$(0.78)	N/M
AFFO per share - diluted	$(0.53)	$—	$(0.70)	$0.08	$(0.78)	N/M

Weighted average shares outstanding - basic	32,400	30,940	32,297	30,577
Weighted average shares outstanding - diluted (1)	32,713	32,203	32,614	31,612

Dividends declared per share	$0.5301	$0.5301	$1.0602	$1.0602

Net loss attributable to stockholders per share/unit - diluted	$(1.20)	$(2.28)	$(2.48)	$(3.48)
Net loss attributable to stockholders Coverage - diluted (2)	-2.26x	-4.30x	-2.34x	-3.28x
FFO Coverage - diluted (3)	-1.47x	-2.70x	-1.18x	-1.75x
Core FFO Coverage - diluted (3)	-0.60x	0.38x	-0.36x	0.42x
AFFO Coverage - diluted (3)	-1.00x	0.00x	-0.66x	0.08x

(1)
For the three and six months ended June 30, 2026 and 2025, includes approximately 724,975 shares and 1,185,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares of the Company and PI Units not contingent upon an IPO, change in control or Company Listing Event.
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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the three and six months ended June 30, 2026 and 2025. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss attributable to stockholders	$(25,700)	$(5,564)	$(31,264)	$(54,381)	$(4,304)	$(58,685)
Net loss attributable to redeemable NCI in the OP	(8,258)	(626)	(8,884)	(10,105)	(389)	(10,494)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(4,177)	(4,177)	—	(3,968)	(3,968)
Net loss attributable to NCI in consolidated VIEs	—	(573)	(573)	—	(528)	(528)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,198	—	2,198	2,198	—	2,198
Net income attributable to Redeemable Series B Preferred stock	1,513	—	1,513	1,513	—	1,513
Net Loss	$(30,247)	$(10,940)	$(41,187)	$(60,775)	$(9,189)	$(69,964)

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss attributable to stockholders	$(54,108)	$(10,624)	$(64,732)	$(78,662)	$(10,493)	$(89,155)
Net loss attributable to redeemable NCI in the OP	(16,980)	(1,190)	(18,170)	(15,420)	(949)	(16,369)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(7,977)	(7,977)	—	(9,671)	(9,671)
Net loss attributable to NCI in consolidated VIEs	—	(1,091)	(1,091)	—	(1,343)	(1,343)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	4,396	—	4,396	4,397	—	4,397
Net income attributable to Redeemable Series B Preferred stock	3,026	—	3,026	3,026	—	3,026
Net Loss	$(63,666)	$(20,882)	$(84,548)	$(86,659)	$(22,456)	$(109,115)

The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the three and six months ended June 30, 2026 and 2025, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months Ended June 30, 2026 to 2025
	2026	2025	2026	2025	$ Change	% Change
Net loss attributable to stockholders	$(25,700)	$(54,381)	$(54,108)	$(78,662)	$24,554	-31.2%
Net loss attributable to NCI in the OP	(8,258)	(10,105)	(16,980)	(15,420)	(1,560)	10.1%
Depreciation and amortization	22,874	26,696	47,034	51,173	(4,139)	-8.1%
Gain on sales and impairment of real estate, net	(10,057)	(2,866)	(8,873)	(2,107)	(6,766)	N/M
VineBrook FFO attributable to stockholders and NCI in the OP	(21,141)	(40,656)	(32,927)	(45,016)	12,089	-26.9%

VineBrook FFO per share - basic	$(0.65)	$(1.31)	$(1.02)	$(1.47)	$0.45	-30.6%
VineBrook FFO per share - diluted	$(0.65)	$(1.31)	$(1.02)	$(1.47)	$0.45	-30.6%

Loss on forfeited deposits	39	6	41	6	35	100.0%
Investment income (1)	989	1,248	2,030	2,594	(564)	-21.7%
Loss on extinguishment of debt	655	195	1,125	353	772	N/M
Non-cash interest expense	9,828	8,307	18,277	17,260	1,017	5.9%
Transaction and other costs	253	3,212	963	3,740	(2,777)	-74.3%
Equity-based compensation expense	3,792	38,798	7,055	43,631	(36,576)	-83.8%
VineBrook Core FFO attributable to stockholders and NCI in the OP	(5,585)	11,110	(3,436)	22,568	(26,004)	N/M

VineBrook Core FFO per share - basic	$(0.17)	$0.36	$(0.11)	$0.74	$(0.85)	N/M
VineBrook Core FFO per share - diluted	$(0.17)	$0.34	$(0.11)	$0.71	$(0.82)	N/M

Recurring capital expenditures	(6,711)	(6,405)	(10,488)	(11,256)	768	-6.8%
VineBrook AFFO attributable to stockholders and NCI in the OP	(12,296)	4,705	(13,924)	11,312	(25,236)	N/M

VineBrook AFFO per share - basic	$(0.38)	$0.15	$(0.43)	$0.37	$(0.80)	N/M
VineBrook AFFO per share - diluted	$(0.38)	$0.15	$(0.43)	$0.36	$(0.79)	N/M

Weighted average shares outstanding - basic	32,400	30,940	32,297	30,577
Weighted average shares outstanding - diluted (2)	32,713	32,203	32,614	31,612

Dividends declared per share	$0.5301	$0.5301	$1.0602	$1.0602

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.20)	$(2.28)	$(2.48)	$(3.48)
Net loss attributable to stockholders Coverage - diluted (4)	-2.26x	-4.30x	-2.34x	-3.28x
VineBrook FFO Coverage - diluted (5)	-1.23x	-2.47x	-0.96x	-1.39x
VineBrook Core FFO Coverage - diluted (5)	-0.32x	0.60x	-0.10x	0.67x
VineBrook AFFO Coverage - diluted (5)	-0.72x	0.28x	-0.41x	0.34x

(1)
Investment income in the table above includes approximately less than $0.1 million and $0.2 million of interest income from the SFR OP Convertible Notes and promissory notes with NexPoint Homes and the SFR OP and approximately $1.0 million and $0.9 million of dividend income from the investment in NexPoint Homes for the three months ended June 30, 2026 and 2025, respectively. Additionally, investment income in the table above includes approximately $0.1 million and $0.6 million of interest income from the SFR OP Convertible Notes and promissory notes with NexPoint Homes and the SFR OP and approximately $1.9 million and $1.8 million of dividend income from the investment in

NexPoint Homes for the six months ended June 30, 2026 and 2025, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)
For the three and six months ended June 30, 2026 and 2025, includes approximately 724,975 shares and 1,185,000 shares respectively, related to the assumed vesting of RSUs, performance shares and PI Units not contingent upon an IPO, change in control, or Company Listing Event.
(3)
For the six months ended June 30, 2026 and 2025, the net loss attributable to stockholders per share/unit (diluted) includes $(0.41) per common share for both periods related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)
Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.
(5)
Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.

The six months ended June 30, 2026 as compared to the six months ended June 30, 2025

VineBrook FFO was negative $32.9 million for the six months ended June 30, 2026 compared to negative $45.0 million for the six months ended June 30, 2025, which was an increase of approximately $12.1 million. The change in VineBrook FFO between the periods primarily relates to an increase in the VineBrook Portfolio’s other income of $8.6 million and decreases in the VineBrook Portfolio’s property operating expenses of $1.1 million, real estate taxes and insurance of $0.4 million and general and administrative expenses of $44.8 million, partially offset by the decrease in rental income of $25.4 million and increases in the VineBrook Portfolio’s interest expense of $12.8 million, property management fees of $3.7 million and advisory fees and other expenses, net of $0.9 million.

VineBrook Core FFO was negative $3.4 million for the six months ended June 30, 2026 compared to $22.6 million for the six months ended June 30, 2025, which was a decrease of approximately $26.0 million. The change in VineBrook Core FFO between the periods primarily relates to decreases in the VineBrook Portfolio’s equity-based compensation expense of $36.6 million, transaction and other costs of $2.8 million and investment income of $0.6 million, partially offset by an increase in VineBrook FFO of $12.1 million and increases in the VineBrook Portfolio’s non-cash interest expense of $1.0 million and loss on extinguishment of debt of $0.8 million, which are all added back to arrive at VineBrook Core FFO.

VineBrook AFFO was negative $13.9 million for the six months ended June 30, 2026 compared to $11.3 million for the six months ended June 30, 2025, which was a decrease of approximately $25.2 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO of $26.0 million, partially offset by a decrease in the VineBrook Portfolio's recurring capital expenditures of $0.8 million.

The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 22.4% in VineBrook interest expense (or 18.7% on a per share basis). The weighted average interest rate of debt decreased from 5.3730% as of June 30, 2025 to 5.1475% as of June 30, 2026 for the VineBrook Portfolio, which has partially offset the decrease in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into two interest rate derivative agreements with an aggregate notional amount of approximately $584.9 million in order to partially offset the impact of interest rates.

Net Asset Value

We calculate NAV per share for purposes of determining the number of shares issued under the Company’s DRIP and the price paid for shares repurchased under our Amended Share Repurchase Plan (as defined below). The number of shares of Common Stock or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share. The purchase price at which Common Stock may be repurchased in accordance with the terms of the Amended

Share Repurchase Plan (as defined below) is generally based on the most recent NAV per share in effect at the time of repurchase.

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

Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The following table presents our historical NAV as determined by the Pricing Committee since December 31, 2024:

Date	NAV per share
June 30, 2026	$52.68
March 31, 2026	54.24
December 31, 2025	54.88
September 30, 2025	54.84
June 30, 2025	54.25
March 31, 2025	54.56
December 31, 2024	54.54

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
•
advisory fees payable to our Adviser;
•
property management, asset management and real estate development services fees payable to our property managers;
•
general and administrative expenses; and
•
capital expenditures related to upcoming acquisitions and rehabilitation of owned homes.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances, sales of homes and debt financing.

Subsequent to June 30, 2026, the Company paid off $542.0 million of the debt obligations coming due. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $612.2 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027, the NexPoint Homes MetLife Note 2, which matures on August 12, 2027, the JPM Acquisition Facility, which matures on July 9, 2027 and the SFR OP Convertible Notes, which mature on June 30, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 and (iv) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. Subsequent to June 30, 2026, the Company sold 396 homes and 46 homes, respectively, for net proceeds of approximately $50.8 million and $10.9 million in the VineBrook Portfolio and the NexPoint Homes Portfolio, respectively. Additionally, subsequent to June 30, 2026, the VineBrook Portfolio and the NexPoint Homes Portfolio had 427 homes and 8 homes under contract to be sold, respectively, for estimated net proceeds of approximately $55.0 million and $1.8 million, respectively. The Company intends to sell approximately 3,000 homes over the next twelve months to generate net proceeds of approximately $390.8 million in the VineBrook Portfolio. Additionally, the Company intends to sell approximately 725 homes over the next twelve months to generate proceeds of approximately $183.9 million in the NexPoint Homes Portfolio. The sale of homes from the Portfolio could cause a decrease in net operating income, but the net operating income decrease is expected to be offset by the interest savings from the debt pay downs. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 obligations primarily using debt or equity financing before they come due. Given the Company's historical ability to refinance debt, as well as the robust debt market, the Company expects to be able to refinance debt as necessary to meet its debt obligations going forward. The Company plans to use funds from operations and proceeds from home dispositions to pay off the SFR OP Convertible Notes. The Company intends to exercise its one-year extension option on the JPM Acquisition Facility. In considering whether it is probable the Company will be able to exercise its extension option, the Company performed a comprehensive assessment including the Company’s expected ability to meet the required criteria. As a result, the Company has concluded it is probable that the extension will be exercised prior to the initial maturity date of the JPM Acquisition Facility. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash Flows

The six months ended June 30, 2026 and 2025

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(9,999)	$(215)
Net cash provided by investing activities	65,035	45,972
Net cash used in financing activities	(105,891)	(52,756)
Change in cash and restricted cash	(50,855)	(6,999)
Cash and restricted cash, beginning of year	145,185	84,632
Cash and restricted cash, end of year	94,330	77,633

The six months ended June 30, 2026 as compared to the six months ended June 30, 2025

Cash flows from operating activities. During the six months ended June 30, 2026, net cash used in operating activities was $10.0 million compared to net cash used by operating activities of $0.2 million for the six months ended June 30, 2025. The change in cash flows from operating activities was primarily due to an increase in net loss, adjusted for non-cash items, of $11.8 million and a decrease in net cash received on derivative settlements and premiums of $19.1 million, partially offset by increases in accounts payable and other accrued liabilities of $6.1 million, accrued interest payable of $5.1 million, accrued real estate taxes payable of $3.3 million and accounts receivable of $2.4 million.

Cash flows from investing activities. During the six months ended June 30, 2026, net cash provided by investing activities was $65.0 million compared to net cash provided by investing activities of $46.0 million for the six months ended June 30, 2025. The change in cash flows from investing activities was primarily due to an increase in net proceeds from sales of real estate, partially offset by an increase in acquisitions of real estate investments and an increase in additions to real estate investments.

Cash flows from financing activities. During the six months ended June 30, 2026, net cash used in financing activities was $105.9 million compared to net cash used in financing activities of $52.8 million for the six months ended June 30, 2025. The change in cash flows from financing activities was mainly due to an increase in notes payable principal payments, partially offset by increases in notes payable proceeds received and credit facilities proceeds received and a decrease in credit facilities principal payments.

Debt, Derivatives and Hedging Activity

Debt

As of June 30, 2026, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.2 billion at a weighted average interest rate of 5.1475% and an adjusted weighted average interest rate of 4.8076%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the weighted average fixed rate of 2.5188%, representing a weighted average fixed rate for SOFR, for one-month term SOFR, daily SOFR and daily SOFR plus 0.1145%, on our $584.9 million notional amount of interest rate cap agreements, which effectively fixes the interest rate on $584.9 million of our floating rate debt. See Notes 5 and 6 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of June 30, 2026 (dollars in thousands):

	Type	Outstanding Principal as of June 30, 2026	Interest Rate (1)	Maturity
JPM Acquisition Facility	Floating	129,469	6.00%	7/9/2027
JPM Term Loan	Floating	447,122	5.55%	9/10/2027
Barings Term Loan	Fixed	308,172	5.44%	10/17/2030
ABS I Loan	Fixed	341,110	4.92%	12/8/2028
ABS II Loan	Fixed	389,029	4.65%	3/9/2029
MetLife Term Loan I	Fixed	285,177	4.50%	8/22/2029
MetLife Term Loan II	Fixed	237,305	4.75%	11/4/2029
OSL Loan III	Fixed	15,000	9.25%	2/25/2028
OSL Loan IV	Fixed	5,000	9.50%	6/8/2027
NREF Revolver	Fixed	18,000	9.75%	5/7/2028
TrueLane Mortgage	Fixed	7,308	5.35%	2/1/2028
Crestcore II Note	Fixed	2,239	5.12%	7/9/2029
Crestcore IV Note	Fixed	1,978	5.12%	7/9/2029
Total Outstanding Principal		$2,186,909

(1)
Represents the interest rate as of June 30, 2026. Except for fixed rate debt, the interest rate is 30-day average SOFR, daily SOFR or one-month term SOFR, plus an applicable margin. The 30-day average SOFR as of June 30, 2026 was 3.6318%, daily SOFR as of June 30, 2026 was 3.6800% and one-month term SOFR as of June 30, 2026 was 3.6520%.

In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $477.6 million of debt outstanding as of June 30, 2026 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $129.5 million and $82.6 million, respectively. As of June 30, 2026 and December 31, 2025, there was $370.5 million and $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility, respectively. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into the JPM Term Loan with JPM, and the lenders party thereto from time to time, including OSL. The JPM Term Loan provides for term loans of $485.0 million, all of which were drawn on September 11, 2025. Borrowings under the JPM Term Loan will generally bear interest at term SOFR for the interest period plus 1.90%, provided that the Company may elect for the JPM Term Loan to bear interest at (i) the greater of the prime rate, the federal funds effective rate plus 0.5%, and one-month term SOFR plus 1.0%, in each case, plus 0.90% or (ii) adjusted daily effective SOFR plus 1.90%. The JPM Term Loan is interest-only and matures on September 10, 2027. The Company used the proceeds from the JPM Term Loan to fully repay the outstanding balances of the Warehouse Facility and the OSL Loan II. On May 31, 2026, the Company entered into a Consent and First Amendment to the JPM Term Loan with JPM, as administrative agent, and the other lenders party thereto which, among other things, provides for the revision of certain financial tests required under the JPM Term Loan.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Term Loan was $447.1 million and $474.9 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the Barings Term Loan was $308.2 million and $323.0 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The ABS I Loan is collateralized by 2,496 single-family rental homes, and as of June 30, 2026, approximately 12.68% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS I Loan was $341.1 million and $366.9 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The ABS II Loan is collateralized by 2,372 single-family rental homes, and as of June 30, 2026, approximately 12.05% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS II Loan was $389.03 million and $397.1 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan I Facilities was $285.2 million and $308.9 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan II Facility was $237.3 million and $245.0 million, respectively. As of June 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of June 30, 2026, the outstanding principal balance of the OSL Loan III was $15.0 million. As of June 30, 2026, there was zero remaining availability to be drawn on the OSL Loan III. The OSL Loan III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

OSL Loan IV

On June 8, 2026, the OP, as borrower, entered into a secured revolving credit agreement for an aggregate amount of up to $5.0 million (the “OSL Loan IV”) with OSL. The OP drew $5.0 million under the OSL Loan IV on June 8, 2026. The OSL Loan IV provides for a 1-year, interest-only loan at a 9.50% fixed interest rate and is guaranteed by the Company.

As of June 30, 2026, the outstanding principal balance of the OSL Loan IV was $5.0 million. As of June 30, 2026, there was zero remaining availability to be drawn on the OSL Loan IV. The OSL Loan IV, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

NREF Revolver

On May 7, 2026, the OP, as borrower, entered into a secured revolving credit agreement for an aggregate amount of up to $20.0 million with NREF OP as lender (the “NREF Revolver”). The OP drew $10.0 million and $8.0 million under the NREF Revolver on June 25, 2026 and June 29, 2026, respectively. The NREF Revolver provides for a 2-year, interest-only loan at a 9.75% fixed interest rate. The proceeds of the NREF Revolver are intended to be used for general corporate purposes and the acquisition of homes in BTR communities.

As of June 30, 2026, the outstanding principal balance of the NREF Revolver was $18.0 million. As of June 30, 2026, there was $2.0 million remaining availability to be drawn on the NREF Revolver. The NREF Revolver, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

Refinancing of Capital

We intend to invest in additional homes, including BTR communities, as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of shares of Common Stock, Preferred Stock or other securities or property dispositions.

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

Interest Rate Derivative Agreements

For a description of the Company's interest rate swap activity during the year ended December 31, 2025, see Note 6 to the consolidated financial statements included in our Annual Report. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into the RBC Cap with a notional amount of $31.9 million. During the year ended December 31, 2025, the Company, through the OP, entered into subsequent modifications of the RBC Cap, wherein the notional amount was increased to $82.9 million as of December 31, 2025. On January 9, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $94.9 million. On March 30, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $97.9 million. On May 1, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $118.9 million. On May 28, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $130.9 million. On June 29, 2026, the Company, through the OP, paid a premium of less than $0.1 million and modified the RBC Cap, wherein the notional amount was increased to $134.9 million. On February 11, 2026, the Company, through the OP, paid a premium of approximately $6.8 million and entered into an interest rate cap transaction with JPMorgan Chase Bank, N.A. with a notional amount of $450.0 million (the “JPM Cap”). The interest rate caps effectively cap one-month term SOFR at 4.25% on $134.9 million and 2.00% on $450.0 million on floating rate debts. The interest rate caps expire on July 9, 2027 and March 1, 2027, respectively.

Investments in Subsidiaries

As of June 30, 2026, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 19,689 properties in the VineBrook Portfolio and 1,871 properties in the NexPoint Homes Portfolio, through 19 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of June 30, 2026, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralizes the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	30	$3,110	100%	Yes		1,944
NREA VB II, LLC	41	4,190	100%	Yes		2,657
NREA VB III, LLC	409	39,307	100%	Yes		26,507
NREA VB IV, LLC	121	12,304	100%	Yes		7,842
NREA VB V, LLC	1,077	71,859	100%	Yes		69,800
NREA VB VI, LLC	91	9,572	100%	Yes		5,898
NREA VB VII, LLC	21	1,973	100%	Yes		1,361
True FM2017-1, LLC	164	16,084	100%	Yes		7,308
VB One, LLC	5,012	676,379	100%	Yes		324,826
VB Two, LLC	1,453	146,183	100%	Yes		165,352
VB Three, LLC	1,255	188,656	100%	Yes		142,820
VB Five, LLC	104	12,383	100%	Yes		4,217
VB Eight, LLC	97	14,454	100%	Yes		6,287
VB Nine, LLC	1,145	166,328	100%	Yes		142,419
VB Ten, LLC	1,154	166,747	100%	Yes		142,758
VB Eleven, LLC	1,951	183,016	100%	Yes		237,305
VB Twelve, LLC	696	207,148	100%	Yes		129,469
VineBrook Homes Borrower 1, LLC	2,496	361,185	100%	Yes		341,110
VineBrook Homes Borrower 2, LLC	2,372	356,923	100%	Yes		389,029
NexPoint Homes	1,871	550,233	84%	No	(1)	371,864
	21,560	$3,188,034				$2,520,773	(2)

(1)
Assets held, directly or indirectly, by NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)
In addition to the debt allocated to the SPEs noted above, as of June 30, 2026, NexPoint Homes had approximately $105.8 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes and the $12.5 million promissory note by and between the SFR OP and NREF as of June 30, 2026.

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the three months ended June 30, 2026 and 2025. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2024.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2026. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the three months ended June 30, 2026 and 2025, $1.1 million and no impairments on operating properties were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the six months ended June 30, 2026 and 2025, $9.4 million and $1.0 million of impairments on operating properties were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).

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

Interest Rate Risk

A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation and interest rates), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the JPM Acquisition Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes and BTR communities, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes and BTR communities targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

As of June 30, 2026, we had total indebtedness of $2.7 billion which includes $576.6 million of outstanding variable-rate debt. As of June 30, 2026, we had effectively converted 101.4% of these borrowings to a fixed rate through interest rate cap agreements. Our variable-rate borrowings bear interest at the 30-day average SOFR, daily SOFR or one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the 30-day average SOFR, daily SOFR or one-month term SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate cap agreements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Annual Report.

New and proposed laws and regulations restricting institutional ownership of single-family homes could impede our ability to operate or grow our business.

Various legislative and regulatory bodies, including at the federal, state and local level, have been focused on the shortage of residential housing in the United States and significant increases in the cost of housing. For example, the ROAD Act, which was enacted into federal law on July 11, 2026 and will take effect on January 7, 2027, generally imposes a federal restriction on our ability to purchase single-family homes, subject to various exemptions such as purchases of homes (i) that are newly-constructed or pursuant to a build-to-rent program, (ii) from other large institutional investors, or (iii) with a requirement to substantially renovate the home, among others. In addition, some states and local jurisdictions have passed or proposed laws or regulations (i) imposing prohibitions or limitations on corporate entities purchasing and renting single-family homes, (ii) restricting developers from selling single-family homes to corporate entities intending to rent such homes, (iii) imposing tax and financial disincentives on corporate ownership of single-family homes for rent, and (iv) imposing adverse zoning restrictions on corporate ownership of single-family homes for rent.

Although we have focused on a disposition strategy and have not been acquiring a significant number of homes other than homes in BTR communities in recent years, the ROAD Act may adversely impact our ability to do so in the future. In addition, the ROAD Act and the similar state and local initiatives noted above could impose significant costs, restrict the locations where we can operate our business, or adversely impact our tax profile, including our status as a REIT. Further, the ROAD Act and the prospect of other such laws or regulations may adversely impact our access to capital markets and the attractiveness of our securities to certain investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Common Stock

The following table presents information regarding the DRIP that have not been previously disclosed in Current Reports on Form 8-K (dollars in thousands, except per share amounts).

	Common Stock DRIP
Month Ended	Shares Reinvested	DRIP Price (1)	Reinvestment Amount (2)
May 31, 2026	89,079	53.23	—

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

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	101,174	54.24	101,174	65,394
Total	101,174	$54.24	101,174	$65,394

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 14, 2026, VB One, LLC (“VB One”) and the subsidiary borrowers party thereto from time to time (collectively, the “Barings Loan II Borrowers”), indirect subsidiaries of Company, as borrowers, entered into a loan agreement (the “Barings Term Loan II Agreement”) that provided for a $547.0 million loan with Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company which has been fully funded with an original issue discount of 3.0% of the Barings Term Loan II. The Company used approximately (i) $30.0 million of the proceeds from the Barings Term Loan II to pay down and extinguish the Bluerock Loan and (ii) $447.1 million of the proceeds from the Barings Term Loan II to pay down and extinguish the JPM Term Loan.

The Barings Term Loan II is interest-only and matures on August 14, 2031. The Barings Term Loan II bears interest at 5.948% per annum, payable monthly.

Amounts owed under the Barings Term Loan II Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty on any business day following August 14, 2029. In addition, amounts owed under the Barings Term Loan II Agreement must be prepaid upon (i) a transfer of certain collateral property in an amount equal to the applicable allocated loan amount for the specific property, as provided for in the Barings Term Loan II Agreement (the “Release Amount”); (ii) any condemnation or casualty affecting a collateral property, in an amount equal to the net proceeds thereof (or, in the event of a condemnation, the applicable Release Amount, with Barings Loan II Borrowers funding any shortfall); (iii) a collateral property becoming ineligible under the Barings Term Loan II Agreement that cannot be substituted with another eligible property as collateral, in an amount up to 100% of the allocated amount under the Barings Term Loan II Agreement for such property; (iv) the outstanding principal balance exceeds the aggregate collateral value at any time, requiring prepayment to eliminate the excess. Prior to August 14, 2029, any voluntary or mandatory prepayments will be subject to a prepayment premium equal to the excess, if any, of the sum of the present values of all scheduled payments through the first three years of the Barings Term Loan II, discounted to present value, over the principal amount of the Barings Term Loan II prepaid, subject to limited exceptions, including mandatory prepayments required due to collateral property condemnation or casualties or a transfer of a disqualified property pursuant to certain conditions under the Barings Term Loan II Agreement, each not resulting from voluntary actions by the Barings Loan II Borrowers.

The Barings Term Loan II is secured by real property owned by the Barings Loan II Borrowers and an equity pledge by VB OP Holdings LLC of its equity interests in VB One.

The Barings Term Loan II Agreement also contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a minimum level of net assets of the Company and a minimum debt service coverage ratio and establishment and maintenance of specified cash reserves.

This description of the material terms of the Barings Term Loan II Agreement does not purport to be complete and is qualified in its entirety by reference to the Barings Term Loan II Agreement, which is filed as Exhibit 10.3 to this Quarterly Report and is hereby incorporated by reference into this Item 5.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Secured Revolving Credit Agreement dated May 7, 2026, by and between VineBrook Homes Operating Partnership, L.P., as borrower, and NexPoint Real Estate Finance Operating Partnership, L.P., as lender

10.2*

First Amendment to Credit Agreement, dated as of May 31, 2026, by and among VineBrook Homes Operating Partnership, L.P., as parent borrower, VineBrook Homes Trust, Inc., as guarantor, certain subsidiaries thereto, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent

10.3*

Loan Agreement, dated August 14, 2026, by and among VB One, LLC and certain subsidiary borrowers thereto, as borrowers, VB OP Holdings LLC, as equity owner guarantor, VineBrook Homes Trust, Inc., as parent guarantor, Massachusetts Mutual Life Insurance Company, as Class A Lender and MassMutual Ascend Life Insurance Company, as Class B Lender.

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

VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		August 14, 2026
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		August 14, 2026
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)