Form 10-Q
period 2026-09-30
VINEBROOK HOMES TRUST, INC.
filed 2026-11-10
CIK 1755755

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 25,413,282.31 shares of its Class A Common Stock, par value $0.01 per share, and no shares of its Class I Common Stock, par value $0.01 per share, outstanding.

VineBrook Homes Trust, Inc.

Form 10-Q

Quarter Ended September 30, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of VineBrook Homes Trust, Inc. (“VineBrook”, “we”, “us”, “our”, or the “Company”) other than historical facts may be considered forward-looking statements. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, our intent to invest in newer homes in built-to-rent (“BTR”) communities in higher growth markets, our intent to sell approximately 2,725 homes over the next 12 months and other plans to satisfy upcoming debt obligations within the next 12 months including plans to use funds from operations and proceeds from home dispositions to pay off the SFR OP Convertible Notes (as defined below), our intent to refinance the NexPoint Homes MetLife Note 1 and NexPoint Homes MetLife Note 2 and to exercise the one-year extension option on the JPM Acquisition Facility (each as defined below) and the Company’s intent to redeem all outstanding Series B Preferred Stock (as defined below) on or prior to the fourth anniversary of the original issuance date contain forward-looking information and disclosures. Furthermore, all statements regarding future financial performance (including market conditions) are forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements.

Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown events, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you against relying on any of these forward-looking statements.

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
•
risks related to governmental laws, executive orders, regulations and rules applicable to our properties or business model/operations that currently exist or that may be passed in the future which may impact operations, costs, revenue or growth, including the risk that our growth may be limited on account of restrictions on additional property acquisitions resulting from the 21st Century ROAD to Housing Act enacted in July 2026, which will become effective on January 7, 2027;

•
risks associated with the Evergreen Manager’s ability to terminate the Management Agreements;
•
risks associated with the Evergreen Manager’s limited operating history and rapid growth in the number of properties managed by the Evergreen Manager relative to the size and scale of the Evergreen Manager’s operations;
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

•
risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and
•
any of the other risks included under Item 1A, “Risk Factors” in our Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026 (our “Annual Report”) and in our Form 10-Q filed with the SEC on August 14, 2026.

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

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Operating real estate investments
Land	$465,120	$518,724
Buildings and improvements	2,398,601	2,696,799
Intangible lease assets	1,019	759
Total gross operating real estate investments	2,864,740	3,216,282
Accumulated depreciation and amortization	(457,804)	(463,531)
Total net operating real estate investments	2,406,936	2,752,751
Real estate held for sale, net	239,851	91,540
Total net real estate investments	2,646,787	2,844,291
Investments, at fair value	3,388	3,368
Cash	44,232	95,022
Restricted cash	88,036	50,163
Accounts and other receivables, net	14,404	11,728
Prepaid and other assets	43,480	36,264
Interest rate derivatives, at fair value	4,346	21
Intangible assets, net	9,187	10,399
Asset-backed securitization certificates	78,964	78,964
Goodwill	20,522	20,522
TOTAL ASSETS	$2,953,346	$3,150,742
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net (1)	$2,393,821	$2,530,801
Credit facilities, net	175,708	80,555
Accounts payable and other accrued liabilities (2)	43,847	37,241
Accrued real estate taxes payable	42,008	37,188
Accrued interest payable	40,825	32,915
Security deposit liability	24,326	26,646
Prepaid rents	4,606	4,395
Total Liabilities	$2,725,141	$2,749,741
Redeemable Series A Preferred stock, $0.01 par value: 16,000,000 shares authorized; 4,996,000 and 4,996,000 shares issued and outstanding, respectively	124,000	123,494
Redeemable noncontrolling interests in the OP	253,984	277,844
Redeemable noncontrolling interests in consolidated VIEs	71,488	67,835
Stockholders' Equity:
Class A Common stock, $0.01 par value: 300,000,000 shares authorized; 26,237,004 and 25,912,630 shares issued and outstanding, respectively	265	261
Series B Preferred stock, $0.01 par value: 2,548,240 shares authorized; 2,548,240 and 2,548,240 shares issued and outstanding, respectively	25	25
Additional paid-in capital	750,346	761,850
Distributions in excess of retained earnings	(971,541)	(834,825)
Accumulated other comprehensive income	—	2,294
Total Stockholders' (Deficit) Equity	(220,905)	(70,395)
Noncontrolling interests in consolidated VIEs	(362)	2,223
TOTAL LIABILITIES AND EQUITY	$2,953,346	$3,150,742

(1)
Includes $129.8 million and $118.0 million notes payable from related parties as of September 30, 2026 and December 31, 2025, respectively (see Note 10).
(2)
Includes $39.2 million and $32.5 million from a related party as of September 30, 2026 and December 31, 2025, respectively (see Note 10).

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$80,759	$92,146	$246,570	$276,383
Other income	3,945	1,883	6,888	4,611
Total revenues	84,704	94,029	253,458	280,994
Expenses
Property operating expenses	27,063	22,893	69,946	66,048
Real estate taxes and insurance	15,434	16,866	49,322	51,977
Property management fees	2,304	689	7,147	1,932
Advisory fees (1)	4,871	5,011	14,797	14,965
General and administrative expenses	16,364	20,904	43,363	97,256
Depreciation and amortization	26,977	31,199	84,172	93,396
Interest expense (2)	39,576	37,544	122,740	108,003
Total expenses	132,589	135,106	391,487	433,577
Loss on extinguishment of debt	(4,403)	(533)	(5,580)	(886)
Gain on sales and impairment of real estate, net	12,399	582	18,010	2,963
Investment income	574	695	1,777	1,966
Reversal of loan losses	—	—	—	500
Loss on forfeited deposits	(29)	(31)	(70)	(1,440)
Net loss	(39,344)	(40,364)	(123,892)	(149,480)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,198	6,595	6,595
Net income attributable to Series B Preferred stock	1,513	1,513	4,539	4,539
Net loss attributable to redeemable noncontrolling interests in the OP	(8,592)	(6,057)	(26,762)	(22,426)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,482)	(3,657)	(12,459)	(13,328)
Net loss attributable to noncontrolling interests in consolidated VIEs	(569)	(482)	(1,660)	(1,825)
Net loss attributable to stockholders	$(29,413)	$(33,879)	$(94,145)	$(123,035)
Other comprehensive loss
Unrealized loss on interest rate hedges	(2,935)	(4,298)	(2,935)	(12,495)
Total comprehensive loss	(42,279)	(44,662)	(126,827)	(161,975)
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,198	6,595	6,595
Comprehensive income attributable to Series B Preferred stock	1,513	1,513	4,539	4,539
Comprehensive loss attributable to redeemable noncontrolling interests in the OP	(9,233)	(6,701)	(27,403)	(24,300)
Comprehensive loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,482)	(3,657)	(12,459)	(13,328)
Comprehensive loss attributable to noncontrolling interests in consolidated VIEs	(569)	(482)	(1,660)	(1,825)
Comprehensive loss attributable to stockholders	$(31,707)	$(37,533)	$(96,439)	$(133,656)

Weighted average common shares outstanding - basic	26,191	25,821	26,140	25,670
Weighted average common shares outstanding - diluted	26,191	25,821	26,140	25,670

Loss per share - basic	$(1.12)	$(1.31)	$(3.60)	$(4.79)
Loss per share - diluted	$(1.12)	$(1.31)	$(3.60)	$(4.79)

(1)
Fees incurred to the Adviser (see Note 10).
(2)
Includes $2.8 million and $8.2 million interest expense from related parties for the three and nine months ended September 30, 2026, respectively, and $2.7 million and $7.2 million for the three and nine months ended September 30, 2025, respectively (see Note 10).

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended September 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2026	2,548,240	$25	26,150,899	$264	$746,511	$(927,866)	$2,294	$(178,772)
Net loss attributable to common stockholders					—	(29,413)	—	(29,413)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			86,039	1	4,481	—	—	4,482
Equity-based compensation			66	—	3,743	—	—	3,743
Common stock dividends declared ($0.5301 per share)					—	(14,262)	—	(14,262)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(2,294)	(2,294)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					1,334	—	—	1,334
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(5,723)	—	—	(5,723)
Balances, September 30, 2026	2,548,240	$25	26,237,004	$265	$750,346	$(971,541)	$—	$(220,905)

	Series B Preferred Stock		Class A Common Stock
Nine Months Ended September 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2025	2,548,240	$25	25,912,630	$261	$761,850	$(834,825)	$2,294	$(70,395)
Net loss attributable to common stockholders					—	(94,145)	—	(94,145)
Net income attributable to Series B preferred stockholders					—	4,539	—	4,539
Issuance of Class A common stock			269,950	3	10,996	—	—	10,999
Redemptions of Class A common stock			(101,174)	(1)	(5,526)	—	—	(5,527)
Equity-based compensation			155,598	2	10,585	—	—	10,587
Common stock dividends declared ($1.5903 per share)					—	(42,571)	—	(42,571)
Series B Preferred stock dividends declared ($1.78125 per share)					—	(4,539)	—	(4,539)
Other comprehensive loss attributable to stockholders					—	—	(2,294)	(2,294)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(11,441)	—	—	(11,441)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(16,118)	—	—	(16,118)
Balances, September 30, 2026	2,548,240	$25	26,237,004	$265	$750,346	$(971,541)	$—	$(220,905)

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Series B Preferred Stock		Class A Common Stock
Three Months Ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2025	2,548,240	$25	25,753,592	$260	$778,793	$(740,419)	$7,533	$46,192
Net loss attributable to stockholders					—	(33,879)	—	(33,879)
Net income attributable to Series B preferred stockholders					—	1,513	—	1,513
Issuance of Class A common stock			102,239	—	3,990	—	—	3,990
Redemptions of Class A common stock			(22,357)	—	(1,213)	—	—	(1,213)
Equity-based compensation			24,464	—	4,280	—	—	4,280
Common stock dividends declared ($0.5301 per share)					—	(13,994)	—	(13,994)
Series B Preferred stock dividends declared ($0.59375 per share)					—	(1,513)	—	(1,513)
Other comprehensive loss attributable to stockholders					—	—	(3,654)	(3,654)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(10,698)	—	—	(10,698)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(5,119)	—	—	(5,119)
Balances, September 30, 2025	2,548,240	$25	25,857,938	$260	$770,033	$(788,292)	$3,879	$(14,095)

	Series B Preferred Stock		Class A Common Stock
Nine Months Ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2024	2,548,240	$25	25,377,421	$256	$762,903	$(623,403)	$14,500	$154,281
Net loss attributable to stockholders					—	(123,035)	—	(123,035)
Net income attributable to Series B preferred stockholders					—	4,539	—	4,539
Issuance of Class A common stock			316,166	3	10,988	—	—	10,991
Redemptions of Class A common stock			(53,710)	(1)	(2,922)	—	—	(2,923)
Equity-based compensation			218,061	2	21,529	—	—	21,531
Common stock dividends declared ($1.5903 per share)					—	(41,854)	—	(41,854)
Series B Preferred stock dividends declared ($1.78125 per share)					—	(4,539)	—	(4,539)
Other comprehensive loss attributable to stockholders					—	—	(10,621)	(10,621)
Adjustments to reflect redemption value of redeemable noncontrolling interests in the OP					(5,385)	—	—	(5,385)
Adjustments to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs					(17,080)	—	—	(17,080)
Balances, September 30, 2025	2,548,240	$25	25,857,938	$260	$770,033	$(788,292)	$3,879	$(14,095)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(123,892)	$(149,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sales and impairment of real estate, net	(18,010)	(2,963)
Depreciation and amortization	84,172	93,396
Non-cash interest expense	28,058	28,955
Change in fair value of interest rate derivatives	(5,079)	(14,955)
Reversal of loan losses	—	(500)
Net cash received (paid) on derivative settlements and premiums	(2,812)	22,770
Loss on extinguishment of debt	5,580	886
Equity-based compensation	11,115	48,542
Loss on forfeited deposits	70	1,440
Changes in operating assets and liabilities, net of effects of sales and acquisitions:
Accounts receivable	(2,045)	(2,136)
Prepaids and other assets	(9,103)	(17,778)
Accounts payable and other accrued liabilities	6,635	(1,577)
Accrued real estate taxes payable	4,820	9,200
Accrued interest payable	7,910	(1,289)
Net cash provided by (used in) operating activities	(12,581)	14,511
Cash flows from investing activities
Net proceeds from sales of investment	(20)	302
Additions to internal use software	(475)	—
Net proceeds from sales of real estate	357,969	117,421
Insurance proceeds received	932	3,973
Acquisitions of real estate investments	(155,714)	(51,722)
Additions to real estate investments	(67,753)	(37,447)
Net cash provided by investing activities	134,939	32,527
Cash flows from financing activities
Notes payable proceeds received	601,000	535,992
Notes payable payments	(745,650)	(77,702)
Credit facilities proceeds received	113,629	35,654
Credit facilities principal payments	(18,000)	(460,100)
Financing costs paid	(20,863)	(16,004)
Payment penalties on extinguished debt	(5,580)	—
Redemptions of Class A common stock paid	(8,100)	(3,887)
Dividends paid to common stockholders	(28,413)	(23,932)
Series B Preferred stock dividends paid	(4,539)	(4,539)
Payments for taxes related to net share settlement of stock-based compensation	(3,313)	(5,800)
Series A Preferred stock dividends paid	(6,089)	(6,089)
Contributions from redeemable noncontrolling interests in the OP	236	1,478
Distributions to redeemable noncontrolling interests in the OP	(8,417)	(6,668)
Redemptions by redeemable noncontrolling interests in the OP	(27)	—
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(6)	(253)
Contributions from noncontrolling interests in consolidated VIEs	133	136
Distributions to noncontrolling interests in consolidated VIEs	(583)	(618)
Redemptions by noncontrolling interests in consolidated VIEs	(693)	(1,230)
Net cash used in financing activities	(135,275)	(33,562)
Change in cash and restricted cash	(12,917)	13,476
Cash and restricted cash, beginning of period	145,185	84,632
Cash and restricted cash, end of period	$132,268	$98,108
Supplemental Disclosure of Cash Flow Information
Interest paid, net of amount capitalized	$86,772	$80,337
Cash paid for income and franchise taxes	262	—
Supplemental Disclosure of Noncash Activities
Assumed liabilities in asset acquisitions	394	—
Accrued dividends payable to common stockholders	1,082	1,131
Accrued distributions payable to redeemable noncontrolling interests in the OP	—	1,468
Accrued dividends payable to Series A Preferred stockholders	2,030	6,089
Accrued redemptions payable to common stockholders	—	1,213
Accrued capital expenditures	2,339	445
Accretion to redemption value of Redeemable Series A Preferred stock	506	506
Write off of fully amortized deferred financing costs	4,198	—
Issuance of Class A common stock related to DRIP dividends	14,312	16,791
DRIP dividends to common stockholders	(14,312)	(16,791)
Contributions from redeemable noncontrolling interests in the OP related to DRIP distributions	523	628
DRIP distributions to redeemable noncontrolling interests in the OP	(523)	(628)

	For the Nine Months Ended September 30,
	2026	2025
Conversion of PI Units to OP Units by redeemable noncontrolling interests in the OP	—	17,796
Contributions from redeemable noncontrolling interests in consolidated VIEs related to DRIP distributions	4,484	4,204
DRIP distributions to redeemable noncontrolling interests in consolidated VIEs	(4,484)	(4,204)
Contributions from noncontrolling interests in consolidated VIEs related to DRIP distributions	223	258
DRIP distributions to noncontrolling interests in consolidated VIEs	(223)	(258)

See Accompanying Notes to Consolidated Financial Statements

VINEBROOK HOMES TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

VineBrook Homes Trust, Inc. (the “Company”, “VineBrook”, “we”, “us”, “our”) was incorporated in Maryland on July 16, 2018 and has elected to be taxed as a REIT. The Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on acquiring, renovating, leasing, maintaining and otherwise managing single family rental (“SFR”) home investments primarily located in large to medium size cities and suburbs located in the midwestern, heartland and southeastern United States and providing our residents with affordable, safe and clean dwellings with a high level of service. In addition, the Company has begun to acquire newer homes in built-to-rent (“BTR”) communities in higher growth submarkets within or complementary to our existing geographic footprint. Substantially all of the Company’s business is conducted through VineBrook Homes Operating Partnership, L.P. (the “OP”), the Company’s operating partnership, as the Company owns its properties indirectly through the OP. As of September 30, 2026, there were a combined 23,240,859 Class A, Class B and Class C units of the OP (collectively, “OP Units”), of which 18,164,224 Class A OP Units, or 78.2%, were owned by the Company, 2,814,062 Class B OP Units, or 12.1%, were owned by NexPoint Real Estate Opportunities, LLC (“NREO”), 102,595 Class C OP Units, or 0.4%, were owned by NRESF REIT Sub, LLC (“NRESF”), 161,905 Class C OP Units, or 0.7%, were owned by GAF REIT, LLC (“GAF REIT”) and 1,998,073 Class C OP Units, or 8.6%, were owned by limited partners that were sellers in the formation transaction (the “VineBrook Contributors”), former employees of the Legacy VineBrook Manager (as defined below), the Evergreen Manager, or other Company insiders. NREO, NRESF and GAF REIT are noncontrolling limited partners unaffiliated with the Company but are affiliates of the Adviser. The Third Amended and Restated Limited Partnership Agreement of the OP (as amended, the “OP LPA”) generally provides that Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to the board of directors of the OP whose sole responsibility is appointment and removal of the general partner of the OP, and the Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. VineBrook Homes OP GP, LLC (the “OP GP”), is the general partner of the OP with exclusive management powers over the business and affairs of the OP and is a wholly owned subsidiary of the Company. The Company determined it must consolidate the OP under the VIE model as it was determined the Company both controls the direct activities of the OP and has the right to receive benefits that could potentially be significant to the OP. The Company has power to direct the activities of the OP because the OP GP is a wholly owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP.

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

On August 28, 2018, the Company commenced the offering of 40,000,000 shares of its Class A common stock, par value $0.01 (“Common Stock”) through a continuous private placement (the “Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for a maximum of $1.0 billion of its Common Stock. The Private Offering closed on September 14, 2022. The initial offering price for shares of Common Stock sold through the Private Offering was $25.00 per share. The Company conducted periodic closings and sold Common Stock shares at the prior NAV per share as recommended by the Adviser and approved by the pricing committee (the “Pricing Committee”) of the Company’s board of directors (the “Board”) pursuant to the valuation methodology approved by the Board (the “Valuation Methodology”), plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis and is unaudited. NAV may differ materially from the values of our real estate assets as calculated in accordance with the generally accepted accounting principles in the United States (“GAAP”) or as calculated based on appraisals of the individual real estate assets comprising our Portfolio (defined below).

The Company began operations on November 1, 2018 as a result of the acquisition of various partnerships and limited liability companies owned and operated by the VineBrook Contributors and other third parties, which owned 4,129 SFR assets located in Ohio, Kentucky and Indiana (the “Initial Portfolio”). Between November 1, 2018 and September 30, 2026, the Company, through special purpose limited liability companies (“SPEs”) owned by the OP, purchased 21,714 additional homes and sold 6,992 homes within the VineBrook Portfolio (as defined below) (see Note 3), and through the OP’s consolidated investment in NexPoint Homes (as defined in Note 2) purchased 2,573 additional homes and sold 843 homes. The Company, through the OP’s SPEs, indirectly owned an interest in 18,851 homes (the “VineBrook Portfolio”) in 20 states, and through its consolidated investment in NexPoint Homes, indirectly owned an interest in an additional 1,730 homes (the “NexPoint Homes Portfolio”), for a total of 20,581 homes in 21 states as of September 30, 2026. We refer to the VineBrook Portfolio and the NexPoint Homes Portfolio collectively as our Portfolio.

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

Also on June 10, 2025, the OP, the Evergreen Manager and the Service Provider entered into a letter agreement (the “Letter Agreement” and, together with the Management Agreements, the Asset Management Agreements and the Development Services Agreement, the “Externalization Agreements”) to set forth certain agreements among the parties related to the Externalization, including certain termination rights and fees in the Management Agreements and the Development Services Agreement described above. Pursuant to the Letter Agreement, the OP paid $1.75 million to the Evergreen Manager on July 21, 2025, the date the first property was transitioned to a Management Agreement and paid an additional $1.75 million on September 5, 2025, which amounts were charged to general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) in the period ended September 30, 2025. In addition, during the year ended December 31, 2025, the OP issued Class C OP Units with a value of $5.0 million to the Evergreen Manager, which amount is amortized on a straight-line basis over the seven-year term. For the three months ended September 30, 2026, approximately $0.1 million of amortization expense related to the issuance of the Class C OP Units was included both within property management fees and general and administrative expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026, approximately $0.2 million and $0.3 million of amortization expense related to the issuance of the Class C OP Units was included within property management fees and general and administrative expense, respectively, on the consolidated statements of operations and comprehensive income (loss).

Additionally, the Service Provider is entitled to a measurement period service fee for any measurement period in which the Service Provider presents the OP with qualified target properties with an aggregate fair market value of $600.0 million and the OP, directly or indirectly, fails to acquire properties with an aggregate purchase price of at least the lesser of $250.0 million and 41.7% of the aggregate fair value of the target properties presented during the measurement period (the lesser, the “Minimum Spend Amount”). The measurement period service fee (“Measurement Period Service Fee”) for any measurement period is equal to 2% of the positive difference between the Minimum Spend Amount in the applicable measurement period and the aggregate purchase price for acquired properties during the applicable measurement period. If, during any measurement period, the OP, directly or indirectly, acquires properties with an aggregate purchase price over the minimum spend amount, such additional amount may be used to satisfy the Minimum Spend Amount in any subsequent measurement period. A measurement period is each consecutive 12-month period within the first 36 months after the date of the Development Services Agreement. To date, no Measurement Period Service Fees have been incurred.

In connection with the Externalization, on June 10, 2025, the Company committed to a reduction in force involving approximately 500 employees, representing 100% of its full-time employees. These actions were part of a Company restructuring to externalize management of the VineBrook Portfolio and under which the Evergreen Manager assumed broad responsibility for the renovation, leasing, maintenance, and operation of the VineBrook Portfolio. The Company completed the reduction in force during the year ended December 31, 2025. As part of this restructuring, the Evergreen Manager and its affiliates have hired a significant number of legacy VineBrook employees. For the year ended December 31, 2025, the Company incurred restructuring charges of $19.8 million included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss), of which $10.4 million was related to non-cash stock-based compensation expense due to accelerated vesting of awards from terminated employees (see Notes 7 and 8). There were no restructuring charges incurred during the three and nine months ended September 30, 2026.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2026 and December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 and 2025 have been included. The unaudited information included in these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included in our Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period.

Principles of Consolidation

The Company accounts for subsidiary partnerships, limited liability companies, joint ventures and other similar entities in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines the entity is not a VIE, it evaluates whether the entity should be consolidated under the voting model. The Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2026, the Company determined it must consolidate the OP, its subsidiaries and the OP’s investment in NexPoint Homes Trust, Inc. (“NexPoint Homes”) (see Note 4) under the VIE model as it was determined the Company both controls the direct activities of the OP and its investments, including NexPoint Homes, and has the right to receive benefits that could potentially be significant to the OP, its subsidiaries and its investment in NexPoint Homes. The Company has power to direct the activities of the OP and its subsidiaries because the OP GP is a wholly-owned subsidiary of the Company and the Company determined it was the party most closely associated with the OP. The Company has power to direct the activities of NexPoint Homes because the OP owns approximately 84% of the outstanding equity of NexPoint Homes and the parties that beneficially own over 99% of the operating partnership of NexPoint Homes are related parties to the Company as of September 30, 2026. The Company will continue to evaluate whether the NexPoint Homes entity is a VIE and whether the Company is the primary beneficiary of the VIE and should consolidate the NexPoint Homes entity. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP, its subsidiaries, and NexPoint Homes. All significant intercompany accounts and transactions have been eliminated in consolidation. OP Units and equity interests in consolidated VIEs that are not owned by the Company are presented as noncontrolling interests in the consolidated financial statements, and income or loss generated is allocated between the Company and the noncontrolling interests based upon their relative ownership percentages. In these consolidated financial statements, redeemable noncontrolling interests in the OP are exclusive of any interests in NexPoint Homes and its SFR OP (as defined in Note 4). Noncontrolling interests in consolidated VIEs are representative of interests in NexPoint Homes and redeemable noncontrolling interests in consolidated VIEs are representative of interests in the SFR OP (as defined in Note 4).

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement (“ASC 820”) (see Note 6), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired or management’s internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, which is generally one month's worth of effective gross income (rental revenue, less credit loss allowance, plus other income), as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed.

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

As of September 30, 2026, the gross balance and accumulated amortization related to the intangible lease assets was $1.0 million and $0.9 million, respectively, resulting in a net carrying value of $0.1 million as of September 30, 2026. As of December 31, 2025, the gross balance and accumulated amortization related to the intangible lease assets was $0.8 million and $0.1 million, respectively. For the three months ended September 30, 2026 and 2025, the Company recognized less than $0.1 million and approximately $0.1 million amortization expense related to the intangible lease assets, respectively, which are included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $0.7 million and $0.1 million amortization expense related to the intangible lease assets, respectively, which are included in depreciation and amortization expense on the consolidated statements of operations and comprehensive income (loss).

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values and rental rates, changes in hold periods and occupancy percentages, as well as significant changes in the economy. Where such indicators are present, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. Impairments are included in Gain (loss) on sales and impairment of real estate, net, on the consolidated statements of operations and comprehensive income (loss). The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty.

The Company periodically classifies real estate assets as held for sale when the held for sale criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to any property classified as held for sale. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. Where the carrying amount of a property exceeds its estimated fair value less estimated costs to sell, the Company records an impairment charge with respect to such property. As of September 30, 2026 and December 31, 2025 there were 2,075 and 646 homes that were classified as held for sale, respectively with a carrying amount of approximately $239.9 million and $91.5 million, respectively. As of September 30, 2026 and December 31, 2025, aggregate total impairment charges for all periods on these held for sale properties was approximately $24.8 million and $5.4 million, respectively.

For the three and nine months ended September 30, 2026 and 2025, respectively, the Company recorded the following impairment charges (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment of real estate assets not held for sale	$(523)	$(1,499)	$(9,908)	$(2,494)
Impairment of real estate assets held for sale (1)	(15,175)	(3,379)	(36,036)	(10,810)
Total impairment charges	$(15,698)	$(4,878)	$(45,944)	$(13,304)
Gains on sales of real estate, net	28,097	5,460	63,954	16,267
Gain on sales and impairment of real estate, net	$12,399	$582	$18,010	$2,963

(1)
Impairment charges include approximately $0.4 million and $0.8 million of casualty related impairment for the three months ended September 30, 2026 and 2025, respectively and approximately $1.2 million and $1.5 million of casualty related impairment for the nine months ended September 30, 2026 and 2025, respectively.

Intangible assets primarily include internally developed software and are amortized on a straight-line basis over five years.

Intangible assets subject to amortization are reviewed for impairment, wherein an impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses on intangible assets have been recognized for the three and nine months ended September 30, 2026 and 2025.

Goodwill

Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is tested at least annually for impairment to ensure that the carrying amount of goodwill exceeds its implied fair value. We assess goodwill for impairment annually on October 1st, or more frequently if there are indicators of impairment. We completed the annual impairment testing on October 1, 2025 and determined there was no impairment of goodwill. No impairment losses on goodwill have been recognized for the three and nine months ended September 30, 2026 and 2025.

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

In connection with the Company’s asset backed securitization transactions (as discussed in Note 5), we have retained and purchased certificates totaling approximately $79.0 million. These investments in debt securities are classified as held to maturity investments, and our retained certificates are scheduled to mature within the next three years. For the three and nine months ended September 30, 2026 and 2025, we have not recognized any credit losses with respect to these investments in debt securities.

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

The following table provides a reconciliation of cash and restricted cash reported on the consolidated balance sheets that sum to the total of such amount shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Cash	$44,232	$38,457
Restricted cash	88,036	59,651
Total cash and restricted cash	$132,268	$98,108

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. In accordance with ASC 842, Leases, the Company classifies the SFR property leases as operating leases and elects to not separate the lease component, comprised of rents from SFR properties, from the associated non-lease component, comprised of fees from SFR properties and resident charge-backs. The combined component is accounted for under the lease accounting standard while certain resident reimbursements are accounted for as variable payments under the revenue accounting guidance. Rental income is recognized when earned. This policy effectively results in income recognition on a straight-line basis over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, resident-caused damages, pets, and administrative, application and other fees and are recognized when earned. Historically, the Company has used a direct write-off method for uncollectible rents; wherein uncollectible rents are netted against rental income. For the three months ended September 30, 2026 and 2025, rental income includes $10.3 million and $6.6 million of variable lease payments, respectively. For the nine months ended September 30, 2026 and 2025, rental income includes $24.7 million and $17.8 million of variable lease payments, respectively.

Gains on sales of properties are recognized pursuant to the provisions included in ASC 610-20, Other Income. We recognize a full gain on sale when the derecognition criteria under ASC 610-20 have been met, which is included in gain (loss) on sales and impairment of real estate on the consolidated statements of operations and comprehensive income (loss).

Change in Presentation of Revenue Captions

The Company has made certain adjustments to previously reported amounts to correct immaterial errors related to utility reimbursements previously recorded in other income instead of rental income in our unaudited consolidated financial statements for the three and nine months ended September 30, 2025, as summarized in the table below. The Company has determined that the adjustments had no impact on total revenue and the impact was not material to any prior periods. The Company will correct previously reported financial information for these immaterial errors in our future filings, as applicable.

A summary of the adjustments to our prior period unaudited consolidated statements of operations and comprehensive income (loss) is presented below:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Rental income	$89,421	$2,725	$92,146	$270,645	$5,738	$276,383
Other income	4,608	(2,725)	1,883	10,349	(5,738)	4,611
Total revenues	$94,029	$—	$94,029	$280,994	$—	$280,994

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

3. Real Estate Investments

As of September 30, 2026, the Company, through the OP and its SPE subsidiaries, owned 20,581 homes, including 18,851 homes in the VineBrook Portfolio and 1,730 homes in the NexPoint Homes Portfolio. As of December 31, 2025, the Company through the OP and its SPE subsidiaries, owned 22,390 homes, including 20,355 homes in the VineBrook Portfolio and 2,035 homes in the NexPoint Homes Portfolio. The components of the Company’s real estate investments in homes were as follows (in thousands):

	Land	Buildings and improvements (1)		Intangible lease assets	Real estate held for sale, net	Total gross real estate	Accumulated depreciation and amortization
Real Estate Balances, December 31, 2025	$518,724	$2,696,799		$759	$91,540	$3,307,822	$(463,531)
Acquisitions	31,247	124,207		260	—	155,714	—
Additions	—	60,919	(2)	—	4,947	65,866	(80,668)	(3)
Transfers to held for sale	(82,805)	(460,768)		—	459,717	(83,856)	83,856
Reclasses (4)	569	2,396		—	(2,995)	(30)	—
Write-offs	—	(34)		—	—	(34)	—
Dispositions	(2,615)	(15,010)		—	(277,322)	(294,947)	2,539
Impairment	—	(9,908)		—	(36,036)	(45,944)	—
Real Estate Balances, September 30, 2026	$465,120	$2,398,601		$1,019	$239,851	$3,104,591	$(457,804)

(1)
Includes capitalized interest, real estate taxes, insurance and other costs incurred during rehabilitation of the properties.
(2)
Includes capitalized interest of approximately $0.4 million and other capitalizable costs outlined in (1) above of approximately $0.2 million.
(3)
Accumulated depreciation and amortization activity excludes approximately $3.5 million of depreciation and amortization related to assets not classified as real estate investments.
(4)
Represents the movement of properties that no longer meet the held for sale criteria and have been moved out of held for sale and back into the operating real estate classification.

During the three months ended September 30, 2026 and 2025, the Company recognized depreciation and amortization expense of approximately $27.0 million and $29.2 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized depreciation and amortization expense of approximately $84.2 million and $87.9 million, respectively.

Real estate acquisitions and dispositions

During the three months ended September 30, 2026 and 2025, the Company acquired 268 and 119 homes located in BTR communities within the VineBrook Portfolio. During the nine months ended September 30, 2026 and 2025, the Company acquired 529 and 196 homes located in BTR communities within the VineBrook Portfolio. During the three and nine months ended September 30, 2026 and 2025, the Company acquired no additional homes within the NexPoint Homes Portfolio.

During the three months ended September 30, 2026 and 2025, the Company, through the OP, disposed of 1,106 and 203 homes within the VineBrook Portfolio, respectively. During the nine months ended September 30, 2026 and 2025, the Company, through the OP, disposed of 2,033 and 635 homes within the VineBrook Portfolio, respectively. During the three months ended September 30, 2026 and 2025, the Company, through its consolidated investment in NexPoint Homes, disposed of 141 and 27 homes, respectively. During the nine months ended September 30, 2026 and 2025, the Company, through its consolidated investment in NexPoint Homes, disposed of 305 and 171 homes, respectively. The Company strategically identified those homes for disposal and expects the disposal of these properties to be accretive to the Portfolio's results of operations and overall performance.

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

During the three months ended September 30, 2026 and 2025, $0.7 million and $1.0 million in fees were earned by Mynd, respectively, in connection with the Mynd Management Agreements. For the three months ended September 30, 2026, $0.5 million and $0.2 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee. For the three months ended September 30, 2025, $0.6 million and $0.4 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee.

During the nine months ended September 30, 2026 and 2025, $2.5 million and $3.1 million in fees were earned by Mynd, respectively, in connection with the Mynd Management Agreements. For the nine months ended September 30, 2026, $1.6 million and $0.9 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee. For the nine months ended September 30, 2025, $1.9 million and $1.2 million were expensed and included within property management fees and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive income (loss), and no fees were capitalized to the property basis based on the nature of the fee.

5. Debt

As of September 30, 2026, the VineBrook Portfolio had approximately $2.2 billion of debt outstanding, and the NexPoint Homes Portfolio had $442.4 million of debt outstanding. The following table contains summary information of the Company’s debt as of September 30, 2026 and December 31, 2025 (dollars in thousands):

		Outstanding Principal as of
	Type	September 30, 2026	December 31, 2025	Interest Rate (1)	Maturity
JPM Acquisition Facility	Floating	$178,198	$82,569	6.26%	7/9/2027
JPM Term Loan	Floating	—	474,918	5.81%	9/10/2027
Barings Term Loan	Fixed	288,619	323,039	5.44%	10/17/2030
Barings Term Loan II	Fixed	547,000	—	5.95%	8/14/2031
ABS I Loan	Fixed	318,496	366,906	4.92%	12/8/2028
ABS II Loan	Fixed	380,238	397,117	4.65%	3/9/2029
MetLife Term Loan I	Fixed	262,252	308,910	4.50%	8/22/2029
MetLife Term Loan II	Fixed	225,261	245,008	4.75%	11/4/2029
OSL Loan III	Fixed	15,000	—	9.25%	2/25/2028
OSL Loan IV	Fixed	5,000	—	9.50%	6/8/2027
OSL Loan V	Fixed	4,000	—	10.00%	9/28/2027
TrueLane Mortgage	Fixed	6,923	7,422	5.35%	2/1/2028
Crestcore II Note	Fixed	2,148	2,395	5.12%	7/9/2029
Crestcore IV Note	Fixed	1,681	2,228	5.12%	7/9/2029
Total VineBrook Portfolio debt		$2,234,816	$2,210,512
NexPoint Homes MetLife Note 1	Fixed	$222,916	$236,604	3.72%	3/3/2027
NexPoint Homes MetLife Note 2	Fixed	113,681	171,122	5.44%	8/12/2027
NexPoint Homes OSL Note	Fixed	—	2,195	9.75%	5/15/2026
SFR OP Note Payable III	Fixed	12,500	12,500	15.00%	7/10/2027
SFR OP Convertible Notes	Fixed	93,264	93,264	7.50%	6/30/2027
Total NexPoint Homes Portfolio debt		$442,361	$515,685
Total debt		$2,677,177	$2,726,197
Debt premium, net (2)		108	162
Debt discount, net (3)		(79,723)	(79,822)
Deferred financing costs, net of accumulated amortization of $21,712 and $38,457, respectively		(28,033)	(35,181)
		$2,569,529	$2,611,356

(1)
Represents the interest rate as of September 30, 2026. Except for fixed rate debt, the interest rate is 30-day average Secured Overnight Financing Rate (“SOFR”), daily SOFR or one-month term SOFR, plus an applicable margin.

The 30-day average SOFR as of September 30, 2026 was 3.74678%, daily SOFR as of September 30, 2026 was 3.90000% and one-month term SOFR as of September 30, 2026 was 3.91252%.
(2)
The Company reflected valuation adjustments on its assumed fixed rate debt to adjust it to fair market value on the dates of acquisition for the difference between the fair value and the assumed principal amount of debt. The difference is amortized into interest expense over the remaining terms of the debt.
(3)
The Company reflected a discount on ABS I Loan, ABS II Loan, Barings Term Loan, Barings Term Loan II, MetLife Term Loan I Facilities and MetLife Term Loan II Facility (all as defined below), which is amortized into interest expense over the remaining term of the debt.

Additionally, we have included a summary of debt agreements and significant changes to the agreements during the nine months ended September 30, 2026 below.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $178.2 million and $82.6 million, respectively. As of September 30, 2026 and December 31, 2025, there was $321.8 million and $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility, respectively. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into a credit agreement (the “JPM Term Loan”) with JPM, and the lenders party thereto from time to time, including The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed to be an affiliate of the Company’s Adviser through common beneficial ownership. The JPM Term Loan provided for term loans of $485.0 million, all of which were drawn on September 11, 2025.

On August 14, 2026, the Company fully paid off the outstanding principal balance and interest on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, was included in notes payable, net, on the consolidated balance sheets for the year ended December 31, 2025. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Term Loan was zero and $474.9 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the Barings Term Loan was $288.6 million and $323.0 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Barings Term Loan II

On August 14, 2026, the OP, via its indirect subsidiaries, as borrowers, entered into a credit agreement that provided for a $547.0 million loan (the “Barings Term Loan II”) with Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company, as lenders, which was fully funded at an original issue discount of 3.0% of the Barings Term Loan II. The Barings Term Loan II is interest-only and matures on August 14, 2031. The loan bears interest at fixed rate of 5.948% per annum, payable monthly. The Company used the proceeds from the Barings Term Loan II to fully repay the outstanding balances of the JPM Term Loan and the Bluerock Loan (as defined below).

As of September 30, 2026, the outstanding principal balance of the Barings Term Loan II was $547.0 million. As of September 30, 2026, there was zero remaining availability to be drawn on the Barings Term Loan II. The Barings Term Loan II, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Bluerock Loan

On July 2, 2026, the OP, as borrower, entered into a credit agreement that provided for a $30.0 million loan (the “Bluerock Loan”) with BPRE Lender, LLC, as lender. The Bluerock Loan provided for a one-year, interest-only loan bearing interest at a fixed rate of 10.0% per annum. OSL, an entity that may be deemed an affiliate of the Company's Adviser through common beneficial ownership, participated as a member of the lender group with a commitment of $15.0 million of the total $30.0 million loan. On August 14, 2026, the Company fully repaid the outstanding principal and interest on the Bluerock Loan using proceeds from the Barings Term Loan II.

As of September 30, 2026, the outstanding principal balance of the Bluerock Loan was zero. As of September 30, 2026, there was zero remaining availability to be drawn on the Bluerock Loan.

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

The ABS I Loan is collateralized by 2,345 single-family rental homes, and as of September 30, 2026, approximately 12.44% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS I Loan was $318.5 million and $366.9 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the ABS II Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP completed a securitization transaction, VINE 2024-SFR2, providing for a 5-year, fixed rate, interest only loan of Class F certificates (the “ABS II Class F Certificates”), totaling $39.9 million. Additionally, the OP purchased and retained a portion of the ABS II Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased ABS II Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the ABS II Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the remaining $39.9 million of the ABS II Certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. For the retained ABS II Class F certificate, the Company determined to classify the debt security as a held to maturity investment (see Note 2). The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.

The ABS II Loan is collateralized by 2,312 single-family rental homes, and as of September 30, 2026, approximately 12.26% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS II Loan was $380.2 million and $397.1 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan I Facilities was $262.3 million and $308.9 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan II Facility was $225.3 million and $245.0 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026, the outstanding principal balance of the OSL Loan III was $15.0 million. As of September 30, 2026, there was zero remaining availability to be drawn on the OSL Loan III. The OSL Loan III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

OSL Loan IV

On June 8, 2026, the OP, as borrower, entered into a secured revolving credit agreement for an aggregate amount of up to $5.0 million (the “OSL Loan IV”) with OSL. The OP drew $5.0 million under the OSL Loan IV on June 8, 2026. The OSL Loan IV provides for a 1-year, interest-only loan at a 9.50% fixed interest rate and is guaranteed by the Company.

As of September 30, 2026, the outstanding principal balance of the OSL Loan IV was $5.0 million. As of September 30, 2026, there was zero remaining availability to be drawn on the OSL Loan IV. The OSL Loan IV, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

OSL Loan V

On September 28, 2026, certain subsidiaries of the OP, as borrowers, entered into a secured term loan agreement for an aggregate amount of up to $25.0 million (the “OSL Loan V”) with OSL. The OP, through its subsidiaries, drew $4.0 million under the OSL Loan V on September 28, 2026. The OSL Loan V provides for a 1-year, interest-only loan at a 10.0% fixed interest rate and is guaranteed by the Company.

As of September 30, 2026, the outstanding principal balance of the OSL Loan V was $4.0 million. As of September 30, 2026, there was $21.0 million of remaining availability to be drawn on the OSL Loan V. The OSL Loan V, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets. Subsequent to September 30, 2026, the Company, through the subsidiary borrowers, drew the remaining $21.0 million under the OSL Loan V.

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

On September 14, 2026, the OP fully paid off the outstanding principal balance and interest on the NREF Revolver. The NREF Revolver, net of unamortized deferred financing costs, was included in credit facilities, net, on the consolidated balance sheets. As of September 30, 2026, the outstanding principal balance of the NREF Revolver was zero. As of September 30, 2026, there was zero remaining availability to be drawn on the NREF Revolver.

NexPoint Homes

In addition to the debt agreements discussed above for the VineBrook Portfolio, as of September 30, 2026, the NexPoint Homes Portfolio had $442.4 million of debt outstanding included in notes payable, net, on the consolidated balance sheets, which is comprised of two consolidated notes with MetLife, the NexPoint Homes OSL Note (as defined below), the SFR OP Note Payable III (as defined below) and the SFR OP Convertible Notes (as defined in Note 10). See the summary table above for further information on the debt of the NexPoint Homes Portfolio.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes MetLife Note 1 was $222.9 million and $236.6 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 1. The NexPoint Homes MetLife Note 1, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes MetLife Note 2 was $113.7 million and $171.1 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes MetLife Note 2. The NexPoint Homes MetLife Note 2, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the NexPoint Homes OSL Note was zero and $2.2 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the NexPoint Homes OSL Note. The NexPoint Homes OSL Note, net of unamortized deferred financing costs, was included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the SFR OP Note Payable III was $12.5 million and $12.5 million, respectively. As of both September 30, 2026 and December 31, 2025, there was $2.5 million of remaining commitment to be drawn on the SFR OP Note Payable III. The SFR OP Note Payable III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, the Company believes it is in compliance with all debt covenants in all of its debt agreements.

Weighted Average Interest

The weighted average interest rate of the Company’s debt was 5.2829% as of September 30, 2026 and 5.0983% as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the adjusted weighted average interest rate of the Company’s debt, including the effect of derivative financial instruments, was 4.9614% and 5.0983%, respectively. For purposes of calculating the adjusted weighted average interest rate of the Company’s debt as of September 30, 2026, including the effect of derivative financial instruments, the Company has included the fixed rate of 2.00% for all of its variable rate debt due to its interest rate cap transaction with JPM that has a notional amount of $450.0 million (the “JPM Cap”), which effectively fixes the interest rate on all of its floating rate debt. The $179.4 million notional of the 4.25% RBC Cap does not impact the calculation of the adjusted weighted average interest rate of our debt outstanding.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2026 are as follows (in thousands):

Total
2026	$12,710
2027	617,328
2028	340,289
2029	871,231
2030	288,619
Thereafter	547,000
Total	$2,677,177

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $650.8 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027, the SFR OP Convertible Notes, which mature on June 30, 2027, the JPM Acquisition Facility, which matures on July 9, 2027 and the NexPoint Homes MetLife Note 2, which matures on August 12, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 and (iv) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 obligations primarily using debt or equity financing before they come due. In considering whether it is probable the Company will refinance the maturing debt obligations prior to their maturity dates, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. The Company is currently engaged in active discussions with potential lenders to provide debt financing that would be sufficient to repay the amounts coming due over the next 12 months. As a result, the Company has concluded it is probable that the refinancings will be completed prior to the maturity dates of the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2. There can be no assurances that financing can be obtained. The Company plans to use funds from operations and proceeds from home dispositions to pay off the SFR OP Convertible Notes. The sale of homes from the portfolio could cause a decrease in net operating income but is expected to be offset by the interest savings from the pay downs. The Company intends to exercise its one-year extension option on the JPM Acquisition Facility. In considering whether it is probable the Company will be able to exercise its extension option, the Company performed a comprehensive assessment including the Company’s expected ability to meet the required criteria. As a result, the Company has concluded it is probable that the extension will be exercised prior to the initial maturity date of the JPM Acquisition Facility. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt. For the three months ended September 30, 2026 and 2025, amortization of deferred financing costs of approximately $3.3 million and $3.0 million, respectively, and amortization of loan discounts of approximately $5.9 million and $4.8 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, amortization of deferred financing costs of approximately $10.0 million and $7.8 million, respectively, and amortization of loan discounts of approximately $16.5 million and $13.9 million, respectively, are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2026, the Company had no interest rate swaps outstanding. For a description of the Company's interest rate swap activity during the year ended December 31, 2025, see Note 6 to the consolidated financial statements included in our Annual Report.

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into an interest rate cap transaction with Royal Bank of Canada with a notional amount of $31.9 million (the “RBC Cap”). Subsequent to the initial RBC Cap transaction, the Company paid premiums and modified the RBC Cap multiple times, wherein the total notional was increased to $179.4 million. On February 11, 2026, the Company, through the OP, paid a premium of approximately $6.8 million and entered into the JPM Cap. The $6.8 million premium paid on the JPM Cap is included in the net cash received (paid) on derivative settlements and premiums on the consolidated statements of cash flows. The interest rate caps effectively cap one-month term SOFR at 4.25% on $179.4 million and 2.00% on $450.0 million on floating rate debts. The interest rate caps expire on July 9, 2027 and March 1, 2027, respectively.

As of September 30, 2026, the Company had the following outstanding interest rate caps that were not designated as a hedge in qualifying hedging relationships (dollars in thousands):

Derivative	Notional	Expiration Date	Index	Index as of September 30, 2026	Strike Rate
RBC Interest Rate Cap	$179,360	7/9/2027	One-Month Term SOFR	3.9125%	4.2500%
JPM Interest Rate Cap	$450,000	3/1/2027	One-Month Term SOFR	3.9125%	2.0000%

The table below presents the fair value of the Company’s derivative financial instruments, which are presented on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

		Asset Derivatives
	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate caps	Interest rate derivatives, at fair value	$4,346	$21
Total		$4,346	$21

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but either do not meet the strict requirements to apply hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, or the Company has elected not to designate such derivatives as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recognized as either increases or decreases to interest expense. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Amount of gain (loss) recognized in OCI			Amount of gain (loss) reclassified from OCI into income
	September 30, 2026	September 30, 2025	Location of gain (loss) reclassified from OCI into income	September 30, 2026	September 30, 2025
Derivatives designated as hedging instruments:
For the Three Months Ended September 30, 2026
Interest rate swaps	$—	$(1,547)	Interest expense	$—	$2,750
For the Nine Months Ended September 30, 2026
Interest rate swaps	$—	$(4,093)	Interest expense	$—	$8,403
				Amount of gain (loss) recognized in income
			Location of gain (loss) recognized in income	September 30, 2026	September 30, 2025
Derivatives not designated as hedging instruments:
For the Three Months Ended September 30, 2026
Interest rate swaps			Interest expense	$—	$1,758
Interest rate cap			Interest expense	$370	$27
For the Nine Months Ended September 30, 2026
Interest rate swaps			Interest expense	$—	$6,025
Interest rate cap			Interest expense	$2,101	$524

ABS Class F Retention Certificates

The Class F Certificates that the Company purchased and retained as part of the ABS I and ABS II transactions, are classified as held to maturity and are valued at amortized cost. As of September 30, 2026 and December 31, 2025, the carrying value of the ABS I and ABS II Class F Certificates was $79.0 million and $79.0 million, respectively.

The table below presents the outstanding principal balance and estimated fair value of our debt as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Debt	2,677,177	2,608,260	2,726,197	2,718,893

The following table sets forth a summary of the Company’s held for sale assets, held and used real estate assets that underwent impairment and real estate assets that underwent a casualty related impairment that were accounted for at fair value on a nonrecurring basis as of their respective measurement date (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2026
Fair value of real estate assets - impaired at March 31, 2026	$15,366	$—	$—	$15,366
Fair value of real estate assets - impaired at June 30, 2026	$32,800	$—	$—	$32,800
Fair value of real estate assets - impaired at September 30, 2026	$95,307	$—	$—	$95,307

7. Stockholders’ Equity

The Company issued shares under the Company’s distribution reinvestment program (the “DRIP”) during the nine months ended September 30, 2026 and 2025. Common Stock shares issued under the DRIP are issued at a 3% discount to the then-current NAV per share and the Company does not receive any cash for DRIP issuances as those dividends are instead reinvested into the Company. During the three months ended September 30, 2026 and 2025, the Company issued 86,105 shares and 126,703 shares, respectively, of Common Stock from DRIP issuances and equity grant vestings for total contributions of $4.5 million and $5.4 million, respectively, net of less than $0.1 million and $1.4 million, respectively, of taxes certain grantees owed upon restricted stock units vesting against the shares of Common Stock issued. During the nine months ended September 30, 2026 and 2025, the Company issued 425,548 shares and 534,227 shares, respectively, of Common Stock from DRIP issuances and equity grant vestings for total contributions of $14.3 million and $16.8 million, respectively, net of $3.3 million and $5.8 million, respectively, of taxes certain grantees owed upon restricted stock units vesting against the shares of Common Stock issued.

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

2023 Long-Term Incentive Plan

On July 11, 2023, the Company’s stockholders approved the 2023 Long Term Incentive Plan (the “2023 LTIP”) to replace the 2018 LTIP which reserved 1,000,000 shares of Common Stock the Company may issue under the 2023 LTIP. Under the 2023 LTIP, the compensation committee of the Board (“Compensation Committee”) may grant awards of option rights, stock appreciation rights, restricted stock, RSUs, performance shares, performance share units or cash incentive awards, or PI Units to directors and officers of the Company or other service providers of the Company and the OP, including employees of the Adviser. Under the terms of the 2023 LTIP, 1,000,000 shares of Common Stock were initially reserved, subject to automatic increase on January 1st of each year beginning with January 1, 2024 by a number equal to 10% of the total number of OP Units and vested PI Units outstanding on December 31st of the preceding year (the “Share Reserve”), provided that the Board may act prior to each such January 1st to determine that there will be no increase for such year or that the increase will be less than the number of shares by which the Share Reserve would otherwise increase. All RSUs granted and shares of Common Stock issued under the 2023 LTIP have been made pursuant to an exemption from the registration requirements of the Securities Act. Vesting of grants made under the 2023 LTIP will occur over a period of time as determined by the Compensation Committee and may include the achievement of performance metrics, also as determined by the Compensation Committee in its sole discretion.

RSU Grants Under the 2018 LTIP and 2023 LTIP

As of September 30, 2026, the Company had granted 816,946 and 731,095 RSUs under the 2018 LTIP and 2023 LTIP, respectively. The following table includes the number of RSUs granted, vested, forfeited and outstanding to certain employees of the Adviser, officers of the Company and non-employee Board members under the 2018 LTIP and 2023 LTIP:

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

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 and February 15, 2021 RSU awards that were dependent upon the successful completion of an IPO, and as such the remaining outstanding RSUs under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the February 17, 2022, April 11, 2023 and April 3, 2024 RSU awards such that the awards vest 50% ratably over four years and 50% upon the earlier to occur: (a) the date of a successful completion of an IPO or a Company Listing Event or (b) the final time vesting date. With respect to the IPO contingent RSU awards that were originally granted on February 17, 2022, April 11, 2023, and April 3, 2024, the final time vesting of each award is February 17, 2026, April 11, 2027, and April 3, 2028, respectively, in which these awards would be considered fully vested if there is not an earlier IPO or, if applicable, Company Listing Event. During the three and nine months ended September 30, 2026, the Company recognized approximately $1.0 million and $3.4 million of non-cash compensation expense, respectively, related to the revised RSU award vesting, which is based on the fair value of the modified awards at the date of modification. As of September 30, 2026, total unrecognized compensation expense on RSUs with respect to the IPO contingent shares was approximately $3.6 million which is expected to be recognized through the final time vesting date. The non-cash compensation expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The RSUs granted to non-employee Board members fully vest on the first anniversary of the grant date. Any unvested RSU is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Adviser. Forfeitures are recognized as they occur. RSUs are valued at fair value (which is the NAV per share in effect) on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule that approximates a straight-line basis. Beginning on the date of grant, RSUs accrue dividends that are payable in cash on the vesting date. Once vested, the RSUs convert on a one-for-one basis into Common Stock. The estimated fair values of the RSUs that fully vested during the nine months ended September 30, 2026 and 2025 were an aggregate of $11.9 million and $14.5 million, respectively.

As of September 30, 2026, the number of RSUs granted, vested, forfeited and outstanding was as follows (dollars in thousands):

Dates	Number of RSUs		Value (1)
Outstanding December 31, 2025	621,084		$35,412
Granted	309,787		17,001
Vested	(216,297)	(2)	(11,825)
Forfeited	(831)		(45)
Outstanding September 30, 2026	713,743		$40,543

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
(2)
Certain grantees elected to use vested shares to satisfy the taxes owed upon vesting and the compensation committee approved cash settlement of 53,691 and 6,781 restricted stock units, respectively, against the shares of Common Stock issued resulting in 155,598 shares of Common Stock being issued for the nine months ended September 30, 2026 as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the outstanding RSUs is as follows:

Vest Date	RSUs Vesting (1)
February 15, 2027	53,815
April 2, 2027	87,288
April 3, 2027	22,451
April 11, 2027	107,804
February 15, 2028	127,981
April 3, 2028	112,256
February 15, 2029	127,981
February 15, 2030	74,167
713,743

(1)
As of September 30, 2026, upon the successful completion of an IPO, Company Listing Event or change of control of the Company, 176,048 RSUs would vest immediately, instead of vesting on the final time vesting date according to the schedule above.

For the three months ended September 30, 2026 and 2025, the Company recognized approximately $3.7 million and $4.3 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $10.6 million and $21.5 million, respectively, of non-cash compensation expense related to the RSUs, which is included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2026 and December 31, 2025, the Company had total unrecognized compensation expense on RSUs of approximately $28.1 million and $21.7 million, respectively, and the expense is expected to be recognized over a weighted average vesting period of 1.10 and 1.33 years, respectively.

Performance Share Grants under the 2023 LTIP

In connection with the Internalization of the Legacy VineBrook Manager and under the 2023 LTIP, on August 3, 2023, performance shares were granted to certain executives with an aggregate target of 63,452 performance shares. Vesting of 31,726 of the performance shares was based on the achievement of annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio (the “One Year Performance Shares”), and the vesting of 31,726 of the performance shares was based on the net operating income growth from 2023 through 2025 and core funds from operations per share growth from 2023 through 2025 (the “Three Year Performance Shares”). The achievement of the respective metrics would increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. As of December 31, 2024, it was determined that 23,794 One Year Performance Shares were earned by executives based on annual Portfolio growth and annual growth of rehabilitations of properties in the Portfolio. The One Year Performance Shares vest 25% ratably over four years. If the Three Year Performance Shares metrics were met when the performance period ended on January 1, 2026, the Three Year Performance Shares would have vested 50% ratably over two years. Forfeitures are recognized as they occur. Beginning on the date of grant, performance shares accrue dividends that are payable in cash on the vesting date. Once vested, the performance shares convert on a one-for-one basis into Common Stock. On June 10, 2025, certain executives granted performance shares were terminated whereby 31,726 Three Year Performance Shares, representing target performance, were deemed to be earned. In connection with the separation and release agreements, a total of 49,572 outstanding and earned performance shares, representing the remaining earned One Year Performance Shares and the Three Year Performance Shares deemed earned, vested on August 4, 2025. As of September 30, 2026 and December 31, 2025, all performance shares have vested and zero shares remain outstanding.

Series B Preferred Stock

On July 31, 2023, the Company issued 2,548,240 shares of 9.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), of the Company in a private offering for gross proceeds of approximately $63.7 million (the “Series B Preferred Offering”). Beginning on the day after the fourth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 10.00% per annum; beginning on the day after the fifth anniversary of the original issuance date, the Series B Preferred Stock dividend rate will increase to 11.00% per annum; and beginning on the day after the sixth anniversary of the original issuance date and each anniversary thereafter, the Series B Preferred Stock dividend rate will increase an additional 2.00% per annum, with a maximum Series B Preferred Stock dividend rate of 17.00% per annum. The dividend rate will also increase upon the occurrence of certain default circumstances, as defined in the Articles Supplementary setting forth the terms of the Series B Preferred Stock. The Company has the option to redeem, in whole or in part, the Series B Preferred Stock at any time, from time to time, subject to certain redemption premiums if redeemed prior to the second anniversary of the original issuance date. The Company currently intends to exercise its option to redeem all of the outstanding Series B Preferred Stock on or prior to the fourth anniversary of the original issuance date, subject to availability of adequate funding to redeem all such shares and provided such redemption does not result in any covenant default under any of the Company’s credit agreements. There can be no assurance that such funding will be available at the planned time of such redemption or that such redemption will not at such time result in a default under one or more covenants under the Company’s credit agreements. With respect to priority of payment of dividends, the Series B Preferred Stock ranks senior to all classes of Common Stock, and the Series B Preferred Stock and Series A Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share plus any accrued and unpaid distributions (whether or not declared), after payment of the Company's debts and other liabilities. An aggregate of approximately $2.9 million in selling commissions and fees were paid in connection therewith. OSL purchased shares of Series B Preferred Stock in the Series B Preferred Offering.

8. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table presents the capital contributions, distributions, and profits and losses allocated to PI Units and OP Units not held by the Company (the “noncontrolling interests”) in the OP (in thousands):

Balances
Redeemable noncontrolling interests in the OP, December 31, 2025	$277,844
Net loss attributable to redeemable noncontrolling interests in the OP	(26,762)
Contributions by redeemable noncontrolling interests in the OP	759
Distributions to redeemable noncontrolling interests in the OP	(8,940)
Redemptions by redeemable noncontrolling interests in the OP	(27)
Equity-based compensation	310
Other comprehensive loss attributable to redeemable noncontrolling interests in the OP	(641)
Adjustment to reflect redemption value of redeemable noncontrolling interests in the OP	11,441
Redeemable noncontrolling interests in the OP, September 30, 2026	$253,984

As of September 30, 2026, the Company held 18,164,224 Class A OP Units, NREO held 2,814,062 Class B OP Units, NRESF held 102,595 Class C OP Units, GAF REIT held 161,905 Class C OP Units and the VineBrook Contributors, former employees of the Legacy VineBrook Manager, the Evergreen Manager and Company insiders held 1,998,073 Class C OP

Units. As of September 30, 2026, the Company held all outstanding 6.50% Series A Cumulative Redeemable Preferred Units and 9.50% Series B Cumulative Redeemable Preferred Units of the OP.

PI Unit Grants Under the 2018 LTIP

As of September 30, 2026, the Company had granted 705,311 PI Units under the 2018 LTIP. The following table includes the number of PI Units granted, vested, forfeited and outstanding under the 2018 LTIP:

Grant Date	PIUs Granted	PIUs Vested	PIUs Forfeited	PIUs Outstanding
April 19, 2019	40,000	40,000	—	—
November 21, 2019	80,399	80,399	—	—
May 11, 2020	219,826	215,326	4,500	—
November 30, 2020	11,764	7,352	4,412	—
May 31, 2021	246,169	234,545	11,624	—
August 10, 2022	27,849	22,280	4,646	923
February 22, 2023	79,304	42,586	26,409	10,309
Total	705,311	642,488	51,591	11,232

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

On April 4, 2025, the Compensation Committee (i) accelerated the vesting of the May 11, 2020 PI Unit grants that were dependent upon the successful completion of an IPO, and as such the remaining outstanding PI Units under those respective awards vested on April 4, 2025 and (ii) revised the vesting schedule for the May 31, 2021 PI Unit grants such that the awards vested 50% ratably over four years and 50% upon the earlier to occur: (a) the date of the successful completion of an IPO or (b) the final time vesting date. During the three and nine months ended September 30, 2026, the Company recognized approximately $0.1 million and $0.3 million of non-cash compensation expense related to the time vesting of PI Units, respectively, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). Once vested and converted into Class C OP Units in accordance with the OP LPA, the PI Units will then be fully recognized as Class C OP Units, which, without the OP’s consent, may not be redeemed for cash or Common Stock (at the OP’s election) within three years of issuance of the Class C OP Units. Any unvested PI Unit granted to an employee is forfeited, except in limited circumstances, as determined by the Compensation Committee, when the recipient is no longer employed by the Company or otherwise providing services to the Company. On October 27, 2025, the Compensation Committee determined that certain employees of the Company being terminated in the Externalization were going to be employed by the Adviser or Evergreen Manager (or their respective affiliates) or otherwise provide consulting services to the Company and approved the continued vesting pursuant to the original vesting schedule of a total of 22,390 unvested PI Units granted under the 2018 LTIP subject to such individuals continuing to provide services to the Company through employment at the Advisor or Evergreen Manager (or their respective affiliates) or otherwise as an independent contractor for the Company. Forfeitures are recognized as they occur. PI Units are valued at fair value on the date of grant, with compensation expense recorded in accordance with the applicable vesting schedule over the periods in which the restrictions lapse, that approximates a straight-line basis. We valued the PI Units at a per-unit value equivalent to the per-share offering price of our OP Units less discounts estimated by a third-party consultant. Beginning on the date of grant, PI Units accrue dividends that are payable in cash quarterly (if we declare and pay distributions to holders of our OP Units).

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

As of September 30, 2026, the number of PI Units granted that are outstanding and unvested was as follows (dollars in thousands):

Dates	Number of PI Units	Value (1)
Outstanding December 31, 2025	20,326	$2,084
Granted	—	—
Vested	(9,094)	(1,377)
Forfeited	—	—
Outstanding September 30, 2026	11,232	$707

(1)
Value is based on the number of PI Units granted multiplied by the estimated per unit fair value on the date of grant, which was $61.74 for the August 10, 2022 grant and $63.04 for the February 22, 2023 grant.

The vesting schedule for the PI Units is as follows:

Vest Date	PI Units Vesting
February 22, 2027	5,155
April 25, 2027	923
February 22, 2028	5,154
11,232

For the three months ended September 30, 2026 and 2025, the OP recognized approximately $0.1 million and $0.3 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, the OP recognized approximately $0.3 million and $26.6 million, respectively, of non-cash compensation expense related to the PI Units, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). As of September 30, 2026 and December 31, 2025, total unrecognized compensation expense on PI Units was approximately $0.5 million and $0.8 million, respectively, and the expense is expected to be recognized over a weighted average vesting period of 0.87 years and 1.00 years, respectively.

The table below presents the consolidated Common Stock and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation.

Period End	Common Stock Shares Outstanding	OP Units Held by NCI	Consolidated Common Stock Shares and NCI OP Units Outstanding
December 31, 2025	25,912,630	5,062,751	30,975,381
March 31, 2026	26,081,929	5,069,099	31,151,028
June 30, 2026	26,150,899	5,072,614	31,223,513
September 30, 2026	26,237,004	5,076,635	31,313,639

Redeemable Noncontrolling Interests in Consolidated VIEs

As of September 30, 2026, approximately 5,503,282 limited partnership units of the SFR OP (“SFR OP Units”) were held by affiliates of the Company. The following table presents the capital contributions, distributions, and profits and losses allocated to SFR OP Units not held by the Company (the “redeemable noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Redeemable noncontrolling interests in consolidated VIEs, December 31, 2025	$67,835
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(12,459)
Contributions by redeemable noncontrolling interests in consolidated VIEs	4,484
Distributions to redeemable noncontrolling interests in consolidated VIEs	(4,484)
Redemptions by redeemable noncontrolling interests in consolidated VIEs	(6)
Adjustment to reflect redemption value of redeemable noncontrolling interests in consolidated VIEs	16,118
Redeemable noncontrolling interests in consolidated VIEs, September 30, 2026	$71,488

Noncontrolling Interests in Consolidated VIEs

The following table presents the capital contributions, distributions, and profits and losses allocated to NexPoint Homes Class A common stock, par value $0.01 per share and NexPoint Homes Class I common stock, par value $0.01 not held by the Company (the “noncontrolling interests in consolidated VIEs”) (in thousands):

Balances
Noncontrolling interests in consolidated VIEs, December 31, 2025	$2,223
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,660)
Contributions by noncontrolling interests in consolidated VIEs	351
Distributions to noncontrolling interests in consolidated VIEs	(583)
Redemptions by noncontrolling interests in consolidated VIEs	(693)
Noncontrolling interests in consolidated VIEs, September 30, 2026	$(362)

9. Redeemable Series A Preferred Stock

The Company has issued 5,000,000 shares of Series A Preferred Stock as of September 30, 2026. The Series A Preferred Stock has a redemption value of $25.00 per share and is mandatorily redeemable on October 7, 2027 unless a Listing Event is effectuated as defined in the Articles of Amendment and Restatement, subject to certain extensions. With respect to priority of payment of dividends, the Series A Preferred Stock ranks senior to all classes of Common Stock, and the Series A Preferred Stock and Series B Preferred Stock rank on parity with each other. Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series A Preferred stockholders are entitled to be paid out, at a price equal to $25.00 per share, plus an amount equal to any accrued and unpaid dividends (whether or not earned, authorized or declared), after payment of the Company's debts and other liabilities.

The following table presents the redeemable Series A Preferred Stock (dollars in thousands):

	Series A Preferred Stock shares	Balances
Redeemable Series A Preferred stock, December 31, 2025	4,996,000	$123,494
Net income attributable to Redeemable Series A Preferred stockholders	—	6,089
Dividends declared to Redeemable Series A Preferred stockholders	—	(6,089)
Accretion to redemption value	—	506
Redeemable Series A Preferred stock, September 30, 2026	4,996,000	$124,000

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

For both the three months ended September 30, 2026 and 2025, the Company expensed advisory fees of approximately $4.2 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For both the nine months ended September 30, 2026 and 2025, the Company expensed advisory fees of approximately $12.6 million, respectively, in the VineBrook Portfolio which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2026 and December 31, 2025, the Company has $1.4 million and $1.7 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

NexBank

The Company and the OP maintain bank accounts with NexBank, a Texas state chartered bank (“NexBank”). NexBank charges no recurring maintenance fees on the accounts. The following table provides a reconciliation of cash reported on the consolidated balance sheets that is held at NexBank (in thousands):

	Cash at NexBank
	September 30, 2026	December 31, 2025
VineBrook Portfolio	$11,302	$4,283
NexPoint Homes Portfolio	1,857	2,731
Total cash at NexBank	$13,159	$7,014

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

NexPoint Homes Transactions

In connection with the Company’s consolidated investment in NexPoint Homes, the Company consolidated non-controlling interests in NexPoint Homes that were contributed by affiliates of the Adviser. As of September 30, 2026, these affiliates had contributed approximately $131.6 million of equity to NexPoint Homes. Additionally, the Company has consolidated five SFR OP convertible notes that are loans from affiliates of the Adviser to the SFR OP that bear interest at 7.50% and mature on June 30, 2027 (the “SFR OP Convertible Notes”). The holders of the SFR OP Convertible Notes may elect to convert all or part of the outstanding principal and accrued but unpaid interest into SFR OP Units, as calculated based on the current NAV at time of conversion. The SFR OP may prohibit conversion if certain conditions exist, including if the conversion would result in a negative impact to the REIT status of NexPoint Homes. As of September 30, 2026, the total principal outstanding on the SFR OP Convertible Notes was approximately $93.3 million which is included in notes payable, net, on the consolidated balance sheets. For both the three months ended September 30, 2026 and 2025, the SFR OP recorded approximately $1.8 million of interest expense related to the SFR OP Convertible Notes, respectively, which is included in interest expense on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, the SFR OP recorded approximately $5.3 million and $5.6 million of interest expense related to the SFR OP Convertible Notes, respectively, which is included in interest expense on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2026 and December 31, 2025, approximately $26.7 million and $21.4 million of interest expense, respectively, related to the SFR OP Convertible Notes remained accrued within accrued interest payable on the consolidated balance sheets.

On June 8, 2022, NexPoint Homes entered into an advisory agreement (the “NexPoint Homes Advisory Agreement”) with NexPoint Real Estate Advisors XI, LP (the “NexPoint Homes Adviser”), an affiliate of the Adviser. Under the terms of the NexPoint Homes Advisory Agreement, the NexPoint Homes Adviser manages the day-to-day affairs of NexPoint Homes for a fee equal to 0.75% of the consolidated enterprise value of NexPoint Homes. Additionally, the NexPoint Homes Adviser charges a fee equal to 0.25% of each transaction in connection with the procurement of debt or equity capital for NexPoint Homes. For the three months ended September 30, 2026 and 2025, NexPoint Homes incurred advisory fees of approximately $0.7 million and $0.8 million in connection with the NexPoint Homes Advisory Agreement, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, NexPoint Homes incurred advisory fees of approximately $2.2 million and $2.4 million in connection with the NexPoint Homes Advisory Agreement, respectively, which are included in advisory fees on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2026 and December 31, 2025, NexPoint Homes has $11.1 million and $9.4 million of accrued advisory fees payable, respectively, which are included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

The OSL Loan V

On September 28, 2026, certain subsidiaries of the OP, as borrowers, entered into the OSL Loan V with OSL, an entity that may be deemed an affiliate of the Company’s Adviser through common beneficial ownership. See Note 5.

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

11. Commitments and Contingencies

Commitments

In the normal course of business, the Company enters into various construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2026, management does not anticipate any material deviations from schedule or budget related to rehabilitation projects currently in process.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for loss per share:
Net loss	$(39,344)	$(40,364)	$(123,892)	$(149,480)
Adjustments:
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,198	6,595	6,595
Net income attributable to Series B Preferred stock	1,513	1,513	4,539	4,539
Net loss attributable to redeemable noncontrolling interests in the OP	(8,592)	(6,057)	(26,762)	(22,426)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,482)	(3,657)	(12,459)	(13,328)
Net loss attributable to noncontrolling interests in consolidated VIEs	(569)	(482)	(1,660)	(1,825)
Net loss attributable to common stockholders	$(29,413)	$(33,879)	$(94,145)	$(123,035)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	26,191	25,821	26,140	25,670
Weighted average unvested RSUs, PI Units, Earned Performance Shares and OP Units (1)	—	—	—	—
Weighted average common shares outstanding - diluted	26,191	25,821	26,140	25,670

Earnings (loss) per weighted average common share:
Basic	$(1.12)	$(1.31)	$(3.60)	$(4.79)
Diluted	$(1.12)	$(1.31)	$(3.60)	$(4.79)

(1)
For the three months ended September 30, 2026 and 2025, excludes approximately 6,506,000 shares and 6,500,318 shares, respectively, related to the assumed vesting of RSUs and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, excludes approximately 6,502,000 shares and 6,180,166 shares, respectively, related to the assumed vesting of RSUs, earned performance shares and PI Units and the conversion of OP Units and vested PI Units to Common Stock, as the effect would have been anti-dilutive.

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

The following table presents the reportable segments measures of profitability, along with significant segment expenses (in thousands):

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$75,904	$8,800	$84,704	$82,417	$11,612	$94,029
Property operating expenses	23,818	3,245	27,063	20,567	2,326	22,893
Real estate taxes and insurance	13,571	1,863	15,434	14,796	2,070	16,866
Property management fees	1,847	457	2,304	51	638	689
Advisory fees	4,200	671	4,871	4,217	794	5,011
General and administrative expenses	15,767	597	16,364	19,974	930	20,904
Depreciation and amortization	22,480	4,497	26,977	25,685	5,514	31,199
Interest expense	33,279	6,297	39,576	30,445	7,099	37,544
Other segment expense/(income) (1)	(11,348)	2,807	(8,541)	(2,061)	1,348	(713)
Segment net loss	$(27,710)	$(11,634)	$(39,344)	$(31,257)	$(9,107)	$(40,364)

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Total Revenues	$225,098	$28,360	$253,458	$248,428	$32,566	$280,994
Property operating expenses	61,738	8,208	69,946	59,583	6,465	66,048
Real estate taxes and insurance	43,270	6,052	49,322	44,859	7,118	51,977
Property management fees	5,587	1,560	7,147	51	1,881	1,932
Advisory fees	12,637	2,160	14,797	12,600	2,365	14,965
General and administrative expenses	41,065	2,298	43,363	90,083	7,173	97,256
Depreciation and amortization	69,514	14,658	84,172	76,858	16,538	93,396
Interest expense	102,884	19,856	122,740	87,294	20,709	108,003
Other segment expense/(income) (1)	(20,221)	6,084	(14,137)	(4,983)	1,880	(3,103)
Segment net loss	$(91,376)	$(32,516)	$(123,892)	$(117,917)	$(31,563)	$(149,480)

(1)
Other segment expense/(income) includes loss on extinguishment of debt, gain (loss) on sales and impairment of real estate, net, investment income, reversal of (provision for) loan losses, loss on forfeited deposits and internalization costs.

The following table presents measures of each segment’s assets for the reportable segments (in thousands):

	As of September 30, 2026			As of December 31, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Assets
Total assets	$2,492,762	$460,584	$2,953,346	$2,589,656	$561,086	$3,150,742

14. Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued, to determine if any significant events occurred subsequent to the balance sheet date that would have a material impact on these consolidated financial statements and determined the following events were material:

Dispositions

Subsequent to September 30, 2026, the Company disposed of 398 homes in the VineBrook Portfolio for net proceeds of approximately $44.7 million.

Acquisitions

Subsequent to September 30, 2026, the Company acquired 52 homes in the VineBrook Portfolio for a total purchase price of $15.2 million.

Common and Preferred Dividends

On November 10, 2026, the Company approved a Common Stock dividend of $0.5301 per share for stockholders of record as of November 10, 2026, that is to be paid on November 13, 2026.

On October 26, 2026, the Company approved a Series A Preferred Stock dividend of $0.40625 per share for stockholders of record as of December 24, 2026, that is to be paid on January 11, 2027.

On October 26, 2026, the Company approved a Series B Preferred Stock dividend of $0.59375 per share for stockholders of record as of December 28, 2026, that is to be paid on January 11, 2027.

Tender Offer

On September 4, 2026, the Company commenced a tender offer to purchase for cash up to $30.0 million, or 909,090 shares, of the Company’s Common Stock (the “Tender Offer Shares”). The Company offered to purchase the Tender Offer Shares at a price of $33.00 per share, net to the seller in cash. The offer expired on October 5, 2026 and subsequent to September 30, 2026, the Company accepted for purchase a total of 909,090 shares in the offer for an aggregate purchase price of approximately $30.0 million. In connection with the offer, the OP, through certain of its subsidiaries, drew $21.0 million under the OSL Loan V to help fund the purchase of the Tender Offer Shares.

NAV Determination

On November 6, 2026, the Pricing Committee determined that the Company’s NAV per share calculated on a fully diluted basis was $50.03 as of September 30, 2026. Common Stock and OP Units issued under the respective DRIPs will be issued a 3.0% discount to the NAV per share in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our Annual Report, filed with the SEC on March 11, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in our Annual Report, our Form 10-Q filed with the SEC on August 14, 2026 and below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements” in this report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report and our Form 10-Q filed with the SEC on August 14, 2026. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

The Company is an owner and operator of single-family rental homes, both scattered site and in BTR communities, that are rented to residents under leases with typical durations of one year. The Company’s mission is to provide our residents with affordable, safe, clean and functional homes with a high level of service through institutional, quality management. Our investment objective is to acquire properties with cash flow growth potential, renovate (when appropriate) and maintain our homes to deliver a high-quality resident experience, while providing quarterly cash distributions and seeking long-term capital appreciation for our stockholders. Our investment focus has historically been on the affordable and workforce segments of the housing industry, but we are not precluded from investing in homes in the higher-cost segments of the housing industry. As of September 30, 2026, we, through our OP and its consolidated subsidiaries, owned and operated 20,581 single family rental homes located in 21 states.

The Company has two reportable segments, the VineBrook Portfolio and the NexPoint Homes Portfolio. The VineBrook Portfolio is the Company’s primary reportable segment comprised of 18,851 homes as of September 30, 2026 which represents a significant majority of the Company’s consolidated portfolio and operations. The operation of the VineBrook Portfolio focuses on a value-add strategy where we acquire, renovate (when appropriate), lease, maintain and otherwise manage single family rental homes qualifying mostly as workforce or affordable rental housing primarily located in large to medium size cities and suburbs in the midwestern, heartland and southeastern United States. Through this strategy, we seek to improve rental rates and net operating income (“NOI”) at our homes. In addition to our value-add strategy, Company management has begun to underwrite acquisitions of, and the Company has begun to acquire, newer homes in BTR communities in higher growth submarkets within or complementary to our existing geographic footprint.

On June 10, 2025, the OP entered into the Externalization Agreements with the Evergreen Manager. Pursuant to the Externalization Agreements, the Evergreen Manager provides property management services to and generally operate the VineBrook Portfolio, including leasing the properties, managing resident situations, collecting rents, paying operating expenses, managing maintenance issues and other responsibilities customary for the management of SFR and BTR properties as well as provide certain asset management, acquisition, disposition and other services. On July 18, 2025, the initial group of properties within the VineBrook Portfolio was transitioned to the Evergreen Manager platform, a second group of properties was transitioned on September 17, 2025 and the final group was transitioned on October 23, 2025. On the Transition Effective Date, all of the Legacy VineBrook Management Agreements terminated. In connection with the Externalization, substantially all of our historical employees were terminated by the Company, with some being employed by the Evergreen Manager, some being employed by our Adviser and the balance being discharged. As a result of the Management Agreements, as of the Transition Effective Date the VineBrook Portfolio is externally managed by the Evergreen Manager.

The NexPoint Homes Portfolio is a reportable segment comprised of 1,730 homes as of September 30, 2026 and represents a minority of the Company’s consolidated portfolio and operations. The NexPoint Homes Portfolio is a reportable segment that generally purchases newer homes that require less rehabilitation compared to the historical VineBrook Portfolio. The NexPoint Homes Portfolio has entered into property management agreements with Mynd Management, Inc., as discussed in Note 4 of our consolidated financial statements.

We are externally advised by the Adviser through the Advisory Agreement, which will automatically renew on the anniversary of the renewal date for one-year terms thereafter, unless otherwise terminated. NexPoint Homes is externally advised by the NexPoint Homes Adviser through the NexPoint Homes Advisory Agreement.

On October 16, 2019, Highland, a former affiliate of NexPoint Advisers, L.P. (our “Sponsor”), filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026. The defendants have filed motions to dismiss the Bankruptcy Trust Lawsuit, which are pending before the trial court.

In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On September 23, 2026, the trial court entered judgment in favor of Mr. Dondero, disposing of all of the claims UBS asserted against him. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Adviser and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Our VineBrook Portfolio

Since our formation, we have significantly grown our VineBrook Portfolio. When the Company began operations on November 1, 2018, the Initial Portfolio consisted of 4,129 homes located in Ohio, Kentucky and Indiana. As of September 30, 2026 and 2025, the VineBrook Portfolio consisted of 18,851 and 20,365 homes, respectively, in 20 and 18 states, respectively. As of September 30, 2026 and 2025, the VineBrook Portfolio had an occupancy of 93.5% and 94.7%, respectively, and a weighted average monthly effective rent of $1,460 and $1,339, respectively, per occupied home. As of September 30, 2026 and 2025, the occupancy of stabilized homes in our VineBrook Portfolio was 95.2% and 94.6%, respectively, and the weighted average monthly effective rent of occupied stabilized homes was $1,468 and $1,357, respectively. Consistent with the National Rental Home Council’s definition, a property is classified as stabilized once it has been rehabilitated by the Company and then initially leased or available for rent for a period greater than 30 days. To be included in our stabilized occupancy and effective rent statistics, the property needs to be stabilized for greater than 90 days. Additionally, according to the National Rental Home Council, a property acquired and deemed to not be in need of an upfront renovation may be added to or withheld from the stabilized portfolio based on management’s discretion. As of September 30, 2026 and 2025, 30.7% and 23.4%, respectively, of homes in our VineBrook Portfolio were excluded from being stabilized either because the homes were in rehabilitation, were purchased with residents in place, were classified as held for sale or were in the process of being made ready for disposition. Make-ready dispositions represent homes that the Company has identified for disposal and are in the process of being prepared for sale, but have not yet been actively marketed and therefore do not yet meet the held-for-sale criteria, and are excluded from stabilized homes since stabilized homes are expected to be held for at least one year.

The table below provides summary information regarding our VineBrook Portfolio as of September 30, 2026.

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Dayton	OH	2,448	96.2%	$1,381	2,342	96.1%	$1,375
Cincinnati	KY, OH	2,197	95.6%	1,531	1,908	95.4%	1,549
Columbus	OH	1,220	95.7%	1,452	1,122	95.5%	1,453
St. Louis	MO	1,156	95.6%	1,383	825	94.9%	1,404
Indianapolis	IN	1,096	96.7%	1,507	930	96.5%	1,518
Kansas City	KS, MO	1,011	92.0%	1,531	777	96.3%	1,550
Birmingham	AL	828	94.0%	1,424	562	94.7%	1,436
Memphis	MS, TN	826	93.8%	1,251	602	94.2%	1,268
Columbia	SC	727	94.9%	1,564	519	94.8%	1,576
Milwaukee	WI	643	98.0%	1,510	503	97.6%	1,552
Jackson	MS	537	97.2%	1,494	453	96.9%	1,510
Augusta	GA, SC	533	93.4%	1,351	398	91.7%	1,391
Pensacola	FL	377	94.2%	1,566	285	96.5%	1,531
Portales	NM	350	95.1%	1,262	196	93.9%	1,260
Raleigh	NC	251	27.9%	2,194	42	97.6%	2,008
Raeford	NC	250	91.6%	1,359	182	91.8%	1,374
Huntsville	AL	234	91.5%	1,443	185	91.9%	1,444
Montgomery	AL	223	95.5%	1,379	187	94.7%	1,393
Greenville	SC	210	92.4%	1,569	164	93.9%	1,604
Pittsburgh	PA	208	96.2%	1,300	176	95.5%	1,325
Triad	NC	196	94.9%	1,522	168	94.0%	1,530
Little Rock	AR	178	92.7%	1,165	166	92.8%	1,171
Omaha	IA, NE	167	95.2%	1,467	155	94.8%	1,479
Charlotte	NC	107	89.7%	1,838	—	—	—
Nashville	TN	105	71.4%	1,912	14	92.9%	1,759
Phoenix	AZ	102	81.4%	2,356	97	84.5%	2,358
Myrtle Beach	SC	97	82.5%	2,143	96	83.3%	2,143
Dallas	TX	39	5.1%	2,495	1	100.0%	2,645
Atlanta	GA	4	100.0%	1,362	—	—	—
Sub-Total/Average		16,320	93.5%	$1,460	13,055	95.2%	$1,468
Held for Sale		1,811	n/a	n/a	n/a	n/a	n/a
Make-Ready Dispositions		720	n/a	n/a	n/a	n/a	n/a
Total/Average		18,851	93.5%	$1,460	13,055	95.2%	$1,468

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

NexPoint Homes Portfolio

NexPoint Homes is an owner and operator of single-family rental homes. As of September 30, 2026 and 2025, the NexPoint Homes Portfolio consisted of 1,730 and 2,076 single-family rental homes, respectively, primarily located in the midwestern and southeastern United States. As of September 30, 2026 and 2025, the NexPoint Homes Portfolio had an occupancy of approximately 96.7% and 94.7%, respectively, and a weighted average monthly effective rent of $1,753 and $1,797, respectively, per occupied home. Lease durations are typically one year. NexPoint Homes’ activities include acquiring, renovating, developing, leasing and operating single-family rental homes. For the NexPoint Homes Portfolio, a home is classified as stabilized once it has been rented or has been rehabilitated by the Company and available for rent for a period of greater than 30 days. Additionally, because stabilized homes are expected to be held for at least one year, stabilized homes also exclude any assets held for sale. As of September 30, 2026 and 2025, the number of stabilized homes in the NexPoint Homes Portfolio was 1,199 and 1,992, respectively, the occupancy of stabilized homes was 96.7% and 95.3%, respectively, and the weighted average monthly effective rent of stabilized occupied homes was $1,753 and $1,797, respectively. As of September 30, 2026 and 2025, 30.7% and 4.0% of homes in our NexPoint Homes Portfolio were excluded from being stabilized, respectively, because the homes were classified as held for sale or were in the process of being made ready for disposition. Make-ready dispositions represent homes that the Company has identified for disposal and are in the process of being prepared for sale, but have not yet been actively marketed and therefore do not yet meet the held-for-sale criteria, and are excluded from stabilized homes since stabilized homes are expected to be held for at least one year.

The table below provides summary information regarding the NexPoint Homes Portfolio as of September 30, 2026:

Market	State	# of Homes	Portfolio Occupancy	Average Effective Rent	# of Stabilized Homes	Stabilized Occupancy	Stabilized Average Monthly Rent
Oklahoma City	OK	198	95.5%	$1,671	198	95.5%	$1,671
Fayetteville	AR	194	95.9%	1,694	194	95.9%	1,694
Little Rock	AR	180	98.9%	1,519	180	98.9%	1,519
San Antonio	TX	141	97.2%	2,070	141	97.2%	2,070
Atlanta	GA	96	94.8%	1,667	96	94.8%	1,667
Tulsa	OK	83	96.4%	1,631	83	96.4%	1,631
Birmingham	AL	79	97.5%	1,683	79	97.5%	1,683
Other (1)	AL,FL,KS,TX	228	97.4%	1,966	228	97.4%	1,966
Sub-Total/Average		1,199	96.7%	$1,753	1,199	96.7%	$1,753
Held for Sale		264	n/a	n/a	n/a	n/a	n/a
Make-Ready Dispositions		267	n/a	n/a	n/a	n/a	n/a
Total/Average		1,730	96.7%	$1,753	1,199	96.7%	$1,753

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

Interest expense. Interest expense primarily includes interest on debt, payments and receipts related to our interest rate derivatives, the change (which may be positive or negative) in fair value of interest rate derivatives not designated as hedges, the amortization of deferred financing costs and the amortization of bond discounts. Certain interest costs are capitalized in accordance with our capitalization policy.

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

Reversal of loan losses. Reversal of loan losses relates to the change in our allowance for loan losses and includes the reduction of the loan from the SFR OP to HomeSource Operations, LLC (the "NexPoint Homes Manager") (the "HomeSource Note") and its associated interest receivable. See Note 10 to our consolidated financial statements for additional information.

Loss on forfeited deposits. Loss on forfeited deposits includes forfeitures of deposits related to the termination of acquisition agreements in the NexPoint Homes Portfolio.

Consolidated Results of Operations for the Three Months Ended September 30, 2026 and 2025

The three months ended September 30, 2026 compared to the three months ended September 30, 2025

The following table sets forth a summary of our consolidated operating results for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Total revenues	$84,704	$94,029	$(9,325)
Total expenses	132,589	135,106	(2,517)
Loss on extinguishment of debt	(4,403)	(533)	(3,870)
Gain on sales and impairment of real estate, net	12,399	582	11,817
Investment income	574	695	(121)
Loss on forfeited deposits	(29)	(31)	2
Net loss	(39,344)	(40,364)	1,020
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	2,199	2,198	1
Net income attributable to Series B Preferred stock	1,513	1,513	—
Net loss attributable to redeemable noncontrolling interests in the OP	(8,592)	(6,057)	(2,535)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(4,482)	(3,657)	(825)
Net loss attributable to noncontrolling interests in consolidated VIEs	(569)	(482)	(87)
Net loss attributable to stockholders	$(29,413)	$(33,879)	$4,466

Net loss increased from the three months ended September 30, 2025 to 2026 due in large part to a decrease in net operating income from homes as over 1,100 homes were either sold or vacated pending sale during the quarter and over 2,300 homes were either sold or vacated pending sale since the beginning of the year. Moreover, net loss increased partly because of higher interest expense, and increases in loss on extinguishment of debt and property management fees. These items contributing to a higher net loss were partially offset by a higher net gain on sales and impairment of real estate, a significant decrease in general and administrative expense, and lower depreciation and amortization on a reduced home count.

Revenues

Rental income. Rental income was $80.8 million for the three months ended September 30, 2026 compared to $92.1 million for the three months ended September 30, 2025, which was a decrease of $11.3 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio together with a larger number of homes being vacated and listed for sale, partially offset by a 2.5% blended increase in average rental rate in the VineBrook Portfolio for the third quarter of 2026 compared to the same period in 2025.

Other income. Other income was $3.9 million for the three months ended September 30, 2026 compared to $1.9 million for the three months ended September 30, 2025, which was an increase of $2.0 million. The increase between the periods was primarily due to increases in interest income, lease termination income and smart home and internet income, partially offset by decreases in application and other administrative income.

Expenses

Property operating expenses. Property operating expenses were $27.1 million for the three months ended September 30, 2026 compared to $22.9 million for the three months ended September 30, 2025, which was an increase of $4.2 million. The increase between the periods was primarily due to increases in utilities expense and repairs and maintenance costs associated with stabilized homes, partially offset by a decrease in property operations payroll resulting from the Externalization, decrease in landscaping costs and dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.

Real estate taxes and insurance. Real estate taxes and insurance were $15.4 million for the three months ended September 30, 2026 compared to $16.9 million for the three months ended September 30, 2025, which was a decrease of $1.5 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by increases in real estate tax assessments as a result of increases in property valuations.

Property management fees. Property management fees were $2.3 million for the three months ended September 30, 2026 compared to $0.7 million for the three months ended September 30, 2025, which was an increase of $1.6 million. The increase between the periods was primarily due to the Externalization.

Advisory fees. Advisory fees were $4.9 million for the three months ended September 30, 2026 compared to $5.0 million for the three months ended September 30, 2025, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a decrease in fee earning assets under management for the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by acquisitions within the VineBrook Portfolio.

General and administrative expenses. General and administrative expenses were $16.4 million for the three months ended September 30, 2026 compared to $20.9 million for the three months ended September 30, 2025, which was a decrease of $4.5 million. The decrease between the periods was primarily due to decreases in employee payroll and equity-based compensation costs related to the acceleration of RSU and PIU vestings due to the termination of certain executive employment arrangements in connection with the Externalization in 2025, partially offset by an increase in legal fees and shared service fees following the Externalization. For the three months ended September 30, 2026 and 2025, excluding charges related to equity-based compensation of $4.0 million and $4.5 million, respectively, and termination costs in connection with the Externalization of zero and $2.6 million, respectively, general and administrative expenses were $12.4 million for the three months ended September 30, 2026 compared to $13.8 million for the three months ended September 30, 2025, which was a decrease of $1.4 million (10.0%). Excluding the charges related to equity-based compensation and termination costs in connection with the Externalization, the decrease in general and administrative expenses between the periods was primarily due to savings derived from the fee-based structure with the Evergreen Manager and Asset Manager compared to employee payroll. We believe that eliminating these items from general and administrative expenses is useful for investors because the resulting measure reflects the actual ongoing general and administrative expenses incurred in operating our business.

Depreciation and amortization. Depreciation and amortization costs were $27.0 million for the three months ended September 30, 2026 compared to $31.2 million for the three months ended September 30, 2025, which was a decrease of $4.2 million. The decrease between the periods was primarily due to the disposition of homes and an increase in the movement of homes being classified as held for sale in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by acquisition of homes within the VineBrook Portfolio.

Interest expense. Interest expense was $39.6 million for the three months ended September 30, 2026 compared to $37.5 million for the three months ended September 30, 2025, which was an increase of $2.1 million. The increase between the periods was primarily due to an increase in non-cash discount and deferred financing cost amortization and a decrease in interest rate derivative proceeds due to the expiration and termination of interest rate swaps and caps, partially offset by decreases in interest on debt as we made pay downs on debt outstanding over the past year. The following table details the various costs included in interest expense for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Interest on debt	$33,728	$34,509	$(781)
Amortization of deferred financing costs	3,293	3,045	248
Amortization of debt discounts	5,923	4,754	1,169
Interest rate swaps and caps	(3,293)	(4,533)	1,240
Capitalized interest	(75)	(231)	156
Total	$39,576	$37,544	$2,032

Loss on extinguishment of debt. Loss on extinguishment of debt was $4.4 million for the three months ended September 30, 2026 compared to $0.5 million for the three months ended September 30, 2025, which was an increase of $3.9 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the three months ended September 30, 2026.

Gain on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $12.4 million for the three months ended September 30, 2026 compared to $0.6 million for the three months ended September 30, 2025, which was an increase of $11.8 million. The increase between the periods was primarily due to an increase in the number of homes sold for a gain within the VineBrook Portfolio and the NexPoint Homes Portfolio, partially offset by an increase in impairment charges recognized on homes classified as held for sale within the VineBrook Portfolio and the NexPoint Homes Portfolio. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance. The $12.4 million of gain on sales and impairment of real estate, net for the three months ended September 30, 2026 was comprised of gain on sales of real estate of $28.1 million, partially offset by total impairment of real estate assets of $15.7 million.

Investment income. Investment income was $0.6 million for the three months ended September 30, 2026 compared to $0.7 million for the three months ended September 30, 2025, which was a decrease of $0.1 million. The decrease between the periods was primarily due to a decrease in interest income from money market accounts, partially offset by the increase in interest income from preferred equity investments.

Loss on forfeited deposits. Loss on forfeited deposits was twenty-nine thousand dollars for the three months ended September 30, 2026 compared to thirty-one thousand dollars for the three months ended September 30, 2025, which was a decrease of two thousand dollars. The decrease between the periods was primarily due to lower dead deal costs within the VineBrook Portfolio during the three months ended September 30, 2026.

Consolidated Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following table sets forth a summary of our consolidated operating results for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Total revenues	$253,458	$280,994	$(27,536)
Total expenses	391,487	433,577	(42,090)
Loss on extinguishment of debt	(5,580)	(886)	(4,694)
Gain on sales and impairment of real estate, net	18,010	2,963	15,047
Investment income	1,777	1,966	(189)
Reversal of loan losses	—	500	(500)
Loss on forfeited deposits	(70)	(1,440)	1,370
Net loss	(123,892)	(149,480)	25,588
Dividends on and accretion to redemption value of Redeemable Series A Preferred stock	6,595	6,595	—
Net income attributable to Series B Preferred stock	4,539	4,539	—
Net loss attributable to redeemable noncontrolling interests in the OP	(26,762)	(22,426)	(4,336)
Net loss attributable to redeemable noncontrolling interests in consolidated VIEs	(12,459)	(13,328)	869
Net loss attributable to noncontrolling interests in consolidated VIEs	(1,660)	(1,825)	165
Net loss attributable to stockholders	$(94,145)	$(123,035)	$28,890

Net loss decreased from the nine months ended September 30, 2025 to 2026 due in large part to a significant decrease in general and administrative expense, a higher net gain on sales and impairment of real estate, lower depreciation and amortization on a reduced home count, and a lower loss on forfeited deposits. These items contributing to a lower net loss were partially offset by a decrease in net operating income from homes as over 2,300 homes were either sold or vacated pending sale, higher interest expense, and increases in property management fees and loss on extinguishment of debt. In addition, the 2025 period benefited from a $500,000 reversal of a prior loan loss not present in the 2026 period.

Revenues

Rental income. Rental income was $246.6 million for the nine months ended September 30, 2026 compared to $276.4 million for the nine months ended September 30, 2025, which was a decrease of $29.8 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio together with a larger number of homes being vacated and listed for sale, partially offset by a 3.8% blended increase in average rental rate in the VineBrook Portfolio for the nine months ended 2026 compared to the same periods in 2025.

Other income. Other income was $6.9 million for the nine months ended September 30, 2026 compared to $4.6 million for the nine months ended September 30, 2025, which was an increase of $2.3 million. The increase between the periods was primarily due to increases in interest income, damage waiver income, lease termination income and utility administrative income, partially offset by decreases in other administrative income.

Expenses

Property operating expenses. Property operating expenses were $69.9 million for the nine months ended September 30, 2026 compared to $66.0 million for the nine months ended September 30, 2025, which was an increase of $3.9 million. The increase between the periods was primarily due to increases in utilities expense and repairs and maintenance costs associated with stabilized homes, partially offset by a decrease in property operations payroll resulting from the Externalization, a decrease in turn costs, and dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio.

Real estate taxes and insurance. Real estate taxes and insurance were $49.3 million for the nine months ended September 30, 2026 compared to $52.0 million for the nine months ended September 30, 2025, which was a decrease of $2.7 million. The decrease between the periods was primarily due to dispositions in the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by increases in real estate tax assessments as a result of increases in property valuations.

Property management fees. Property management fees were $7.1 million for the nine months ended September 30, 2026 compared to $1.9 million for the nine months ended September 30, 2025, which was an increase of $5.2 million. The increase between the periods was primarily due to the Externalization.

Advisory fees. Advisory fees were $14.8 million for the nine months ended September 30, 2026 compared to $15.0 million for the nine months ended September 30, 2025, which was a decrease of $0.2 million. The decrease between the periods was primarily due to a decrease in fee earning assets under management for the VineBrook Portfolio and NexPoint Homes Portfolio, partially offset by acquisitions within the VineBrook Portfolio.

General and administrative expenses. General and administrative expenses were $43.4 million for the nine months ended September 30, 2026 compared to $97.3 million for the nine months ended September 30, 2025, which was a decrease of $53.9 million. The decrease between the periods was primarily due to decreases in employee payroll and equity-based compensation costs related to the acceleration of RSU and PIU vestings due to the termination of certain executive employment arrangements in connection with the Externalization in 2025, partially offset by an increase in legal fees and shared service fees following the Externalization. For the nine months ended September 30, 2026 and 2025, excluding charges related to equity-based compensation of $11.5 million and $38.1 million, respectively, and termination costs in connection with the Externalization of zero and $15.5 million, respectively, general and administrative expenses were $31.9 million for the nine months ended September 30, 2026 compared to $43.7 million for the nine months ended September 30, 2025, which was a decrease of $11.8 million (27.0%). Excluding the charges related to equity-based compensation and termination costs in connection with the Externalization, the decrease in general and administrative expenses between the periods was primarily due to savings derived from the fee-based structure with the Evergreen Manager and Asset Manager compared to employee payroll. See the discussion of general and administrative expenses for the three months ended September 30, 2026 above for an explanation of why we think this is useful for investors.

Depreciation and amortization. Depreciation and amortization costs were $84.2 million for the nine months ended September 30, 2026 compared to $93.4 million for the nine months ended September 30, 2025, which was a decrease of $9.2 million. The decrease between the periods was primarily due to the disposition of homes and an increase in the movement of homes being classified as held for sale, partially offset by acquisition of homes within the VineBrook Portfolio.

Interest expense. Interest expense was $122.7 million for the nine months ended September 30, 2026 compared to $108.0 million for the nine months ended September 30, 2025, which was an increase of $14.7 million. The increase between the periods was primarily due to an increase in non-cash discount and deferred financing cost amortization and a decrease in interest rate derivative proceeds due to the expiration and termination of interest rate swaps and caps as well as an increase in interest on debt associated with increased debt balances incurred over the past year. The following table details the various costs included in interest expense for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Interest on debt	$101,543	$101,768	$(225)
Amortization of deferred financing costs	9,998	7,799	2,199
Amortization of debt discounts	16,536	13,870	2,666
Interest rate swaps and caps	(4,956)	(14,861)	9,905
Capitalized interest	(381)	(573)	192
Total	$122,740	$108,003	$14,737

Loss on extinguishment of debt. Loss on extinguishment of debt was $5.6 million for the nine months ended September 30, 2026 compared to $0.9 million for the nine months ended September 30, 2025, which was an increase of $4.7 million. The increase between the periods was primarily due to an increase in debt extinguishment activity for the three months ended September 30, 2026.

Gain on sales and impairment of real estate, net. Gain on sales and impairment of real estate was $18.0 million for the nine months ended September 30, 2026 compared to $3.0 million for the nine months ended September 30, 2025, which was an increase of $15.0 million. The increase between the periods was primarily due to an increase in the number of homes sold for a gain within the VineBrook Portfolio and the NexPoint Homes Portfolio, partially offset by an increase in impairment charges recognized on homes classified as held for sale within the VineBrook Portfolio and the NexPoint Homes Portfolio. The Company strategically identifies homes for disposal and expects the disposal of these properties to be accretive to the Portfolio’s results of operation and overall performance. The $18.0 million of gain on sales and impairment of real estate, net for the nine months ended September 30, 2026 was comprised of gain on sales of real estate of $63.9 million, partially offset by total impairment of real estate assets of $45.9 million.

Investment income. Investment income was $1.8 million for the nine months ended September 30, 2026 compared to $2.0 million for the nine months ended September 30, 2025, which was a decrease of $0.2 million. The decrease between the periods was primarily due to a decrease in interest income from money market accounts, partially offset by the increase in interest income from preferred equity investments.

Reversal of loan losses. Reversal of loan losses was zero for the nine months ended September 30, 2026 compared to $0.5 million for the nine months ended September 30, 2025, which was a decrease of $0.5 million. The decrease between the periods was due to the reversal of loan losses from extra cash received from the NexPoint Homes Manager after notifying the SFR OP that the NexPoint Homes Manager would cease business operations, which resulted in the provision that effectively reduced the HomeSource Note and its associated interest receivable in 2025.

Loss on forfeited deposits. Loss on forfeited deposits was seventy thousand dollars for the nine months ended September 30, 2026 compared to $1.4 million for the nine months ended September 30, 2025, which was a decrease of approximately $1.4 million. The decrease between the periods was primarily due to writing off earnest money deposits within the NexPoint Homes Portfolio during the nine months ended September 30, 2025.

Non-GAAP Measurements

Net Operating Income

NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) interest expense, (2) advisory fees, (3) the impact of depreciation and amortization expenses, (4) gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or impairment charges, including casualty gains or losses, (5) general and administrative expenses, (6) investment income, (7) reversal of (provision for) loan losses, (8) loss on forfeited deposits and (9) other gains and losses that are specific to us, including loss on extinguishment of debt. We believe that eliminating these items from net income is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three and nine months ended September 30, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure on a consolidated basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(39,344)	$(40,364)	$(123,892)	$(149,480)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,871	5,011	14,797	14,965
General and administrative expenses	16,364	20,904	43,363	97,256
Depreciation and amortization	26,977	31,199	84,172	93,396
Interest expense	39,576	37,544	122,740	108,003
Loss on extinguishment of debt	4,403	533	5,580	886
Gain on sales and impairment of real estate, net	(12,399)	(582)	(18,010)	(2,963)
Investment income	(574)	(695)	(1,777)	(1,966)
Reversal of loan losses	—	—	—	(500)
Loss on forfeited deposits	29	31	70	1,440
NOI	$39,903	$53,581	$127,043	$161,037

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and nine months ended September 30, 2026 and 2025 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss	$(27,710)	$(11,634)	$(39,344)	$(31,257)	$(9,107)	$(40,364)
Adjustments to reconcile net loss to NOI:
Advisory fees	4,200	671	4,871	4,217	794	5,011
General and administrative expenses	15,767	597	16,364	19,974	930	20,904
Depreciation and amortization	22,480	4,497	26,977	25,685	5,514	31,199
Interest expense	33,279	6,297	39,576	30,445	7,099	37,544
Loss on extinguishment of debt	4,403	—	4,403	445	88	533
(Gain)/loss on sales and impairment of real estate, net	(15,243)	2,844	(12,399)	(1,955)	1,373	(582)
Investment income	(537)	(37)	(574)	(582)	(113)	(695)
Loss on forfeited deposits	29	—	29	31	—	31
NOI	$36,668	$3,235	$39,903	$47,003	$6,578	$53,581

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss	$(91,376)	$(32,516)	$(123,892)	$(117,917)	$(31,563)	$(149,480)
Adjustments to reconcile net loss to NOI:
Advisory fees	12,637	2,160	14,797	12,600	2,365	14,965
General and administrative expenses	41,065	2,298	43,363	90,083	7,173	97,256
Depreciation and amortization	69,514	14,658	84,172	76,858	16,538	93,396
Interest expense	102,884	19,856	122,740	87,294	20,709	108,003
Loss on extinguishment of debt	5,528	52	5,580	798	88	886
(Gain)/loss on sales and impairment of real estate, net	(24,116)	6,106	(18,010)	(4,062)	1,099	(2,963)
Investment income	(1,703)	(74)	(1,777)	(1,756)	(210)	(1,966)
Reversal of loan losses	—	—	—	—	(500)	(500)
Loss on forfeited deposits	70	—	70	37	1,403	1,440
NOI	$114,503	$12,540	$127,043	$143,935	$17,102	$161,037

Net Operating Income for Our 2025-2026 Same Home and Non-Same Home Properties for the Three Months Ended September 30, 2026 and 2025

There are 14,104 homes in our 2025-2026 same home pool (our “2025-2026 Same Home” properties). To be included as a “2025-2026 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2025-2026 Same Home properties for the period ended September 30, 2026 and September 30, 2025 were stabilized by October 1, 2024 and held through September 30, 2026. 2025-2026 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2025-2026 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our VineBrook Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view 2025-2026 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2026 and 2025 for our 2025-2026 Same Home and Non-Same Home properties (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Same Home
Rental income (1)	$55,505	$54,981	$524	1.0%
Other income (1)	1,248	550	698	N/M
Same Home revenues	56,753	55,531	1,222	2.2%
Non-Same Home
Rental income (1)	17,044	37,482	(20,438)	(54.5)%
Other income (1)	2,253	1,023	1,230	N/M
Non-Same Home revenues	19,297	38,505	(19,208)	(49.9)%
Total revenues	76,050	94,036	(17,986)	(19.1)%

Operating expenses
Same Home
Property operating expenses (1)	9,952	10,136	(184)	(1.8)%
Real estate taxes and insurance	10,120	10,167	(47)	(0.5)%
Property management fees (2)	1,409	—	1,409	N/M
Same Home operating expenses	21,481	20,303	1,178	5.8%
Non-Same Home
Property operating expenses (1)	8,457	12,764	(4,307)	(33.7)%
Real estate taxes and insurance	5,314	6,699	(1,385)	(20.7)%
Property management fees (2)	895	689	206	29.9%
Non-Same Home operating expenses	14,666	20,152	(5,486)	(27.2)%
Total operating expenses	36,147	40,455	(4,308)	(10.6)%

NOI
Same Home	35,272	35,228	44	0.1%
Non-Same Home	4,631	18,353	(13,722)	(74.8)%
Total NOI	$39,903	$53,581	$(13,678)	(25.5)%

(1)
Presented net of resident chargebacks.
(2)
Property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2025-2026 Same Home Results of Operations for the Three Months Ended September 30, 2026 and 2025

As of September 30, 2026, our 2025-2026 Same Home properties were approximately 94.7% occupied with a weighted average monthly effective rent per occupied home of $1,379. As of September 30, 2025, our 2025-2026 Same Home properties were approximately 95.0% occupied with a weighted average monthly effective rent per occupied home of

$1,374. For our 2025-2026 Same Home properties, we recorded the following operating results for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:

Revenues

Rental income. Rental income was $55.5 million for the three months ended September 30, 2026 compared to $55.0 million for the three months ended September 30, 2025, which was an increase of approximately $0.5 million, or 1.0%. The increase was primarily related to a 0.4% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.3% decrease in occupancy.

Other income. Other income was approximately $1.2 million for the three months ended September 30, 2026 compared to approximately $0.6 million for the three months ended September 30, 2025, which was an increase of approximately $0.6 million, or 126.9%. This increase was primarily due to the increase in overall fees charged to single family properties of $0.6 million.

Expenses

Property operating expenses. Property operating expenses were $10.0 million for the three months ended September 30, 2026 compared to $10.1 million for the three months ended September 30, 2025, which was a decrease of approximately $0.1 million, or 1.8%. The decrease was primarily related to a decrease in turnover costs of $3.0 million and a $2.7 million decrease attributable to property management payroll, partially offset by an increase in repair and maintenance expense of $3.7 million and an increase in leasing expense of $1.9 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $10.1 million for the three months ended September 30, 2026 compared to $10.2 million for the three months ended September 30, 2025, which was a decrease of $0.1 million, or 0.5%. The decrease was primarily related to a decrease in property insurance costs of $0.4 million, partially offset by an increase in real estate taxes of $0.3 million.

Property management fees. Property management fees were $1.4 million for the three months ended September 30, 2026 compared to zero for the three months ended September 30, 2025, which was an increase of approximately $1.4 million, or 100.0%. The increase is due to the Externalization.

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Same Home revenues	$56,753	$55,531
Non-Same Home revenues	19,297	38,505
Chargebacks	8,654	(7)
Total revenues	$84,704	$94,029

Same Home operating expenses	21,481	20,303
Non-Same Home operating expenses	14,666	20,152
Chargebacks	8,654	(7)
Total operating expenses	$44,801	$40,448

Net Operating Income for Our 2025-2026 Same Home and Non-Same Home Properties for the Nine Months Ended September 30, 2026 and 2025

There are 14,104 homes in our 2025-2026 same home pool. To be included as a “2025-2026 Same Home,” homes must be in the VineBrook Portfolio and must have been stabilized for at least 90 days in advance of the first day of the previous fiscal year and be held through the current reporting period-end. 2025-2026 Same Home properties for the period ended September 30, 2026 and September 30, 2025 were stabilized by October 1, 2024 and held through September 30, 2026. 2025-2026 Same Home properties do not include homes held for sale. Homes that are stabilized are included as 2025-2026 Same Home properties, whether occupied or vacant. See Item 1 “Business—Our VineBrook Portfolio” in our Annual Report for a discussion of the definition of stabilized. We view 2025-2026 Same Home NOI as an important measure of the operating performance of our homes because it allows us to compare operating results of homes owned for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods.

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2026 and 2025 for our 2025-2026 Same Home and Non-Same Home properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Same Home
Rental income (1)	$164,954	$164,653	$301	0.2%
Other income (1)	3,538	1,948	1,590	81.6%
Same Home revenues	168,492	166,601	1,891	1.1%
Non-Same Home
Rental income (1)	62,464	112,088	(49,623)	(44.3)%
Other income (1)	2,474	1,891	583	30.8%
Non-Same Home revenues	64,938	113,979	(49,041)	(43.0)%
Total revenues	233,430	280,580	(47,150)	(16.8)%

Operating expenses
Same Home
Property operating expenses (1)	28,599	28,882	(283)	(1.0)%
Real estate taxes and insurance	30,698	30,748	(50)	(0.2)%
Property management fees (2)	4,207	—	4,207	N/M
Same Home operating expenses	63,504	59,630	3,874	6.5%
Non-Same Home
Property operating expenses (1)	21,319	36,752	(15,433)	(42.0)%
Real estate taxes and insurance	18,624	21,229	(2,605)	(12.3)%
Property management fees (2)	2,940	1,932	1,008	52.2%
Non-Same Home operating expenses	42,883	59,913	(17,030)	(28.4)%
Total operating expenses	106,387	119,543	(13,156)	(11.0)%

NOI
Same Home	104,988	106,971	(1,983)	(1.9)%
Non-Same Home	22,055	54,066	(32,011)	(59.2)%
Total NOI	$127,043	$161,037	$(33,994)	(21.1)%

(1)
Presented net of resident chargebacks.
(2)
Property management fees were eliminated in consolidation for the VineBrook Portfolio until the Externalization.

See reconciliation of net income (loss) to NOI above under “—Net Operating Income.”

2025-2026 Same Home Results of Operations for the Nine Months Ended September 30, 2026 and 2025

As of September 30, 2026, our 2025-2026 Same Home properties were approximately 94.7% occupied with a weighted average monthly effective rent per occupied home of $1,379. As of September 30, 2025, our 2025-2026 Same Home properties were approximately 95.0% occupied with a weighted average monthly effective rent per occupied home of $1,374. For our 2025-2026 Same Home properties, we recorded the following operating results for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

Revenues

Rental income. Rental income was $165.0 million for the nine months ended September 30, 2026 compared to $164.7 million for the nine months ended September 30, 2025, which was an increase of approximately $0.3 million, or 0.2%. The increase is related to a 0.4% increase in the weighted average monthly effective rent per occupied home, partially offset by a 0.3% decrease in occupancy.

Other income. Other income was approximately $3.5 million for the nine months ended September 30, 2026 compared to approximately $1.9 million for the nine months ended September 30, 2025, which was an increase of approximately $1.6 million, or 81.6%. This increase was primarily due to the increase in overall fees charged to single family properties of $1.6 million.

Expenses

Property operating expenses. Property operating expenses were $28.6 million for the nine months ended September 30, 2026 compared to $28.9 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.3 million, or 1.0%. The decrease was primarily related to decreases in property management payroll of $8.9 million and turnover costs of $7.7 million, partially offset by increases in repair and maintenance expense of $11.7 million and leasing expense of $4.5 million.

Real estate taxes and insurance. Real estate taxes and insurance costs were $30.7 million for the nine months ended September 30, 2026 compared to $30.7 million for the nine months ended September 30, 2025, with no change period over period. An increase in real estate taxes of $0.8 million, was offset by a decrease in property insurance costs of $0.8 million.

Property management fees. Property management fees were $4.2 million for the nine months ended September 30, 2026 compared to zero for the nine months ended September 30, 2025, which was an increase of approximately $4.2 million, or 100.0%. The increase is due to the Externalization.

The following table reflects a reconciliation of Same Home and Non-Same Home revenues and operating expenses to total revenues and operating expenses, including resident chargebacks, for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Same Home revenues	$168,492	$166,601
Non-Same Home revenues	64,938	113,979
Chargebacks	20,028	414
Total revenues	$253,458	$280,994

Same Home operating expenses	63,504	59,630
Non-Same Home operating expenses	42,883	59,913
Chargebacks	20,028	414
Total operating expenses	$126,415	$119,957

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

The following table reconciles our calculations of FFO, Core FFO and AFFO to net loss attributable to stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months Ended September 30, 2026 to 2025
	2026	2025	2026	2025	$ Change	% Change
Net loss attributable to stockholders	$(29,413)	$(33,879)	$(94,145)	$(123,035)	$28,890	(23.5)%
Net loss attributable to NCI in the OP	(8,592)	(6,057)	(26,762)	(22,426)	(4,336)	19.3%
Net loss attributable to redeemable noncontrolling interest in consolidated VIEs	(4,482)	(3,657)	(12,459)	(13,328)	869	(6.5)%
Net loss attributable to noncontrolling interest in consolidated VIEs	(569)	(482)	(1,660)	(1,825)	165	(9.0)%
Depreciation and amortization	26,977	31,199	84,172	93,396	(9,224)	(9.9)%
Gain on sales and impairment of real estate, net	(12,399)	(582)	(18,010)	(2,963)	(15,047)	N/M
FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(28,478)	(13,458)	(68,864)	(70,181)	1,317	(1.9)%

FFO per share - basic	$(0.88)	$(0.43)	$(2.13)	$(2.27)	$0.14	(6.2)%
FFO per share - diluted	$(0.88)	$(0.43)	$(2.13)	$(2.27)	$0.14	(6.2)%

Loss on forfeited deposits	29	31	70	1,440	(1,370)	(95.1)%
Loss on extinguishment of debt	4,403	533	5,580	886	4,694	N/M
Non-cash interest expense	10,397	9,737	28,942	27,202	1,740	6.4%
Reversal of (provision for) loan losses	—	—	—	(500)	500	(100.0)%
Transaction and other costs	2,012	5,039	3,089	12,908	(9,819)	(76.1)%
Equity-based compensation expense	3,839	4,656	11,112	48,545	(37,433)	(77.1)%
Core FFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(7,798)	6,538	(20,071)	20,300	(40,371)	N/M

Core FFO per share - basic	$(0.24)	$0.21	$(0.62)	$0.66	$(1.28)	N/M
Core FFO per share - diluted	$(0.24)	$0.20	$(0.62)	$0.64	$(1.26)	N/M

Recurring capital expenditures	(8,079)	(7,511)	(18,757)	(18,767)	10	(0.1)%
AFFO attributable to stockholders, NCI in the OP, redeemable noncontrolling interests in consolidated VIEs, and noncontrolling interests in consolidated VIEs	(15,877)	(973)	(38,828)	1,533	(40,361)	N/M

AFFO per share - basic	$(0.49)	$(0.03)	$(1.20)	$0.05	$(1.25)	N/M
AFFO per share - diluted	$(0.49)	$(0.03)	$(1.20)	$0.05	$(1.25)	N/M

Weighted average shares outstanding - basic	32,384	31,453	32,327	30,873
Weighted average shares outstanding - diluted (1)	32,697	32,321	32,642	31,850

Dividends declared per share	$0.5301	$0.5301	$1.5903	$1.5903

Net loss attributable to stockholders per share/unit - diluted	$(1.12)	$(1.31)	$(3.60)	$(4.79)
Net loss attributable to stockholders Coverage - diluted (2)	-2.11x	-2.47x	-2.26x	-3.01x
FFO Coverage - diluted (3)	-1.66x	-0.81x	-1.34x	-1.43x
Core FFO Coverage - diluted (3)	-0.45x	0.38x	-0.39x	0.40x
AFFO Coverage - diluted (3)	-0.92x	-0.06x	-0.75x	0.03x

(1)
For the three and nine months ended September 30, 2026 and 2025, includes approximately 724,975 shares and 649,000 shares, respectively, related to the assumed vesting of RSUs, earned performance shares of the Company and PI Units not contingent upon an IPO, change in control or Company Listing Event.
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

The FFO, Core FFO and AFFO results discussed further below are for the VineBrook Portfolio, and reconcile to net loss for the VineBrook Portfolio for the three and nine months ended September 30, 2026 and 2025. See below for a reconciliation of VineBrook net loss to consolidated net loss for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss attributable to stockholders	$(23,507)	$(5,906)	$(29,413)	$(29,271)	$(4,608)	$(33,879)
Net loss attributable to redeemable NCI in the OP	(7,915)	(677)	(8,592)	(5,697)	(360)	(6,057)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(4,482)	(4,482)	—	(3,657)	(3,657)
Net loss attributable to NCI in consolidated VIEs	—	(569)	(569)	—	(482)	(482)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	2,199	—	2,199	2,198	—	2,198
Net income attributable to Redeemable Series B Preferred stock	1,513	—	1,513	1,513	—	1,513
Net Loss	$(27,710)	$(11,634)	$(39,344)	$(31,257)	$(9,107)	$(40,364)

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company	VineBrook Portfolio	NexPoint Homes Portfolio	Total Company
Net loss attributable to stockholders	$(77,615)	$(16,530)	$(94,145)	$(107,934)	$(15,101)	$(123,035)
Net loss attributable to redeemable NCI in the OP	(24,895)	(1,867)	(26,762)	(21,117)	(1,309)	(22,426)
Net loss attributable to redeemable NCI in consolidated VIEs	—	(12,459)	(12,459)	—	(13,328)	(13,328)
Net loss attributable to NCI in consolidated VIEs	—	(1,660)	(1,660)	—	(1,825)	(1,825)
Dividends on and accretion to redemption value of Redeemable Series A preferred stock	6,595	—	6,595	6,595	—	6,595
Net income attributable to Redeemable Series B Preferred stock	4,539	—	4,539	4,539	—	4,539
Net Loss	$(91,376)	$(32,516)	$(123,892)	$(117,917)	$(31,563)	$(149,480)

The following table reconciles our calculations of VineBrook FFO, VineBrook Core FFO and VineBrook AFFO to the VineBrook Portfolio's net loss attributable to stockholders for the three and nine months ended September 30, 2026 and 2025, which is reconciled to consolidated net loss above, the most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months Ended September 30, 2026 to 2025
	2026	2025	2026	2025	$ Change	% Change
Net loss attributable to stockholders	$(23,507)	$(29,271)	$(77,615)	$(107,934)	$30,319	(28.1)%
Net loss attributable to NCI in the OP	(7,915)	(5,697)	(24,895)	(21,117)	(3,778)	17.9%
Depreciation and amortization	22,480	25,685	69,514	76,858	(7,344)	(9.6)%
Gain on sales and impairment of real estate, net	(15,243)	(1,955)	(24,116)	(4,062)	(20,054)	N/M
VineBrook FFO attributable to stockholders and NCI in the OP	(24,185)	(11,238)	(57,112)	(56,255)	(857)	1.5%

VineBrook FFO per share - basic	$(0.75)	$(0.36)	$(1.77)	$(1.82)	$0.05	(2.7)%
VineBrook FFO per share - diluted	$(0.75)	$(0.36)	$(1.77)	$(1.82)	$0.05	-2.7%

Loss on forfeited deposits	29	31	70	37	33	89.2%
Investment income (1)	981	1,124	3,029	3,718	(689)	(18.5)%
Loss on extinguishment of debt	4,403	445	5,528	798	4,730	N/M
Non-cash interest expense	10,313	9,587	28,591	26,847	1,744	6.5%
Transaction and other costs	2,012	5,039	2,975	8,779	(5,804)	(66.1)%
Equity-based compensation expense	3,839	4,547	10,895	48,178	(37,283)	(77.4)%
VineBrook Core FFO attributable to stockholders and NCI in the OP	(2,608)	9,535	(6,024)	32,102	(38,126)	N/M

VineBrook Core FFO per share - basic	$(0.08)	$0.30	$(0.19)	$1.04	$(1.23)	N/M
VineBrook Core FFO per share - diluted	$(0.08)	$0.30	$(0.19)	$1.01	$(1.20)	N/M

Recurring capital expenditures	(8,079)	(7,511)	(18,757)	(18,767)	10	(0.1)%
VineBrook AFFO attributable to stockholders and NCI in the OP	(10,687)	2,024	(24,781)	13,335	(38,116)	N/M

VineBrook AFFO per share - basic	$(0.33)	$0.06	$(0.77)	$0.43	$(1.20)	N/M
VineBrook AFFO per share - diluted	$(0.33)	$0.06	$(0.77)	$0.42	$(1.19)	N/M

Weighted average shares outstanding - basic	32,384	31,453	32,327	30,873
Weighted average shares outstanding - diluted (2)	32,697	32,321	32,642	31,850

Dividends declared per share	$0.5301	$0.5301	$1.5903	$1.5903

Net loss attributable to stockholders per share/unit - diluted (3)	$(1.12)	$(1.31)	$(3.60)	$(4.79)
Net loss attributable to stockholders Coverage - diluted (4)	-2.11x	-2.47x	-2.26x	-3.01x
VineBrook FFO Coverage - diluted (5)	-1.41x	-0.68x	-1.11x	-1.14x
VineBrook Core FFO Coverage - diluted (5)	-0.15x	0.60x	-0.12x	0.64x
VineBrook AFFO Coverage - diluted (5)	-0.62x	0.11x	-0.48x	0.26x

(1)
Investment income in the table above includes approximately less than $0.1 million and 0.2 million of interest income from the SFR OP Convertible Notes and promissory notes with NexPoint Homes and the SFR OP and approximately $1.0 million and $0.9 million of dividend income from the investment in NexPoint Homes for the three months ended September 30, 2026 and 2025, respectively. Additionally, investment income in the table above includes approximately $0.1 million and $1.0 million of interest income from the SFR OP Convertible Notes and promissory notes with NexPoint Homes and the SFR OP and approximately $2.9 million and $2.8 million of dividend income from the investment in NexPoint Homes for the nine months ended September 30, 2026 and 2025, respectively. The VineBrook Portfolio interest and dividend income related to NexPoint Homes are eliminated on the consolidated statements of operations and comprehensive income (loss) but are added back to VineBrook Core FFO since these funds are attributable to the standalone VineBrook Portfolio.
(2)
For the three and nine months ended September 30, 2026 and 2025, includes approximately 724,975 shares and 649,000 shares respectively, related to the assumed vesting of RSUs, performance shares and PI Units not contingent upon an IPO, change in control, or Company Listing Event.
(3)
For the three months ended September 30, 2026 and 2025, the net loss attributable to the stockholders per share/unit (diluted) includes $(0.23) per common share and $(0.18) per common share, respectively, related to the allocated loss attributable to the NexPoint Homes Portfolio. For the nine months ended September 30, 2026 and 2025, the net loss attributable to stockholders per share/unit (diluted) includes $(0.63) per common share and $(0.59) per common share, respectively, related to the allocated loss per common share attributable to the NexPoint Homes Portfolio.
(4)
Indicates coverage ratio of net loss attributable to stockholders for the VineBrook Portfolio per share (diluted) over dividends declared per common share during the period.

(5)
Indicates coverage ratio of VineBrook FFO/VineBrook Core FFO/VineBrook AFFO per common share (diluted) over dividends declared per common share during the period.

The nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

VineBrook FFO was negative $57.1 million for the nine months ended September 30, 2026 compared to negative $56.3 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.8 million. The change in VineBrook FFO between the periods primarily relates to the decrease in rental income of $25.3 million and increases in the VineBrook Portfolio's interest expense of $15.6 million, property management fees of $5.5 million, advisory fees and other expenses, net of $4.9 million and property operating expenses of $2.2 million, partially offset by decreases in the VineBrook Portfolio's general and administrative expenses of $49.0 million and real estate taxes and insurance of $1.6 million and an increase in other income of $2.0 million.

VineBrook Core FFO was negative $6.0 million for the nine months ended September 30, 2026 compared to $32.1 million for the nine months ended September 30, 2025, which was a decrease of approximately $38.1 million. The change in VineBrook Core FFO between the periods primarily relates to a decrease in VineBrook FFO of $0.8 million and decreases in the VineBrook Portfolio's equity-based compensation expense of $37.3 million, transaction and other costs of $5.8 million and investment income of $0.7 million, partially offset by increases in the VineBrook Portfolio's loss on extinguishment of debt of $4.7 million and non-cash interest expense of $1.7 million, which are all added back to arrive at VineBrook Core FFO.

VineBrook AFFO was negative $24.8 million for the nine months ended September 30, 2026 compared to $13.3 million for the nine months ended September 30, 2025, which was a decrease of approximately $38.1 million. The change in VineBrook AFFO between the periods primarily relates to a decrease in VineBrook Core FFO of $38.1 million.

The changes in diluted VineBrook FFO per share, VineBrook Core FFO per share and VineBrook AFFO per share were primarily related to an increase of 17.9% in VineBrook interest expense (or 15.0% on a per share basis). The weighted average interest rate of debt increased from 5.1174% as of September 30, 2025 to 5.2840% as of September 30, 2026 for the VineBrook Portfolio, which has partially offset the decrease in our VineBrook FFO and VineBrook Core FFO per share results. The Company has entered into two interest rate derivative agreements with an aggregate notional amount of approximately $629.4 million in order to partially offset the impact of interest rates.

Net Asset Value

We calculate NAV per share for purposes of determining the number of shares issued under the Company’s DRIP. The number of shares of Common Stock or OP Units issued under the applicable DRIP generally reflect a 3% discount to the then-current NAV per share.

Effective for valuations beginning on September 30, 2025, the Company implemented the Valuation Methodology approved by the Board. Under the Valuation Methodology, the Adviser calculates a preliminary NAV range by applying capitalization rates (“cap rates”)—low, mid, and high—provided by Green Street Adivsers, LLC for each Metropolitan Statistical Area in which the VineBrook Portfolio owns properties. The Adviser will apply these cap rates to each property’s projected net operating income over the next twelve months, adjusted for property dispositions and acquisitions, unless the property is a new acquisition (generally acquired within twelve months of the valuation date), in which case a discounted cash flow model will be applied. Then the Adviser will layer in other assets and liabilities and make any other adjustments deemed necessary to arrive at a preliminary NAV range that it will recommend to the Pricing Committee. Based on this recommendation, the Pricing Committee will then determine NAV based on the midpoint of the range.

Effective for NAV determined on and after December 31, 2021, NAV has been determined as of the end of each quarter. NAV per share is calculated on a fully diluted basis. The following table presents our historical NAV as determined by the Pricing Committee since December 31, 2024:

Date	NAV per share
September 30, 2026	$50.03
June 30, 2026	52.68
March 31, 2026	54.24
December 31, 2025	54.88
September 30, 2025	54.84
June 30, 2025	54.25
March 31, 2025	54.56
December 31, 2024	54.54

The reduction in NAV this quarter was primarily driven by rising interest rates that have led to cap rate expansion.

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

Subsequent to September 30, 2026, the Company paid off $28.4 million of the debt obligations coming due. Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $650.8 million coming due within 12 months of the financial statement issuance date, primarily due to the NexPoint Homes MetLife Note 1, which matures on March 3, 2027, the NexPoint Homes MetLife Note 2, which matures on August 12, 2027, the JPM Acquisition Facility, which matures on July 9, 2027 and the SFR OP Convertible Notes, which mature on June 30, 2027. As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under existing debt instruments, (iii) refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 and (iv) sell homes from its Portfolio and pay down debt balances with the net sale proceeds. Within the VineBrook Portfolio and the NexPoint Homes Portfolio, during the nine months ended September 30, 2026, the Company sold 2,033 homes and 305 homes, respectively, for net proceeds of approximately $275.8 million and $75.2 million, respectively. Subsequent to September 30, 2026, the Company sold 162 homes and 20 homes, respectively, for net proceeds of approximately $19.4 million and $5.9 million in the VineBrook Portfolio and the NexPoint Homes Portfolio, respectively. Additionally, subsequent to September 30, 2026, the VineBrook Portfolio and the NexPoint Homes Portfolio had 636 homes and 54 homes under contract to be sold, respectively, for estimated net proceeds of approximately $75.1 million and $14.0 million, respectively. The Company intends to sell approximately 2,725 homes over the next twelve months to generate net proceeds of approximately $348 million in the VineBrook Portfolio. Additionally, the Company intends to sell approximately 1,050 homes over the next twelve months to generate proceeds of approximately $284 million in the NexPoint Homes Portfolio. The sale of homes from the Portfolio could cause a decrease in net operating income, but the net operating income decrease is expected to be partially offset by the interest savings from the debt pay downs. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, its ability to refinance debt and its ability to sell homes from its Portfolio to pay down the balances. The Company intends to refinance the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 obligations primarily using debt or equity financing before they come due. The Company is currently engaged in active discussions with potential lenders to provide debt financing that would be sufficient to repay the amounts on the NexPoint Homes MetLife Note 1 and the NexPoint Homes MetLife Note 2 obligations coming due over the next 12 months. Given the Company's historical ability to refinance debt, as well as the robust debt market, the Company expects to be able to refinance debt as necessary to meet its debt obligations going forward. The Company plans to use funds from operations and proceeds from home dispositions to pay off the SFR OP Convertible Notes. The Company intends to exercise its one-year extension option on the JPM Acquisition Facility. In considering whether it is probable the Company will be able to exercise its extension option, the Company performed a comprehensive assessment including the Company’s expected ability to meet the required criteria. As a result, the Company has concluded it is probable that the extension will be exercised prior to the initial maturity date of the JPM Acquisition Facility. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash Flows

The nine months ended September 30, 2026 and 2025

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(12,581)	$14,511
Net cash provided by investing activities	134,939	32,527
Net cash used in financing activities	(135,275)	(33,562)
Change in cash and restricted cash	(12,917)	13,476
Cash and restricted cash, beginning of year	145,185	84,632
Cash and restricted cash, end of period	132,268	98,108

The nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

Cash flows from operating activities. During the nine months ended September 30, 2026, net cash used in operating activities was $12.6 million compared to net cash provided by operating activities of $14.5 million for the nine months ended September 30, 2025. The change in cash flows from operating activities was primarily due to an increase in net loss, adjusted for non-cash items, of $23.3 million, a decrease in net cash received on derivative settlements and premiums of $25.6 million and a decrease in accrued real estate taxes payable of $4.4 million, partially offset by increases in accrued interest payable of $9.2 million, prepaids and other assets of $8.7 million and accounts payable and other accrued liabilities of $8.2 million.

Cash flows from investing activities. During the nine months ended September 30, 2026, net cash provided by investing activities was $134.9 million compared to net cash provided by investing activities of $32.5 million for the nine months ended September 30, 2025. The change in cash flows from investing activities was primarily due to an increase in net proceeds from sales of real estate, partially offset by an increase in acquisitions of real estate investments and an increase in additions to real estate investments.

Cash flows from financing activities. During the nine months ended September 30, 2026, net cash used in financing activities was $135.3 million compared to net cash used in financing activities of $33.6 million for the nine months ended September 30, 2025. The change in cash flows from financing activities was mainly due to an increase in notes payable principal payments, partially offset by increases in notes payable proceeds received and credit facilities proceeds received and a decrease in credit facilities principal payments.

Debt, Derivatives and Hedging Activity

Debt

As of September 30, 2026, the VineBrook Portfolio had aggregate debt outstanding to third parties of approximately $2.2 billion at a weighted average interest rate of 5.2840% and an adjusted weighted average interest rate of 4.8988%. For purposes of calculating the adjusted weighted average interest rate of our debt outstanding, we have included the fixed rate of 2.00% for all of our variable rate debt due to our interest rate cap transaction with JPM that has a notional amount of $450.0 million, which effectively fixes the interest rate on all of our floating rate debt. The $179.4 million notional of the 4.25% RBC Cap does not impact the calculation of the adjusted weighted average interest rate of our debt outstanding. See Notes 5 and 6 to our consolidated financial statements for additional information.

The following table sets forth a summary of our mortgage loan indebtedness for the VineBrook Portfolio as of September 30, 2026 (dollars in thousands):

JPM Acquisition Facility	Floating	178,198	6.26%	7/9/2027
Barings Term Loan	Fixed	288,619	5.44%	10/17/2030
Barings Term Loan II	Fixed	547,000	5.95%	8/14/2031
ABS I Loan	Fixed	318,496	4.92%	12/8/2028
ABS II Loan	Fixed	380,238	4.65%	3/9/2029
MetLife Term Loan I	Fixed	262,252	4.50%	8/22/2029
MetLife Term Loan II	Fixed	225,261	4.75%	11/4/2029
OSL Loan III	Fixed	15,000	9.25%	2/25/2028
OSL Loan IV	Fixed	5,000	9.50%	6/8/2027
OSL Loan V	Fixed	4,000	10.00%	9/28/2027
TrueLane Mortgage	Fixed	6,923	5.35%	2/1/2028
Crestcore II Note	Fixed	2,148	5.12%	7/9/2029
Crestcore IV Note	Fixed	1,681	5.12%	7/9/2029
Total Outstanding Principal		$2,234,816

(1)
Represents the interest rate as of September 30, 2026. Except for fixed rate debt, the interest rate is one-month term SOFR, plus an applicable margin. The one-month term SOFR as of September 30, 2026 was 3.9125%.

In addition to the mortgage loan indebtedness for the VineBrook Portfolio presented above and described below, the NexPoint Homes Portfolio had $442.4 million of debt outstanding as of September 30, 2026 (excluding amounts owed to the OP by NexPoint Homes, as these are eliminated in consolidation). See Notes 5 and 10 to the consolidated financial statements.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Acquisition Facility was $178.2 million and $82.6 million, respectively. As of September 30, 2026 and December 31, 2025, there was $321.8 million and $417.4 million of remaining availability to be drawn on the JPM Acquisition Facility, respectively. The JPM Acquisition Facility, net of unamortized deferred financing costs, is included in credit facilities, net, on the consolidated balance sheets.

JPM Term Loan

On September 11, 2025, the OP, as borrower, entered into the JPM Term Loan with JPM, and the lenders party thereto from time to time, including OSL. The JPM Term Loan provided for term loans of $485.0 million, all of which were drawn on September 11, 2025.

On August 14, 2026, the Company fully paid off the outstanding principal balance and interest on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, was included in notes payable, net, on the consolidated balance sheets for the year ended December 31, 2025. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the JPM Term Loan was zero and $474.9 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the JPM Term Loan. The JPM Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the Barings Term Loan was $288.6 million and $323.0 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the Barings Term Loan. The Barings Term Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

Barings Term Loan II

On August 14, 2026, the OP, via its indirect subsidiaries, as borrowers, entered into the Barings Term Loan II, providing for a $547.0 million loan with Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company, as lenders, which was fully funded at an original issue discount of 3.0% of the Barings Term Loan II. The Barings Term Loan II is interest-only and matures on August 14, 2031. The loan bears interest at a fixed rate of 5.948% per annum, payable monthly. The Company used the proceeds from the Barings Term Loan II to fully repay the outstanding balances of the JPM Term Loan and the Bluerock Loan. As of September 30, 2026, the outstanding principal balance of the Barings Term Loan II was $547.0 million. As of September 30, 2026, there was zero remaining availability to be drawn on the Barings Term Loan II. The Barings Term Loan II, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The ABS I Loan is collateralized by 2,345 single-family rental homes, and as of September 30, 2026, approximately 12.44% of the Portfolio served as collateral for outstanding borrowings under the ABS I Loan. The ABS I Loan is segregated into six tranches, all of which accrue interest at 4.9235% and have a maturity date of December 8, 2028.

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS I Loan was $318.5 million and $366.9 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS I Loan. The ABS I Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

The Depositor sold the ABS II Certificates, acquired by the Depositor in the manner described above, to placement agents who resold the ABS II Certificates to investors in a private offering. The ABS II Regular Certificates are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. To satisfy applicable risk retention rules, the OP completed a securitization transaction, VINE 2023-SFR2, providing for a 5-year, fixed-rate, interest-only loan of the ABS II Class F Certificates, with a total principal amount of $39.9 million. Additionally, the OP purchased and retained a portion of the ABS II Class A, Class B and Class C components, totaling $19.5 million, $10.5 million and $2.0 million, respectively. The Company evaluated the purchased ABS II Class A, Class B, Class C and Class F certificates as a variable interest in the trust and concluded that the ABS II Class A, Class B, Class C and Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the remaining $39.9 million of the ABS II Certificates are reflected as asset-backed securitization certificates on the Company’s consolidated balance sheets. For the retained ABS II Class F certificate, the Company determined to classify the debt security as a held to maturity investment (see Notes 2 and 5). The Depositor used the proceeds from the sale of the ABS II Certificates to purchase the ABS II Loan from the lender, as described above. The ABS II Regular Certificates were sold to investors at a discount and the OP retained the entire Class F certificate (as described above), with the result that the proceeds, before closing costs, from the ABS II Loan to the ABS II Borrower were approximately $331.8 million. A portion of the net proceeds from the ABS II were used to pay down $242.4 million on the JPM Facility and fund reserves per the credit agreement.

The ABS II Loan is collateralized by 2,312 single-family rental homes, and as of September 30, 2026, approximately 12.26% of the Portfolio served as collateral for outstanding borrowings under the ABS II Loan. The ABS II Loan is segregated into seven tranches, Components A through F, providing for a 5-year, fixed-rate, interest-only loan. The weighted average interest rate of the ABS II Regular Certificates (Class A through E2) is 4.6495% and have a maturity date of March 9, 2029.

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the ABS II Loan was $380.24 million and $397.1 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the ABS II Loan. The ABS II Loan, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan I Facilities was $262.3 million and $308.9 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan I Facilities. The MetLife Term Loan I Facilities, net of unamortized deferred financing costs, are included in notes payable, net, on the consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the MetLife Term Loan II Facility was $225.3 million and $245.0 million, respectively. As of September 30, 2026 and December 31, 2025, there was zero remaining availability to be drawn on the MetLife Term Loan II Facility. The MetLife Term Loan II Facility, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

OSL Loan III

On February 26, 2026, the OP, as borrower, entered into the OSL Loan III for an aggregate amount of up to $15.0 million with OSL. The OP drew $5.0 million and $10.0 million under the OSL Loan III on February 26, 2026 and March 6, 2026, respectively. The OSL Loan III provides for a 2-year, interest-only loan at a 9.25% fixed interest rate and is guaranteed by the Company.

As of September 30, 2026, the outstanding principal balance of the OSL Loan III was $15.0 million. As of September 30, 2026, there was zero remaining availability to be drawn on the OSL Loan III. The OSL Loan III, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

OSL Loan IV

On June 8, 2026, the OP, as borrower, entered into the OSL Loan IV for an aggregate amount of up to $5.0 million (the “OSL Loan IV”) with OSL. The OP drew $5.0 million under the OSL Loan IV on June 8, 2026. The OSL Loan IV provides for a 1-year, interest-only loan at a 9.50% fixed interest rate and is guaranteed by the Company.

As of September 30, 2026, the outstanding principal balance of the OSL Loan IV was $5.0 million. As of September 30, 2026, there was zero remaining availability to be drawn on the OSL Loan IV. The OSL Loan IV, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

OSL Loan V

On September 28, 2026, the OP, through certain of its subsidiaries as borrowers, entered into the OSL Loan V for an aggregate amount of up to $25.0 million with OSL. The OP, through the subsidiary borrowers, drew $4.0 million under the OSL Loan V on September 28, 2026. The OSL Loan V provides for a 1-year, interest-only loan at a 10.00% fixed interest rate and is guaranteed by the Company.

As of September 30, 2026, the outstanding principal balance of the OSL Loan V was $4.0 million. September 30, 2026, there was $21.0 million of remaining availability to be drawn on the OSL Loan V. The OSL Loan V, net of unamortized deferred financing costs, is included in notes payable, net, on the consolidated balance sheets.

NREF Revolver

On May 7, 2026, the OP, as borrower, entered into the NREF Revolver for an aggregate amount of up to $20.0 million with NREF OP as lender. The OP drew $10.0 million and $8.0 million under the NREF Revolver on June 25, 2026 and June 29, 2026, respectively. The NREF Revolver provides for a 2-year, interest-only loan at a 9.75% fixed interest rate.

On September 14, 2026, the OP fully paid off the outstanding principal balance and interest on the NREF Revolver. The NREF Revolver, net of unamortized deferred financing costs, was included in credit facilities, net, on the consolidated balance sheets. As of September 30, 2026, the outstanding principal balance of the NREF Revolver was zero. As of September 30, 2026, there was zero remaining availability to be drawn on the NREF Revolver.

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

Interest Rate Derivative Agreements

For a description of the Company's interest rate swap activity during the year ended December 31, 2025, see Note 6 to the consolidated financial statements included in our Annual Report. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On June 27, 2025, the Company, through the OP, paid a premium of approximately $0.1 million and entered into the RBC Cap with a notional amount of $31.9 million. Subsequent to the initial RBC Cap transaction, the Company paid premiums and modified the RBC Cap multiple times, wherein the total notional amount was increased to $179.4 million. On February 11, 2026, the Company, through the OP, paid a premium of approximately $6.8 million and entered into the JPM Cap with JPM with a notional amount of $450.0 million. The interest rate caps effectively cap one-month term SOFR at 4.25% on $179.4 million and 2.00% on $450.0 million on floating rate debts. The interest rate caps expire on July 9, 2027 and March 1, 2027, respectively.

Investments in Subsidiaries

As of September 30, 2026, the Company, through the OP and its SPE subsidiaries, owned the Portfolio, which consisted of 18,851 properties in the VineBrook Portfolio and 1,730 properties in the NexPoint Homes Portfolio, through 19 SPEs and their various subsidiaries and through the consolidated investment in NexPoint Homes. The following table presents the ownership structure of each SPE group that directly or indirectly owns the title to each real estate asset as of September 30, 2026, the number of assets held, the cost of those assets, the resulting debt allocated to each SPE and whether the debt is a mortgage loan. The table presents the debt allocations to each SPE that collateralizes the related debt per the loan agreements. The mortgage loan may be settled from the assets of the below entity or entities to which the loan is made (dollars in thousands):

VIE Name	Homes	Cost Basis	OP Beneficial Ownership %	Encumbered by Mortgage		Debt Allocated
NREA VB I, LLC	30	$3,108	100%	Yes		2,916
NREA VB II, LLC	38	3,935	100%	Yes		3,589
NREA VB III, LLC	369	36,406	100%	Yes		35,779
NREA VB IV, LLC	118	12,080	100%	Yes		12,001
NREA VB V, LLC	1,070	72,701	100%	Yes		76,493
NREA VB VI, LLC	81	8,550	100%	Yes		6,617
NREA VB VII, LLC	19	1,861	100%	Yes		1,907
True FM2017-1, LLC	157	15,411	100%	Yes		6,923
VB One, LLC	4,644	635,477	100%	Yes		400,520
VB Two, LLC	1,319	135,278	100%	Yes		151,258
VB Three, LLC	1,196	181,316	100%	Yes		137,361
VB Five, LLC	98	11,700	100%	Yes		3,829
VB Eight, LLC	91	13,510	100%	Yes		7,178
VB Nine, LLC	1,064	155,699	100%	Yes		131,089
VB Ten, LLC	1,073	156,632	100%	Yes		131,164
VB Eleven, LLC	1,863	176,893	100%	Yes		225,261
VB Twelve, LLC	964	285,747	100%	Yes		178,198
VineBrook Homes Borrower 1, LLC	2,345	343,549	100%	Yes		318,496
VineBrook Homes Borrower 2, LLC	2,312	350,566	100%	Yes		380,238
NexPoint Homes	1,730	504,172	84%	No	(1)	336,597
	20,581	$3,104,591				$2,547,414	(2)

(1)
Assets held, directly or indirectly, by NexPoint Homes and its subsidiaries are not encumbered by a mortgage. Instead, the applicable lender has an equity pledge in certain assets of the respective SPEs and an equity pledge in the equity of the respective SPEs.
(2)
In addition to the debt allocated to the SPEs noted above, as of September 30, 2026, NexPoint Homes had approximately $105.8 million of debt not collateralized directly by homes which reflects the amount outstanding on the SFR OP Convertible Notes and the $12.5 million promissory note by and between the SFR OP and NREF as of September 30, 2026.

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2018 and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through TRSs and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRSs for the three months ended September 30, 2026 and 2025. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. NexPoint Homes elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the year ended December 31, 2024.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2026. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

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

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The allocation of Total Consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by ASC 820 (see Note 6 to our consolidated financial statements), is based on an independent third-party valuation firm’s estimate of the fair value of the tangible and intangible assets and liabilities acquired, or management's internal analysis based on market knowledge obtained from historical transactions. The valuation methodology utilizes market comparable information, depreciated replacement cost and other estimates in allocating value to the tangible assets. The allocation of the Total Consideration to intangible lease assets represents the value associated with the in-place leases, which is generally one month’s worth of effective gross income (rental revenue, less credit loss allowance, plus other income) as the average downtime of the assets in the portfolio is approximately one month and the assets in the portfolio are leased on a gross rental structure. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized or accreted as interest expense over the life of the debt assumed. The allocation of Total Consideration requires relying upon estimates and assessments of factors that are, at times, subject to significant uncertainty.

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

Impairment

Real estate assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, changes in hold periods, rental rates or occupancy percentages, as well as significant changes in the economy. In such cases, the Company will evaluate the recoverability of the assets by comparing the estimated future cash flows expected to result from the use and eventual disposition of each asset to its carrying amount and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount. If impaired, the real estate asset will be written down to its estimated fair value. The process whereby we assess our single-family rental homes for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. During the three months ended September 30, 2026 and 2025, $0.5 million and no impairments on operating properties were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2026 and 2025, $9.9 million and $2.5 million of impairments on operating properties were recorded, respectively, which are included in loss on sales and impairment of real estate, net on the consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2026, we had total indebtedness of $2.7 billion which includes $178.2 million of outstanding variable-rate debt. As of September 30, 2026, we had effectively converted 100.0% of these borrowings to a fixed rate through interest rate cap agreements. Our variable-rate borrowings bear interest at the one-month term SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in the one-month term SOFR on our annual interest expense would be an estimated increase or decrease of less than $0.1 million. This estimate considers the impact of our interest rate cap agreements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Annual Report and our Quarterly Report on Form 10-Q for the period ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Common Stock

The following table presents information regarding the DRIP that have not been previously disclosed in Current Reports on Form 8-K (dollars in thousands, except per share amounts).

	Common Stock DRIP
Month Ended	Shares Reinvested	DRIP Price (1)	Reinvestment Amount (2)
August 31, 2026	86,039	52.61	—

(1)
Common Stock DRIP shares are generally purchased at a discounted rate of 97% of the NAV in effect.
(2)
For shares of Common Stock issued under the DRIP, we do not receive any cash proceeds from the transaction as the stockholder receives shares in lieu of the cash dividend. Refer to Note 7 to the consolidated financial statements included in this Form 10-Q for further discussion.

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

Amended and Restated Share Repurchase Plan

Under the amended and restated share repurchase plan (the “Amended Share Repurchase Plan”), investors could have requested on a quarterly basis that the Company repurchase all or a portion of their Common Stock. On July 28, 2025, the Board determined to suspend share repurchases for an indefinite period, subject to extenuating circumstances, and on October 26, 2026, the Board approved a change to the Amended Share Repurchase Plan whereby redemption requests, including those related to death, disability or other hardship circumstances, will no longer be processed. Under the Amended Share Repurchase Plan, shares were repurchased at the then-current NAV per share in effect. The total amount of aggregate repurchases of shares was limited to no more than 5% of the Company’s aggregate NAV per calendar quarter. The Company was not obligated to repurchase any Common Stock under the Amended Share Repurchase Plan. The Company will continue to evaluate potential liquidity opportunities for stockholders.

The table below contains information regarding the repurchases of Common Stock by the Company pursuant to the Share Repurchase Plan during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in thousands)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	—	$—	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1

Loan Agreement, dated August 14, 2026, by and among VB One, LLC and certain subsidiary borrowers thereto, as borrowers, VB OP Holdings LLC, as equity owner guarantor, VineBrook Homes Trust, Inc., as parent guarantor, Massachusetts Mutual Life Insurance Company, as Class A Lender and MassMutual Ascend Life Insurance Company, as Class B Lender (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 14, 2026).

10.2

Credit Agreement, dated September 28, 2026, by and among VB Thirteen, LLC and VB Fourteen, LLC, as borrowers, and The Ohio State Life Insurance Company, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 28, 2026).

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

VINEBROOK HOMES TRUST, INC.

Signature	Title	Date

/s/ John Good		November 10, 2026
John Good	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Richards		November 10, 2026
Paul Richards	Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer and Principal Accounting Officer)